Form 10KSB40
period 1996-12-31
PEACHTREE FIBEROPTICS INC /DE/
filed 1997-03-31
CIK 890285

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                        Commission File Number 1-11454-03
                                               ----------

                           Peachtree FiberOptics, Inc.
                           ---------------------------
                 (Name of small business issuer in its charter)

                Delaware                                    58-1974423
     -------------------------------                    -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)


701 Brickell Avenue, Suite 2000, Miami, Florida                       33131
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                    Issuer's telephone number: (305) 374-0282
                                               --------------

Securities registered under Section 12(b) of the Exchange Act:

      (a)  Common Stock, par value $0.01 per share
      (b)  Callable stock purchase warrants

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

The issuer's revenues for the fiscal year ended December 31, 1996 was $0.

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 25, 1997, based upon the average bid and ask prices of such stock on that date was $0. The number of shares of Common Stock of the issuer outstanding as of March 25, 1997 was 3,583,332.

                                     PART I

ITEM 1.  GENERAL DESCRIPTION OF BUSINESS

The Company is a development stage enterprise and was incorporated in the state of Delaware in February 1992, primarily to engage in the production and sale of plastic optical fiber ("POF"). In connection with its formation, the Company acquired from Peachtree Technologies, Inc. ("PTI") the rights to certain technology for a new manufacturing process to produce POF. The Company also entered into an agreement with Fiberoptic Machinery Company, Inc. ("FMCI") to sell under the Company's name certain custom designed machinery produced by FMCI to manufacture wire, cable and glass fiber ("Custom Machinery"). FMCI was a small machinery company incorporated in the state of Georgia at the time the Company was incorporated. FMCI acquired the remaining assets and debt of PTI and FMCI's continued survival was solely dependent on the success of the Company's efforts to sell custom machinery.

Since inception, the Company completed an initial public offering, assembled a senior management team with extensive experience in the POF and optical fiber industries, filed for and was granted patent protection for the use of its new process to produce graded index POF, installed an initial production system, established relationships with potential key POF customers, and relocated its corporate offices to a facility with sufficient production capacity. Due to inadequate capital resources, the inability to raise additional capital, technical difficulties existing with the Company's initial POF production system, certain lawsuits filed against the Company, and certain claims asserting that the Company was liable for the debts of FMCI, the Company, on October 27, 1993, granted any officer of J.W. Charles Securities, Inc. and Corporate Securities Group, Inc., the Company's initial public offering managing underwriters, a limited power-of-attorney to negotiate and execute an agreement with Genesis Partners, Inc. to act as exclusive manager of the Company and all of its business interests.

POF development efforts had been primarily focused on meeting specifications set forth by Rutgers University Fiberoptics Department for "Illumination Plastic Optical Fiber". In the second quarter of 1993 the Company believed its POF met these specifications and the Company's illumination POF was evaluated and accepted by a sign manufacturer. During the third quarter of 1993, the sign manufacturer informed the Company that the POF previously accepted no longer met required specifications. The Company then determined its POF was not comparable to POF produced by other manufacturers. At that time, the Company did not possess funding needed to enhance or modify its existing POF production system to meet required specifications.

On October 27, 1993, the Company ceased all operations and subsequently sold certain assets relating to its Custom Machinery and POF operations. On February 2, 1994, the Company entered into an Asset Acquisition Agreement for the sale of the Company's POF production system, certain equipment and inventory for $200,000. In connection with this sale, the Company licensed its proprietary technology.

COMPETITION

Since the Company is now seeking additional capital or investors or acquisition or merger opportunities, the Company encounters significant competition in its efforts to locate capital and/or investors or to attract acquisition or merger opportunities from other individuals and entities having similar objectives. Some of the competing individuals and entities have management, investment managers or advisors with significantly greater experience, resources and managerial capabilities than the Company and are therefore in a better position than the Company to obtain access to capital or investors or attractive acquisition or merger opportunities.

EMPLOYEES

At December 31, 1996, the Company had one part-time employee, who on October 27, 1993, was appointed by J. W. Charles Securities, Inc. and Corporate Securities Group, Inc., the Company's initial public offering managing underwriters, to act as exclusive manager of the Company and its business interests.

The Company's business activities are managed by Mr. Leonard J. Sokolow, President/CEO, Genesis Partners, Inc., 701 Brickell Avenue, Suite 2000, Miami, Florida 33131.

ITEM 2. PROPERTIES

The Company's prior lease obligations have been either settled or assigned to another company, and the Company does not lease any property or own significant assets as of December 31, 1996.

ITEM 3. LEGAL PROCEEDINGS     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    None.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

From October 8, 1992 through December 31, 1993, the Company's Common Stock and Warrants had been traded on the NASDAQ Small-Cap Market under the symbols PFII and PFIIW, respectively, and on The Boston Stock Exchange under the symbols PFI and PFIW, respectively. In January 1994 the Company's Common Stock and Warrants were de-listed from both exchanges, and since such date, there has been no public trading market for either of such securities. The Warrants expired in October 1995.

In connection with the bridge financing discussed in Item 6, the Company granted to two investors an immediately exercisable three-year warrant to purchase 10,000 shares of Common Stock at a price of $2.50 per share. The shares underlying such warrants have been granted piggyback registration rights during the term of the warrants and demand registration rights during the last two years of the term of the warrants. Such warrants also contain certain anti-dilution rights.

The number of stockholders of record for the Company's common stock as of March 25, 1997 was 182.

The Company has not paid any cash dividends since inception, and it does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

On October 27, 1993 Genesis Partners, Inc. (the "Managing Agent") was granted authority by the Company to act as exclusive manager of the Company and all of its business interests. The Managing Agent commenced a liquidation of certain assets of the Company shortly thereafter.

As a result of the Company's decision to liquidate certain assets, the Company began using the liquidation basis of accounting for the period beginning October 28, 1993. Therefore, for the period beginning October 28, 1993 assets have been adjusted to net realizable values and liabilities adjusted to settlement amounts plus estimated liquidation costs. As of December 31, 1996, the net realizable value of the Company's assets was $15,883 and its total liabilities were $735,428.

On May 15, 1995, the Company obtained bridge financing in the aggregate amount of $50,000 from two investors, less a 10% fee paid to JW Charles Securities, Inc. for arranging the transaction. The Company used approximately $16,000 of the proceeds from this financing to pay professional fees and applied the remainder of the proceeds to meet operating expenses. In exchange for such financing, the Company issued a promissory note in the principal amount of $25,000 each to the two investors. Such notes bear interest at a rate of 10% per annum and became due upon the earlier of November 15, 1995 or the closing date of a firm commitment underwritten secondary public offering of the Company's securities. Such notes are currently in default and remain unpaid. No agreement, understanding or arrangement presently exists with respect to any secondary public offering.

On May 30, 1996, the Company executed an assignment agreement with VAI Patent management Corporation ("VAI") in the amount of $10,000. The agreement assigns VAI the Company's title and interest in its U.S. registered patent and its exclusive license agreement with Lightwave Technology, Inc. Under the terms of the agreement the Company may receive an additional lump sum payment equal to $15,000 if certain goals are met by the assignee within a 36 month period.

ITEM 7. FINANCIAL STATEMENTS

The Company's audited financial statements accompany this report as Item 13(b).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The sole managing agent and director of the Company are as follows:

     NAME                         AGE     POSITION WITH COMPANY
     ----                         ---     ---------------------
     Leonard J. Sokolow            40     Managing Agent
     Sidney Levine                 79     Director


     LEONARD J. SOKOLOW has been Chairman of the Board, President, Chief Financial Officer and Portfolio Manager of The Americas Growth Fund, Inc., a publicly held investment company since June 1994. From September 1996, Mr. Sokolow has been President of Union Atlantic, LC a privately-held merchant banking and financial advisory services firm. From August 1993, Mr. Sokolow had been President and Chief Executive Officer of Genesis Partners, Inc. a privately-held corporation which provides domestic and international investment banking and financial advisory services. Genesis Partners, Inc. has been the Managing Agent of the Company since October 1993. From May 1988 to July 1993, Mr. Sokolow was employed by Windmere Corporation, a public corporation engaged in the manufacture and distribution of personal care products and small household appliances, most recently as its Executive Vice President-Operations, Administration and Finance and General Counsel. Since September 1992, Mr. Sokolow has been a director of Video Jukebox Network, Inc. ("Video Jukebox"), a public company in the entertainment industry of Video Jukebox. Since March 1990, Mr. Sokolow has served as a director of Catalina Lighting, Inc., a public company engaged in the import and distribution of commercial and residential electrical lighting. Since April of 1995 Mr. Sokolow has been a director of Ezcony Interamerica, Inc. a distributor of electronic products and CD Rom programing to Latin America. Mr. Sokolow received a B.A. degree with majors in Economics and Accounting from The University of Florida in 1977, a J.D. degree from The University of Florida School of Law in 1980 and an L.L.M. (Taxation) degree from The New York University Graduate School of Law in 1982, Mr. Sokolow is a Certified Public Accountant.

     SIDNEY LEVINE has been serving as a director of the Company since January 21, 1994. For more than the past five years, Mr. Levine has been a retired business executive.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of the date hereof, there are no transactions for which the officers, directors and significant stockholders have not timely filed the appropriate form under Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table provides the cash and other compensation paid or accrued by the Company for the 1996, 1995, and 1994 fiscal years to persons who served as the Company's chief executive officers (or acted in a similar capacity) during the 1996, 1995 and 1994 fiscal years:

                               ANNUAL COMPENSATION                                               LONG-TERM COMPENSATION
                              ----------------------------------------------------------  ---------------------------------------
                                                                                          SECURITIES
                                                                           RESTRICTED     UNDERLYING
                                                           OTHER ANNUAL      STOCK          STOCK      LTIP       ALL OTHER
   NAME/POSITION      YEAR     SALARY         BONUS        COMPENSATION      AWARDS        OPTIONS    PAYOUTS    COMPENSATION
----------------------------------------------------------------------------------------  ---------------------------------------

----------------------------------------------------------------------------------------  ---------------------------------------
Leonard J. Sokolow/   1996         $0         $0                 $0            $0            $0         $0           $0
Managing Agent (1)    1995         $0         $0                 $0            $0            $0         $0           $0
                      1994         $0         $0                 $0            $0            $0         $0           $0



      (1) Mr. Sokolow has rendered supervisory and management services to the Company on behalf of the Managing Agent, Genesis Partners, Inc., since October 27, 1993. He has not received any cash compensation but Genesis Partners, Inc. of which he is President and CEO and a controlling shareholder is entitled to a managing agent fee equal to $150,000 per year. The Company has accrued $475,000 for the first, second, third and part of the fourth year fee but payment of such fee by the Company is contingent upon certain conditions which have not yet occurred. See "Managing Agent Compensation."


COMPENSATION TO DIRECTORS

Outside directors receive a fee of $1,000 per meeting for serving as directors of the Company and are also reimbursed for reasonable out-of-pocket expenses incurred while performing their functions as directors of the Company. During 1994, 1995 and 1996 the outside director served without compensation.


MANAGING AGENT COMPENSATION

On October 26, 1993, the Company entered into a management agreement with Genesis Partners, Inc. ("Genesis") to perform supervisory and managerial services relating to the Company's business affairs. On February 28, 1994, the management agreement was amended whereby Mr. Sokolow, President and CEO of Genesis, was added to the agreement to render supervisory and managerial services to the Company on behalf of Genesis. The terms of the agreement require the Company to pay Genesis and Mr. Sokolow for services rendered a fee in an amount equal to $150,000 per year and issue Leonard J. Sokolow, the sole stockholder of the Managing Agent, 10% of the Company's outstanding common stock on a fully diluted basis. As of the date of this report no cash compensation has been paid to the Managing Agent. However, the Company has accrued $475,000 for the first, second, third and part of the fourth year fee. Payment of such compensation is contingent upon the Company obtaining sufficient capital through a private placement or a public offering and/or the completion of a merger or acquisition. Pursuant to such agreement, on February 28, 1994, and February 15, 1995, the Company issued

Mr. Sokolow 287,288 and 71,044 shares, respectively, of the Company's Common Stock. This agreement was to have expired on October 26, 1995 but was extended for an additional three years and will expire on October 26, 1998.

1992 INCENTIVE STOCK PLAN

In July 1992, the Company adopted an Incentive Stock Plan (the "Plan") covering 310,000 shares of Common Stock pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive stock options and non qualified stock options, restricted stock and stock appreciation rights. The selection of participants, grants of options, restricted stock and stock appreciation rights, determination of price and other conditions of the grants will be determined by the Stock Option Committee in its sole discretion. Incentive stock options granted under the Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than ten percent of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of grant.

To date, non qualified options to purchase an aggregate of 205,000 shares of Common Stock have been granted under the Plan. Options for 25,000 shares have an exercise price of $3.13 per share and all other options have an exercise price of $2.25 per share. These options are immediately exercisable, and expire ten years after the date of grant. (None of these options have been exercised.) All of the shares issuable upon exercise of the options are subject (at the election of the Company) to repurchase at fair market value for one year after termination of employment or as a Director, as the case, may be, except that if the termination is for cause, the shares may be repurchased at the price paid by the optionee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information at March 25, 1997 with respect to the beneficial ownership of shares of Common Stock by: (i) each person known by the Company to be the owner of more than five percent of the outstanding shares of Common Stock, (ii) each officer and director; and (iii) all officers and directors as a group.


               NAME AND ADDRESS                        SHARES OWNED              PERCENTAGE OWNED
               ----------------                        ------------              ----------------
Steve Gorlin                                              500,200 (1)               13.5%
3453 Holcomb Bridge Road
Suite 220
Norcross, Georgia  30092

D. H. Blair Investment                                    475,200                   12.8
Banking Corp.
44 Wall Street
New York, New York 10009



Leonard J. Sokolow                                        358,332                   10.0
701 Brickell Avenue, Suite  2000
Miami, Florida 33131


Sidney Levine                                                   -                    -
3 Timber Drive
Ocean, New Jersey 07712

All executive officers and directors                      358,332                   10.0
  as a group (2 persons)


(1) Includes 25,000 options pursuant to the Plan that are immediately exercisable.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A Shareholders' Agreement entered into among certain stockholders of the Company prior to the initial public offering contains certain registration rights. These stockholders holding 880,000 of the 3,583,332 currently outstanding shares of Common Stock can request that the Company register their shares pursuant to the Act. The expenses of the registration will be either paid by the Company or selling stockholders, depending upon the type of registration.

                                     PART IV


ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are being filed and are numbered in accordance with Item 601 of Regulation S-B:


EXHIBIT NUMBER       DESCRIPTION
---------------------------------------------------------------------------------------------------------------------------
    10.1              Management Agreement by and between the Company and Genesis Partners, Inc. dated October 27,
                      1993.*/**
    10.2              Addendum to Management Agreement by and between the Company and Genesis Partners, Inc. dated
                      October 27, 1993. */**
    10.3              Asset Acquisition Agreement by and between the Company and Lightwave Technology, Inc. dated
                      February 2, 1994. *
    10.4              Bill of Sale by and between the Company and Lightwave Technology, Inc. dated February 2, 1994.*
    10.5              Exclusive License Agreement and Option to Purchase Agreement by and between the Company and
                      Lightwave Technology, Inc. dated February 2, 1994. *
    10.6              Assignment of Lease Agreement by and between the Company and Lightwave Technology, Inc. dated
                      February 2, 1994. *
    10.7              Addendum to October 27, 1993 Management Agreement by and between the Company and Genesis
                      Partners, Inc. dated February 28, 1994.
    10.8              Addendum to October 27, 1993 Management Agreement by and between the Company and Genesis
                      Partners, Inc. dated October 26, 1995.**
    10.9              Addendum to October 27, 1993 Management Agreement by and between the Company and Genesis
                      Partners, Inc. dated March 1, 1996.**
    23.1              Consent of Independent Auditors
    27.1              Financial Data Schedule (For S.E.C. purposes only)


* Previously filed as Exhibits to the Company's Form 10-KSB for the fiscal years ended December 31, 1993 and December 31, 1994. All of such documents are incorporated herein by reference.
** Management Agreement

(b)   The following documents are filed as part of this report.

     (1)  Report of Independent Auditors
     (2) Statements of Deficiency in Net Assets Available in Liquidation at December 31, 1996 and 1995 (Liquidation Basis)
     (3) Statements of Changes in Deficiency in Net Assets Available in Liquidation for the period from October 28, 1993 through December 31, 1993 and for each of the three years ended December 31, 1996 (Liquidation Basis)
     (4) Statements of Operations for the period from inception (February 18, 1992) through October 27, 1993
     (5) Statement of Stockholders' Equity for the period from inception (February 18, 1992) through October 27, 1993
     (6) Statement of Cash Flows for the period from inception (February 18, 1992) through October 27, 1993
     (7)  Notes to Financial Statements

(c) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fourth quarter ended December 31, 1996.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 1997

                                      Peachtree FiberOptics, Inc.

                                      By: LEONARD J. SOKOLOW
                                          ---------------------------------
                                          Leonard J. Sokolow
                                          Managing Agent


In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signatures                               Title                                    Date
------------------                       -----------------------------            ---------------
LEONARD J. SOKOLOW
------------------
Leonard J. Sokolow                       Managing Agent                           March 25, 1997
                                         (Chief Executive and Financial
                                         Officer)
SIDNEY LEVINE
-------------
Sidney Levine                            Director                                 March 25, 1997




                              Financial Statements

                           Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                           DECEMBER 31, 1996 AND 1995,
                      PERIOD FROM OCTOBER 28, 1993 THROUGH
                         DECEMBER 31, 1993, YEARS ENDED
                      DECEMBER 31, 1996, 1995, AND 1994 AND
                       PERIOD FROM INCEPTION (FEBRUARY 18,
                         1992) THROUGH OCTOBER 27, 1993
                       WITH REPORT OF INDEPENDENT AUDITORS

                           Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                              Financial Statements


                           December 31, 1996 and 1995,
             Period from October 28, 1993 through December 31, 1993,
                  Years ended December 31, 1996, 1995, and 1994
     and Period from Inception (February 18, 1992) through October 27, 1993




                                    CONTENTS


Report of Independent Auditors ......................................................................    1

Financial Statements

Statements of Deficiency in Net Assets Available in Liquidation
   as of December 31, 1996 and 1995 (Liquidation Basis)..............................................    3
Statement of Changes in Deficiency in Net Assets Available in Liquidation for
   the period from October 28, 1993 through December 31, 1993 and for each of
   the three years ended December 31, 1996 (Liquidation Basis) ......................................    4
Statements of Operations for the period from inception (February 18, 1992)
   through October 27, 1993 .........................................................................    6
Statement of Stockholders' Equity for the period from inception
  (February 18, 1992) through October 27, 1993.......................................................    7
Statement of Cash Flows for the period from inception (February 18, 1992)
   through October 27, 1993 .........................................................................    8
Notes to Financial Statements .......................................................................   10


                         Report of Independent Auditors

Managing Agent and Directors
Peachtree FiberOptics, Inc.

We have audited the accompanying statements of deficiency in net assets available in liquidation of Peachtree FiberOptics, Inc. (a development stage enterprise) (the "Company") as of December 31, 1996 and 1995, and the related statements of changes in deficiency in net assets available in liquidation for the period from October 28, 1993 through December 31, 1993 and for each of the three years ended December 31, 1996. In addition, we have audited the accompanying statements of operations, stockholders' equity and cash flows of the Company for the period from inception (February 18, 1992) through October 27, 1993. These financial statements are the responsibility of the Company's Managing Agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, on October 27, 1993, the Company granted J.W. Charles Securities, Inc. and Corporate Securities Group, Inc. a limited power of attorney to negotiate and execute an agreement with Genesis Partners, Inc. to act as exclusive manager of the Company's assets. The exclusive manager commenced a liquidation of the Company's operating assets and liabilities shortly thereafter. As a result, the Company changed its basis of accounting for periods subsequent to October 27, 1993 from the going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects the deficiency in net assets available in liquidation of the Company at December 31, 1996 and 1995, the changes in its deficiency in net assets available in liquidation for the period from October 28, 1993 through December 31, 1993 and for each of the three years ended December 31, 1996 and the results of operations and cash flows of the Company for the period from inception (February 18, 1992) through October 27, 1993 in conformity with generally accepted accounting principles applied on the bases described in the preceding paragraph.


                                                        /s/ Ernst & Young LLP



March 10, 1997

                           Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                     Statements of Deficiency in Net Assets
                            Available in Liquidation

                               (LIQUIDATION BASIS)


                                                                         DECEMBER 31
                                                                     1996           1995
                                                               --------------------------
ASSETS
Cash                                                           $    15,883    $    13,198
                                                               --------------------------
Total assets                                                        15,883         13,198

LIABILITIES
Accounts payable                                                   134,915        134,915
Accrued expenses                                                    71,237         65,908
Notes payable                                                       50,000         50,000
Lease obligations                                                    4,276          4,276
Managing agent fee                                                 475,000        325,000
                                                               --------------------------
Total liabilities                                                  735,428        580,099
                                                               --------------------------
Deficiency in net assets available in liquidation              $  (719,545)   $  (566,901)
                                                               ==========================

Stockholders' deficiency in net assets:
 Common stock, $.01 par value; 20,000,000 shares
    authorized, 3,225,000 shares issued and outstanding        $    32,250    $    32,250
 Additional paid-in capital                                      3,496,960      3,489,460
 Accumulated deficit                                            (4,248,755)    (4,088,611)
                                                               --------------------------
Stockholders' deficiency in net assets                         $  (719,545)   $  (566,901)
                                                               ==========================



See accompanying notes.

                           Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                       Statement of Changes in Deficiency
                     in Net Assets Available in Liquidation

           Period from October 28, 1993 through December 31, 1993 and
                  Years ended December 31, 1996, 1995 and 1994


Changes in net assets available in liquidation attributed to:
  Reduction in cash                                                       $ (10,949)
  Decrease in inventory due to sales and markdowns                          (10,569)
  Write-down of net property and equipment
   to net realizable value                                                 (388,063)
  Decrease in prepaid expenses and other                                    (12,062)
  Increase in accounts payable                                              (15,654)
  Increase in accrued expenses                                              (22,406)
  Facility operating lease settlement                                       (70,906)
  Gain on settlement of liabilities                                         237,978
  Decrease in liability for termination of custom
   machinery sales agreement with affiliated company                        157,619
                                                                          ---------
                                                                           (135,012)

Net assets available in liquidation at October 27, 1993                      10,336
                                                                          ---------

Deficiency in net assets available in liquidation
 at December 31, 1993                                                      (124,676)

Changes in net assets available in liquidation attributed to:
  General and administrative expenses                                       (83,328)
  Managing agent fee                                                       (150,000)
  Gain on settlement of liabilities                                           4,035
                                                                          ---------
                                                                           (229,293)
                                                                          ---------
Deficiency in net assets available in liquidation
  at December 31, 1994                                                     (353,969)

Changes in net assets available in liquidation attributed to:
  General and administrative expenses                                       (32,932)
  Managing agent fee                                                       (175,000)
  Fees on notes payable                                                      (5,000)
                                                                          ---------
                                                                           (212,932)
                                                                          ---------
Deficiency in net assets available in liquidation
 at December 31, 1995                                                      (566,901)


                           Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                       Statement of Changes in Deficiency
               in Net Assets Available in Liquidation (continued)

           Period from October 28, 1993 through December 31, 1993 and
                  Years ended December 31, 1996, 1995 and 1994


Changes in net assets available in liquidation attributed to:
  General and administrative expenses                            (27,452)
  Managing agent fee                                            (150,000)
  Gain on settlement of liabilities                                7,208
  Capital contribution                                             7,500
  Other revenue                                                   10,100
                                                               ----------
                                                                (152,644)
                                                               ----------
Deficiency in net assets available in liquidation
 at December 31, 1996                                          $(719,545)
                                                               ==========



See accompanying notes.

                           Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                             Statement of Operations

                                                           PERIOD FROM
                                                            INCEPTION
                                                       (FEBRUARY 18, 1992)
                                                             THROUGH
                                                         OCTOBER 27, 1993
                                                         ----------------

Sales:
  Equipment                                               $ 2,897,057
  Repair parts                                                 73,655
  Service                                                      52,589
                                                          -----------
                                                            3,023,301

Cost of sales:
  Equipment                                                 2,344,442
  Repair parts                                                 48,197
  Service                                                      17,711
                                                          -----------
                                                            2,410,350
                                                          -----------
Gross margin                                                  612,951

Selling, general and administrative expenses:
  Salaries and commissions                                    970,943
  Professional fees                                           618,093
  Research and development                                    422,269
  Amortization and depreciation                                71,924
  Bad debts                                                   160,072
  Interest, net                                                23,163
  Other                                                       857,861
  Provision for termination of custom machinery
   sales agreement with affiliated company                  1,000,000
                                                          -----------
                                                            4,124,325
                                                          -----------
Net loss                                                  $(3,511,374)
                                                          ===========
Net loss per share                                        $     (1.53)
                                                          ===========
Weighted average number of shares of
 common stock outstanding                                   2,289,464
                                                          ===========


See accompanying notes.

                           Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                        Statement of Stockholders' Equity


                                                                                                      DEFICIT
                                                                                                    ACCUMULATED
                                         COMMON STOCK        PREFERRED STOCK           ADDITIONAL     DURING THE
                                       ----------------     -------------------         PAID-IN     DEVELOPMENT
                                       SHARES    AMOUNT     SHARES       AMOUNT         CAPITAL        STAGE          TOTAL
                                       ------    ------     ------       ------         -------        -----          -----
Initial sale of stock on
February 18, 1992                     1,302,400   $13,024    457,600    $ 686,400    $     1,776    $      --      $   701,200
 Conversion of preferred stock on
  September 30, 1992                    457,600     4,576   (457,600)    (686,400)       681,824           --             --
 Sale of common stock on
  October 19, 1992,
  net of issuance costs of $895,297   1,110,000    11,100       --           --        2,562,353           --        2,573,453
Net loss                                   --        --         --           --             --       (1,893,619)    (1,893,619)
                                      ---------   -------   --------    ---------    -----------    -----------    -----------
Balance at December 31, 1992          2,870,000    28,700       --           --        3,245,953     (1,893,619)     1,381,034
 Additional October 19, 1992
  common stock issuance costs              --        --         --           --           (9,193)          --           (9,193)
 Issuance of common stock:
  In September 1993 at $.75
   per share for professional fees      110,000     1,100       --           --           81,400           --           82,500
  In September 1993 at $.75 per share
   ($.50 paid in cash, $.25
   for professional fees)                47,500       475       --           --           35,150           --           35,625
  In October 1993 at $.70 per share
   ($.45 paid in cash, $.25
   for professional fees)               197,500     1,975       --           --          136,150           --          138,125
Net loss                                   --        --         --           --             --       (1,617,755)    (1,617,755)
                                      ---------   -------   --------    ---------    -----------    -----------    -----------
Balance at October 27, 1993           3,225,000   $32,250       --      $    --      $ 3,489,460    $(3,511,374)   $    10,336
                                      =========   =======   ========    =========    ===========    ===========    ===========



See accompanying notes.

                          Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                            Statement of Cash Flows

                                                                        PERIOD FROM
                                                                         INCEPTION
                                                                     (FEBRUARY 18, 1992)
                                                                           THROUGH
                                                                      OCTOBER 27, 1993
                                                                      ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $(3,511,374)
Adjustments to reconcile net loss to cash used in operations:
  Provision for termination of custom machinery sales
   agreement with affiliated company                                       1,000,000
  Write-downs of note receivable from stockholders                            42,185
  Write-downs of acquired technology and marketing rights                     20,216
  Bad debts                                                                  160,072
  Issuance of stock options at less than market value                        143,750
  Depreciation and amortization                                               71,924
  Changes in assets and liabilities:
    Accounts receivable                                                     (160,072)
    Equipment deposits                                                          --
    Prepaid expenses and other                                                15,039
    Accounts payable                                                         253,489
    Accrued expenses                                                         147,287
    Deferred rent                                                             37,037
    Affiliated company liability                                            (213,862)
    Customer deposits                                                         42,107
                                                                          ----------
Net cash used in operations                                               (1,952,202)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                         (574,282)
Purchase of certificate of deposit                                          (767,000)
Proceeds from sale of property and equipment                                  18,073
Loans to stockholders                                                       (100,000)
Advances to affiliated company, net                                         (630,017)
Purchase of marketing rights                                                 (10,000)
                                                                          ----------
Net cash used in investing activities                                     (2,063,226)


                           Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                       Statement of Cash Flows (continued)

                                                                    PERIOD FROM
                                                                     INCEPTION
                                                                (FEBRUARY 18, 1992)
                                                                      THROUGH
                                                                 OCTOBER 27, 1993
                                                                 ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on note payable                                              950,000
Payments on capital lease obligations and notes payable                (276,929)
Proceeds from sale of preferred stock                                   686,400
Proceeds from sale of common stock                                    2,684,160
                                                                    -----------
Net cash provided by financing activities                             4,043,631
                                                                    -----------
Increase in cash and cash equivalents                                    28,203
Cash and cash equivalents at beginning of period                           --
                                                                    -----------
Cash and cash equivalents at end of period                          $    28,203
                                                                    ===========

CASH PAID FOR
Interest                                                            $    65,505
                                                                    ===========









See accompanying notes.

                           Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                           December 31, 1996 and 1995


1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Peachtree FiberOptics, Inc. (the "Company") was formed on February 18, 1992 by the sale of 520,000 shares of nonvoting, Series A convertible preferred stock (convertible to 457,600 shares of common stock) for $686,400 and 651,200 shares of common stock for $7,400. Concurrent with the formation, the Company, among other things: (a) acquired certain fiber optic technology in exchange for 651,200 shares of the Company's common stock; (b) paid $340,000 to an affiliated company to manufacture an initial production system; and (c) paid $127,500 for a covenant not to compete with a company owned by certain of the Company's stockholders, which payment was immediately charged to research and development expense.

On September 30, 1992 the Company effected a .88-for-one reverse stock split of its common shares. All references to numbers of such shares and per share amounts in the accompanying financial statements and notes reflect this split retroactively.

On October 19, 1992 the Company closed an initial public offering with the sale of an additional 1,110,000 shares of its common stock and 555,000 stock warrants for net cash proceeds of $2,573,453. Concurrent with the initial public offering and in accordance with the terms of the preferred stock, the 520,000 shares of preferred stock were converted into 457,600 shares of common stock.

Since inception (February 18, 1992) the Company was involved in the development of a process to manufacture plastic optical fiber (POF) using the acquired proprietary technology. The Company was a development stage enterprise, and did not realize significant operating revenues from its proprietary POF business. Through October 27, 1993 the Company was engaged in developing its POF products and obtaining financing, and, through April 1993, purchased and resold wire, cable and glass fiber manufacturing machinery ("custom machinery") (see Note 3).

Initially the Company expected that revenues from custom machinery orders would provide sources of funds to offset operating and development expenses in the Company's POF business. During the first quarter of 1993 the affiliated company's financial condition significantly weakened, resulting in the Company suspending sales and

                          Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                   Notes to Financial Statements (continued)


1. ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

marketing efforts for custom machinery, terminating its custom machinery manufacturing agreement with the affiliated company, and recording a charge of $1,000,000 in the 1992 financial statements to provide for the outstanding balance under the line of credit described in Note 3 and to provide for estimated losses to be incurred by the Company as a result of this termination.

Since inception the Company had advanced amounts under the line of credit to the affiliated company which manufactured custom machinery, for which the Company acted as reseller. The line of credit was collateralized by all the assets of the affiliated company. On June 1, 1993, the Company exercised its rights as a creditor and took possession of its collateral, pursuant to UCC Article 9 repossession, which consisted of certain assets, properties, and rights of the affiliated company.

On September 23, 1993 the Company filed a Registration Statement on Form S-8 registering 110,000 shares of the Company's common stock and 560,000 options to acquire an additional 560,000 shares of common stock. From September 23, 1993 through October 27, 1993, 245,000 options were exercised to purchase 245,000 shares of the Company's stock for $112,500. In connection therewith, the Company recorded $143,750 of expenses related to the excess of the market value of such shares over the related proceeds.

On October 5, 1993 the Company entered into an Asset Purchase Agreement with an unaffiliated company for the sale of certain assets, properties, and rights previously owned by the affiliated company and repossessed by the Company on June 1, 1993. The aggregate selling price for these assets was based on a royalty formula extending 36 months. As of December 31, 1996, no royalties had been received by the Company pursuant to this agreement.

On October 14, 1993 a complaint was filed against the Company by certain trade creditors of the affiliated company in the amount of $356,000. During 1994 the Company paid such trade creditors $55,000 in settlement of the complaint.

                          Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                   Notes to Financial Statements (continued)


1. ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

On October 27, 1993 the Company granted any officer of J.W. Charles Securities, Inc. and Corporate Securities Group, Inc., the Company's managing underwriters, a limited power-of-attorney to negotiate and execute an agreement with Genesis Partners, Inc. (the "Managing Agent") to act as exclusive manager of the Company and all of its business interests. The Managing Agent commenced a liquidation of the Company's operating assets and liabilities shortly thereafter (see Note 2). The Company agreed to pay the Managing Agent $150,000 per year and issue the sole stockholder of the Managing Agent 10% of the Company's outstanding common stock on a fully diluted basis. As of the date of this report, no compensation has been paid to the Managing Agent. However, the Company has accrued $150,000 for the first year fee, $150,000 for the second year fee, $150,000 for the third year fee and a pro rata share equaling $25,000 for the fourth year fee, for a total of $475,000 at December 31, 1996. Payment of such compensation is contingent upon the Company's obtaining sufficient capital through a private offering or the completion of a merger or acquisition of the Company. On February 28, 1994 and February 15, 1995 the Company issued 287,288 and 71,044 restricted shares of common stock, respectively, to the sole stockholder of the Managing Agent pursuant to the agreement. During 1996 the Managing Agent's agreement was extended through October 27, 1998 with substantially the same terms.

During 1994 the Managing Agent sold certain of the Company's remaining operating assets, primarily the initial production system and certain licensed technology, for $200,000 to an unrelated third party. Accordingly, such amount was recorded as the net realizable value of the POF production system at December 31, 1993, resulting in a decrease in the carrying value of property and equipment of $388,063 during the liquidation period from October 28 through December
31, 1993.

On May 30, 1996 the Company entered into an assignment agreement with an unrelated third party (the "assignee") in the amount of $10,100. The agreement assigns to the third party the Company's title and interest in their U.S. registered patent and their exclusive license agreement with Lightware Technology, Inc. Under the terms of the Agreement the Company may receive an additional lump sum payment equal to $15,000 if certain goals are met by the assignee within a 36 month period.

                          Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                   Notes to Financial Statements (continued)



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

Generally accepted accounting principles require the adjustment of assets and liabilities to estimated net realizable value under the liquidation basis. Accordingly, the statements of deficiency in net assets available in liquidation at December 31, 1996 and 1995 reflect assets and liabilities on this basis.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

REVENUE RECOGNITION

Sales of equipment and repair parts were recognized upon shipment. Service revenues were recorded when such services were performed.

STATEMENT OF CASH FLOWS

The Company included cash and short-term investments, when present, with original maturities of less than 90 days in cash and cash equivalents.

NET LOSS PER SHARE

Primary net loss per share was computed using the weighted average number of common shares outstanding during the period.

                          Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                   Notes to Financial Statements (continued)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT PRONOUNCEMENT

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which encourages companies to recognize expense for stock-based awards based on their fair value on the date of grant. The Company adopted the liquidation basis of accounting effective October 28, 1993. Accordingly, it does not report net income or earnings per share information in its financial statements. Therefore, no pro forma information related to SFAS No. 123 is disclosed in the Company notes to its financial statements.

3. RELATED PARTY TRANSACTIONS

NOTES RECEIVABLE FROM STOCKHOLDERS

On February 18, 1992 the Company loaned an aggregate of $100,000 to certain stockholders. The loans were due in full on February 18, 1994 and accrued no interest. Concurrently, the Company accrued a bonus of a like amount which was payable to such stockholders, assuming they were still employed by the Company on February 18, 1994. The bonus was being charged to operations over the period to February 18, 1994. Accordingly, the note receivable and bonus payable were offset in the Company's financial statements through October 27, 1993.

In February 1993 the Company entered into a settlement agreement with a certain stockholder in which the Company agreed to cancel the stockholder's loan obligation to the Company in exchange for the cancellation of the bonus owed by the Company to such stockholder. Additionally, the Company paid approximately $73,000 in severance costs to such stockholder through September 30, 1993.

                          Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                   Notes to Financial Statements (continued)


3. RELATED PARTY TRANSACTIONS (CONTINUED)

NOTES RECEIVABLE FROM STOCKHOLDERS (CONTINUED)

In July 1993 the Company terminated the employment of another of the certain stockholders and requested that the stockholder's loan of $25,000 from the Company be repaid. As of October 27, 1993 the stockholder had not repaid the loan and the Company wrote off such amount.

On October 27, 1993 the Company agreed to forgive the remaining stockholders' loan obligations of $50,000 to the Company in exchange for the cancellation of the bonus owed by the Company to such stockholders upon the stockholders' resignations as officers of the Company.

STOCK OPTIONS TO STOCKHOLDER

The Company granted a principal stockholder an option to purchase 25,000 shares of Common Stock at $3.125 per share in consideration for a short-term loan of $100,000 made available to the Company in September 1992 and repaid during October 1992. The options are exercisable and expire in September 2002.

                          Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                   Notes to Financial Statements (continued)


3. RELATED PARTIES (CONTINUED)

ADVANCES TO AFFILIATED COMPANY

The Company advanced amounts under a line of credit to an affiliated company which manufactured wire, cable and glass fiber manufacturing machinery, for which the Company acted as reseller. These advances accrued interest at the rate of prime plus 2%, not to exceed 10%, from the date of the advance. On July 31, 1992, prior to the Company's initial public offering, the line of credit was guaranteed in part by a stockholder; however, the guarantee was "self-liquidating" in that repayments from the affiliated company reduced the guaranteed amount and additional advances to the affiliated company carried no such guarantee. During the first quarter of 1993, the affiliated company's financial condition significantly weakened causing the Company to discontinue making such advances. On June 1, 1993 the Company exercised its rights as a creditor pursuant to UCC Article 9 repossessions, and took possession of all assets, properties, and rights of the affiliated company.

PURCHASES FROM AFFILIATED COMPANY

During the period from inception through October 27, 1993, the Company paid $2,410,350 to the affiliated company for machinery and parts which the Company resold to customers for an aggregate of $3,023,301. The Company also paid approximately $450,000 to the affiliated company to manufacture an initial production system and advanced an additional $72,200 to the affiliated company to manufacture certain custom machinery which was never recovered since such custom machinery was never completed or delivered.

RECEIPTS FROM AFFILIATED COMPANY

During 1996 an affiliated Company controlled by the Managing Agent paid certain expenses of the Company. As the Managing Agent is a principal stockholder of the Company, the payment was treated as a capital contribution.

                          Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                   Notes to Financial Statements (continued)


3. RELATED PARTIES (CONTINUED)

OTHER RELATED PARTY TRANSACTIONS

The Company subleased, on a month-to-month basis, certain facilities from the affiliated company, as well as sharing certain administrative costs (principally insurance, utilities and maintenance). Amounts charged to expense as a result of these arrangements aggregated approximately $52,000 for the period from January 1, 1993 through October 27, 1993.

In connection with the settlement agreement with a certain stockholder mentioned above, the Company guaranteed debt of the affiliated company of $59,060 which debt was assumed by the Company during 1993.

In February 1993 the Company borrowed $50,000 from a stockholder's relative which loan bore interest at a rate of 10% per annum, and was payable no later than February 26, 1995. The loan and accrued interest was repaid on May 21, 1993.

4. NOTES PAYABLE

During July 1992 the Company refinanced a line of credit previously supplied by a stockholder by signing a $700,000 promissory note payable to a bank. On March 4, 1993 the Company refinanced the promissory note with a different bank for $700,000 due March 1995. Such note accrued interest at the rate of prime plus 1% per annum and was collateralized by a $700,000 certificate of deposit. In November 1993 the Company was in violation of, and unable to cure, certain covenants, and, therefore, the bank exercised its rights under the terms of the note and took possession of the $700,000 certificate of deposit in full satisfaction of the promissory note.

During May 1995 the Company borrowed $50,000 under two subordinated promissory notes of equal amounts, less a $5,000 transaction fee, from certain unrelated parties. The principal amount and accrued interest, at a rate of 10% per annum, were due the earlier

                          Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                   Notes to Financial Statements (continued)


4. NOTES PAYABLE (CONTINUED)

of November 15, 1995 or the closing date of a firm commitment underwritten secondary public offering of the Company's securities. At December 31, 1996 such amounts are past due. In connection with the notes, the Company issued each party an anti-dilutive Common Stock Purchase Warrant to purchase 10,000 shares of the Company's $.01 par value common stock at an exercise price of $2.50 per share. The warrants expire on May 15, 1998.

5. COMMITMENTS

The Company had employment contracts with certain of its officers, generally covering the terms, conditions, salary and other matters regarding their employment. The Company had assigned, on a recourse basis, two of these contracts to the affiliated company. Such contracts were reassigned to the Company during 1993. By October 27, 1993 all contracts had been canceled through termination or settlement agreements.

The Company agreed to grant options as to 160,000 shares of the Company's common stock on May 26, 1992 to an officer and director at an exercise price of $2.25 per share. Such options were scheduled to vest in equal amounts annually over a three-year period and were exercisable until May 2002. On October 27, 1993 the Company agreed to fully vest such options in return for the officer and director's resignation. The options expire ten years from date of grant.

In addition to the sublease from the affiliated company (see Note 3), the Company also leased a production facility from an unrelated third party for $3,250 per month on a month-to-month basis. In connection with sale of certain assets of the Company (see Note 1), the lease commitment was transferred to another company. Total rent expense approximated $112,000 and $139,000 for the period from January 1, 1993 through October 27, 1993 and for the period from inception through October 27, 1993, respectively.

                          Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                   Notes to Financial Statements (continued)


5. COMMITMENTS (CONTINUED)

On February 19, 1993 the Company entered into a seven-year lease for a new production facility. In connection with the new lease, the Company entered into an irrevocable standby letter of credit ("letter of credit") with a bank in favor of the landlord for $116,832 as collateral for the lease. Such letter of credit was scheduled to expire on October 31, 1994. The letter of credit was collateralized by a certificate of deposit for $67,000 purchased by the Company and certain assets of the Company. In October 1993 the Company was in violation of certain lease provisions, and, therefore, the landlord exercised its rights against the letter of credit. In February 1994 the Company paid the bank an additional $25,000 of proceeds from the sale of certain assets to settle the uncollaterized portion of the letter of credit. Rental expense under this lease approximated $75,000 for the period from January 1, 1993 through October 27, 1993.

6. INCOME TAXES

For income tax purposes the Company has approximately $3,660,000 of net operating loss carryforwards available for offset against future taxable income, subject to certain limitations, which expire in 2007, 2008, 2009, 2010 and 2011. Based on assessments of all available evidence as of December 31, 1996 the Company has concluded that its net deferred income tax asset should be reduced by a valuation allowance equal to the amount of such asset.

                          Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                   Notes to Financial Statements (continued)


6. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets as of December 31, 1996 and 1995 are as follows:



                                                             1996           1995
                                                         ------------    -----------
Deferred income tax assets:
  Nondeductible accruals                                  $    (3,000)   $    (3,000)
  Managing agent fee                                         (180,500)      (123,500)
  Net operating loss carryforwards                         (1,390,800)    (1,387,117)
                                                         ------------    -----------
Total deferred income tax assets                           (1,574,300)    (1,513,617)
 Valuation allowance for deferred tax assets                1,574,300      1,513,617
                                                         ------------    -----------
Net deferred income tax assets                           $      --       $      --
                                                         ============    ===========


                          Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                   Notes to Financial Statements (continued)


7. STOCKHOLDERS' EQUITY

STOCK OPTIONS

In July 1992 the Company adopted a stock option plan (the "Plan") under which 310,000 shares of the Company's common stock are reserved for issuance, pursuant to which officers, directors, consultants, and key employees are eligible to receive incentive and/or non-qualified stock options. Incentive stock options granted under the Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the then outstanding shares of common stock may not exceed five years and the exercise price may not be less than 110% of the fair market value of the common stock on the date of grant. Options as to 205,000 shares including the 160,000 shares referred to in Note 5, 20,000 shares granted to Directors, and 25,000 shares referred to in Note 3 have been granted at exercise prices of $2.25, $2.25, and $3.125, respectively, under the Plan; all such options are exercisable. The options expire ten years from the date of grant.

STOCK WARRANTS

In connection with the initial public offering of the Company's common stock (see Note 1), 555,000 stock warrants (to purchase one share of the Company's common stock at $3.125 per share) were issued. The warrants became exercisable October 8, 1993 and expired on October 8, 1995.