Form 10QSB
period 1997-09-30
PEACHTREE FIBEROPTICS INC /DE/
filed 1997-11-13
CIK 890285

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1997

                        Commission File Number 1-11454-03

                           PEACHTREE FIBEROPTICS, INC.
                      ------------------------------------
                      (Exact name of small business issuer
                          as specified in its charter)

DELAWARE                                                      58-1974423
-------------------------------                            -------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification No.)

701 Brickell Avenue, Suite 2000                             33131
Miami, Florida                                             ---------------
-------------------------------                            (Zip Code)
(Address of principal executive offices)

Issuer's telephone number, including area code: (305) 374-0282

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes    X     No
                                                              -------     -----

Number of shares of Peachtree FiberOptics, Inc. Common Stock, $0.01 par value, issued and outstanding as of September 30, 1997: 3,583,332

Transitional Small Business Disclosure Format (check one):


                  Yes                        No     X
                      -------                   --------

                           PEACHTREE FIBEROPTICS, INC.



                                      INDEX


                                                                                        PAGE
PART 1.           FINANCIAL INFORMATION                                                 ----

Item 1.           Financial Statements (Unaudited)

                           Condensed Statements of Deficiency in Net Assets
                           Available in Liquidation                                       3

                           Condensed Statements of Changes in Deficiency in Net
                           Assets Available in Liquidation for the nine months
                           ended  September 30, 1997                                      4

                           Notes to Condensed Financial Statements                        5

Item 2. Management's Discussion and Analysis of Deficiency in Net Assets Available in Liquidation

PART II.          OTHER INFORMATION

SIGNATURES

                           PEACHTREE FIBEROPTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED STATEMENTS OF DEFICIENCY IN NET ASSETS
                            AVAILABLE IN LIQUIDATION
                               (LIQUIDATION BASIS)




                                  September 30,  December 31,
                                      1997          1996
                                  (Unaudited)
Assets
  Cash                            $     1,838    $    15,883
                                  -----------    -----------
Total Assets                      $     1,838    $    15,883
                                  -----------    -----------

Liabilities
  Accounts Payable                $   134,915    $   134,915
  Accrued expenses                     67,228         71,237
  Lease obligations                     4,276          4,276
  Managing agent fee                  625,000        475,000
  Notes Payable                        50,000         50,000
                                  -----------    -----------
Total liabilities                 $   843,919    $   735,128
                                  -----------    -----------

Net deficiency in net assets
available in liquidation          ($  842,018)   ($  719,545)
                                  -----------    -----------

Stockholders' deficiency in net
assets

Common stock, $.01 par value;
20,000,000 shares authorized,
3,583,332 shares issued and
outstanding                       $    32,250    $    32,250

Additional paid-in capital        $ 3,496,960    $ 3,496,960

Accumulated deficit               ($4,371,291)   ($4,248,755)
                                  -----------    -----------

Net stockholders'
 deficiency in net assets         ($  842,081)   ($  719,545)
                                  ===========    ===========



SEE ACCOMPANYING NOTES.

                           PEACHTREE FIBEROPTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED STATEMENTS OF CHANGES IN DEFICIENCY IN
                       NET ASSETS AVAILABLE IN LIQUIDATION
              PERIOD FROM JANUARY 1, 1997 THOUGH SEPTEMBER 30, 1997
                                   (UNAUDITED)







    Deficiency in net assets available in                             $(719,545)
     liquidation at January 1, 1997
    Changes in net assets available in liquidation attributed to:
    General and administrative expenses                                 (10,036)
    Managing Agent Fee                                                 (112,500)
                                                                    -----------
    Deficiency in net assets available in
     liquidation at September 30, 1997                                $(842,081)
                                                                    ===========
 SEE ACCOMPANYING NOTES.

                           PEACHTREE FIBEROPTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1997





NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the statement of deficiency in net assets available in liquidation and changes in deficiency in net assets available in liquidation at September 30, 1997 have been made. The statement of deficiency in net assets available in liquidation and changes in deficiency in net assets available in liquidation at September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the period ending December 31, 1996 and to the Company's quarterly reports on Form 10-QSB.

NOTE 2. LIQUIDATION OF CERTAIN ASSETS

On October 27, 1993 the Company granted any officer of JW. Securities, Inc. and Corporate Securities Group, Inc., the Company's managing underwriters, a limited power-of-attorney to negotiate and execute an agreement with Genesis Partners, Inc. (the "Managing Agent") to act as exclusive manager of the Company and all of its business interests. The Managing Agent commenced a liquidation of certain assets of the Company shortly thereafter. The Company agreed to pay the Managing Agent $150,000 per year and issue Leonard J. Sokolow, the sole stockholder of the Managing Agent, 10% of the Company's outstanding common stock on a fully diluted basis. As of the date of this report no cash compensation has been paid to the Managing Agent. However, the Company has accrued $625,000 for the first, second, third and part of the fourth year fee. Payment of such compensation is contingent upon the Company obtaining sufficient capital through a private placement or a public offering and/or the completion of a merger or acquisition. Pursuant to such agreement, on February 28, 1994, and February 15, 1995, the Company issued Mr. Sokolow 287,288 and 71,044 shares, respectively, of the Company's Common Stock. This agreement was to have expired on October 26, 1995 but was extended for an additional three years and will expire on October 26, 1998. On May 16, 1996, the Company sold a patent on its fiber optic technology, which was previously licensed to a third party, for $10,100. Moreover, the Company may receive a possible additional payment of $15,000 in the event the purchaser of the patent is able, by May 16, 1999, to obtain certain rights with respect to such patent or a release from the third party license holder of such license holder's rights under such license.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF DEFICIENCY IN NET ASSETS AVAILABLE IN LIQUIDATION:

As a result of the Company's decision to liquidate certain assets, the Company began using the liquidation basis of accounting for the period beginning October 28, 1993. Therefore, for the period beginning October 28, 1993 assets have been adjusted to settlement amounts plus estimated liquidation costs. As of September 30, 1997 the net realizable value of the Company's assets were approximately $1,838 and its total liabilities were approximately $843,919. Therefore, it is highly unlikely that there will be any funds available for disbursement to unsecured creditors.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    27 Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     PEACHTREE FIBEROPTICS, INC.
                                                            (Registrant)

Date: November 13, 1997

                                                     By: /s/ LEONARD J. SOKOLOW
                                                         ----------------------
                                                         LEONARD J. SOKOLOW
                                                         MANAGING AGENT