Form 10KSB40
period 1997-12-31
PEACHTREE FIBEROPTICS INC /DE/
filed 1998-03-30
CIK 890285

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                        Commission File Number 1-11454-03


                           Peachtree FiberOptics, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


         Delaware                                            58-1974423
-------------------------------                         ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


701 Brickell Avenue, Suite 2000, Miami, Florida             33131
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

The issuer's revenues for the fiscal year ended December 31, 1997 was $0.

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 25, 1998, based upon the average bid and ask prices of such stock on that date was $0. The number of shares of Common Stock of the issuer outstanding as of March 25, 1998 was 3,583,332.

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

Employees

At December 31, 1997, the Company had one part-time employee, who on October 27, 1993, was appointed by J. W. Charles Securities, Inc. and Corporate Securities Group, Inc., the Company's initial public offering managing underwriters, to act as exclusive manager of the Company and its business interests.

The Company's business activities are managed by Mr. Leonard J. Sokolow, President/CEO, Genesis Partners, Inc., 701 Brickell Avenue, Suite 2000, Miami, Florida 33131.

ITEM 2. PROPERTIES

The Company's prior lease obligations have been either settled or assigned to another company, and the Company does not lease any property or own significant assets as of December 31, 1997.

ITEM 3. LEGAL PROCEEDINGS               None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         None.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

From October 8, 1992 through December 31, 1993, the Company's Common Stock and Warrants had been traded on the NASDAQ Small-Cap Market under the symbols PFII and PFIIW, respectively, and on The Boston Stock Exchange under the symbols PFI and PFIW, respectively. In January 1994, the Company's Common Stock and Warrants were de-listed from both exchanges, and since such date, there has been no public trading market for either of such securities. The Warrants expired in October 1995.

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

The number of stockholders of record for the Company's common stock as of March 25, 1998 was 182.

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

As a result of the Company's decision to liquidate certain assets, the Company began using the liquidation basis of accounting for the period beginning October 28, 1993. Therefore, for the period beginning October 28, 1993 assets have been adjusted to net realizable values and liabilities adjusted to settlement amounts plus estimated liquidation costs. As of December 31, 1997, the net realizable value of the Company's assets was $1,813 and its total liabilities were approximately $883,763.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) of THE EXCHANGE ACT

The sole managing agent and director of the Company are as follows:

     NAME                         AGE     POSITION WITH COMPANY
     ----                         ---     ---------------------

     Leonard J. Sokolow            41     Managing Agent

     Sidney Levine                 80     Director

     LEONARD J. SOKOLOW has been Chairman of the Board, President, Chief Financial Officer and Portfolio Manager of The Americas Growth Fund, Inc., a publicly held investment company since June 1994. From September 1996, Mr. Sokolow has been President of Union Atlantic LC, a privately-held investment and consulting firm. From August 1993, Mr. Sokolow had been President and Chief Executive Officer of Genesis Partners, Inc. a privately-held corporation which provides domestic and international investment banking and financial advisory services. Genesis Partners, Inc. has been the Managing Agent of the Company since October 1993. From May 1988 to July 1993, Mr. Sokolow was employed by Windmere Corporation, a public corporation engaged in the manufacture and distribution of personal care products and small household appliances, most recently as its Executive Vice President-Operations, Administration and Finance and General Counsel. Since March 1990, Mr. Sokolow has served as a director of Catalina Lighting, Inc., a public company engaged in the import and distribution of commercial and residential electrical lighting. Since April of 1995 Mr. Sokolow has been a director of Ezcony Interamerica, Inc. a distributor of electronic products and CD Rom programing to Latin America. Mr. Sokolow received a B.A. degree with majors in Economics and Accounting from The University of Florida in 1977, a J.D. degree from The University of Florida School of Law in 1980 and an L.L.M. (Taxation) degree from The New York University Graduate School of Law in 1982. Mr. Sokolow is a Certified Public Accountant.

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

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table provides the cash and other compensation paid or accrued by the Company for the 1997, 1996, and 1995 fiscal years to persons who served as the Company's chief executive officers (or acted in a similar capacity) during the 1997, 1996 and 1995 fiscal years:


                               ANNUAL COMPENSATION                                               LONG-TERM COMPENSATION
                              ----------------------------------------------------------  ---------------------------------------
                                                                                          SECURITIES
                                                                           RESTRICTED     UNDERLYING
                                                           OTHER ANNUAL      STOCK          STOCK      LTIP       ALL OTHER
   NAME/POSITION      YEAR     SALARY         BONUS        COMPENSATION      AWARDS        OPTIONS    PAYOUTS    COMPENSATION
----------------------------------------------------------------------------------------  ---------------------------------------

---------------------------------------------------------------------------------------   ---------------------------------------
Leonard J. Sokolow/   1997         $0         $0                 $0            $0             $0          $0          $0
Managing Agent (1)    1996         $0         $0                 $0            $0             $0          $0          $0
                      1995         $0         $0                 $0            $0             $0          $0          $0



      (1) Mr. Sokolow has rendered supervisory and management services to the Company on behalf of the Managing Agent, Genesis Partners, Inc., since October 27, 1993. He has not received any cash compensation but Genesis Partners, Inc. of which he is President and CEO and a controlling shareholder is entitled to a managing agent fee equal to $150,000 per year. The Company has accrued $625,000 for the first, second, third and part of the fourth and part of the fifth year fee but payment of such fee by the Company is contingent upon certain conditions which have not yet occurred. See "Managing Agent Compensation."

Compensation to Directors

Outside directors receive a fee of $1,000 per meeting for serving as directors of the Company and are also reimbursed for reasonable out-of-pocket expenses incurred while performing their functions as directors of the Company. During 1995, 1996 and 1997 the outside director served without compensation.

Managing Agent Compensation

On October 26, 1993, the Company entered into a management agreement with Genesis Partners, Inc. ("Genesis") to perform supervisory and managerial services relating to the Company's business affairs. On February 28, 1994, the management agreement was amended whereby Mr. Sokolow, President and CEO of Genesis, was added to the agreement to render supervisory and managerial services to the Company on behalf of Genesis. The terms of the agreement require the Company to pay Genesis and Mr. Sokolow for services rendered a fee in an amount equal to $150,000 per year and issue Leonard J. Sokolow, the sole stockholder of the Managing Agent, 10% of the Company's outstanding common stock on a fully diluted basis. As of the date of this report no cash compensation has been paid to the Managing Agent. However, the Company has accrued $625,000 for the first, second, third, fourth and part of the fifth year fee. Payment of such compensation is contingent upon the Company obtaining sufficient capital through a private placement or a public offering and/or the completion of a merger or acquisition. Pursuant to such agreement, on February 28, 1994, and February 15, 1995, the

Company issued Mr. Sokolow 287,288 and 71,044 shares, respectively, of the Company's Common Stock. This agreement was to have expired on October 26, 1995 but was extended for an additional three years and will expire on October 26, 1998.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information at March 25, 1998 with respect to the beneficial ownership of shares of Common Stock by: (i) each person known by the Company to be the owner of more than five percent of the outstanding shares of Common Stock, (ii) each officer and director; and (iii) all officers and directors as a group.

       NAME AND ADDRESS                                  SHARES OWNED              PERCENTAGE OWNED
       ----------------                                  ------------              ----------------

Steve Gorlin                                              500,200 (1)                13.5%
3453 Holcomb Bridge Road
Suite 220
Norcross, Georgia  30092

D. H. Blair Investment                                    475,200                    12.8
Banking Corp.
44 Wall Street
New York, New York 10009

Leonard J. Sokolow                                        358,332                    10.0
701 Brickell Avenue, Suite  2000
Miami, Florida 33131

Sidney Levine                                                  --                     --
3 Timber Drive
Ocean, New Jersey 07712

All executive officers and directors                      358,332                    10.0
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

                                     PART IV

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are being filed and are numbered in accordance with Item 601 of Regulation S-B:

EXHIBIT NUMBER   DESCRIPTION
----------------------------------------------------------------------------------------------------------------------
    10.1         Management Agreement by and between the Company and Genesis Partners, Inc. dated
                 October 27, 1993.*/**
    10.2         Addendum to Management Agreement by and between the Company and Genesis Partners, Inc. dated
                 October 27, 1993. */**
    10.3         Asset Acquisition Agreement by and between the Company and Lightwave Technology, Inc. dated
                 February 2, 1994. *
    10.4         Bill of Sale by and between the Company and Lightwave Technology, Inc. dated February 2, 1994.*
    10.5         Exclusive License Agreement and Option to Purchase Agreement by and between the Company and
                 Lightwave Technology, Inc. dated February 2, 1994. *
    10.6         Assignment of Lease Agreement by and between the Company and Lightwave Technology, Inc. dated
                 February 2, 1994. *
    10.7         Addendum to October 27, 1993 Management Agreement by and between the Company and Genesis
                 Partners, Inc. dated February 28, 1994.*/**
    10.8         Addendum to October 27, 1993 Management Agreement by and between the Company and Genesis
                 Partners, Inc. dated October 26, 1995.*/**
    10.9         Addendum to October 27, 1993 Management Agreement by and between the Company and Genesis
                 Partners, Inc. dated March 1, 1996.*/**
    23.1         Consent of Independent Auditors
    27.1         Financial Data Schedule (For SEC Purposes Only)



 * Previously filed as Exhibits to the Company's Form 10-KSB for the fiscal years ended December 31, 1993 and December 31, 1994. All of such documents are incorporated herein by reference.

** Management Agreement

(b)  The following documents are filed as part of this report.

     (1)  Report of Independent Auditors

     (2) Statements of Deficiency in Net Assets Available in Liquidation at December 31, 1997 and 1996 (Liquidation Basis)

     (3) Statement of Changes in Deficiency in Net Assets Available in Liquidation for the period from October 28, 1993 through December 31, 1993 and for each of the four years ended December 31, 1997 (Liquidation Basis)

     (4)  Statement of Operations for the period from inception (February 18,
          1992) through October 27, 1993 (5) Statement of Stockholders' Equity for the period from inception (February 18, 1992) through October 27, 1993

     (6) Statement of Cash Flows for the period from inception (February 18, 1992) through October 27, 1993

     (7)  Notes to Financial Statements

(c) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fourth quarter ended December 31, 1997.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 1998

                           Peachtree FiberOptics, Inc.

                           By: /s/ Leonard J. Sokolow
                              ----------------------------
                              Leonard J. Sokolow
                              Managing Agent

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                               TITLE                                    DATE
----------                               -----                                    ----

/s/ Leonard J. Sokolow
----------------------------------       Managing Agent                           March 25, 1998
Leonard J. Sokolow                       (Chief Executive and Financial
                                         Officer)


/s/ Sidney Levine
----------------------------------       Director                                 March 25, 1998
Sidney Levine



                           Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                              Financial Statements

                       December 31, 1997 and 1996, Period
                from October 28, 1993 through December 31, 1993,
                 Years ended December 31, 1997, 1996, 1995, and 1994
     and Period from Inception (February 18, 1992) through October 27, 1993


                                    CONTENTS

Report of Independent Auditors ....................................................       1

Financial Statements

Statements of Deficiency in Net Assets Available in Liquidation as of
   December 31, 1997 and 1996 (Liquidation Basis) .................................       3

Statement of Changes in Deficiency in Net Assets Available in Liquidation
   for the period from October 28, 1993 through December 31, 1993 and for the years ended December 31, 1997, 1996, 1995 and 1994
   (Liquidation Basis) ............................................................       4

Statement of Operations for the period from inception (February 18, 1992)
   through October 27, 1993 .......................................................       6

Statement of Stockholders' Equity for the period from inception (February 18, 1992)
   through October 27, 1993 .......................................................       7

Statement of Cash Flows for the period from inception (February 18, 1992)
   through October 27, 1993 .......................................................       8

Notes to Financial Statements .....................................................      10




                         Report of Independent Auditors



Managing Agent and Directors
Peachtree FiberOptics, Inc.

We have audited the accompanying statements of deficiency in net assets available in liquidation of Peachtree FiberOptics, Inc. (a development stage enterprise) (the "Company") as of December 31, 1997 and 1996, and the related statements of changes in deficiency in net assets available in liquidation for the period from October 28, 1993 through December 31, 1993 and for each of the four years ended December 31, 1997. In addition, we have audited the accompanying statements of operations, stockholders' equity and cash flows of the Company for the period from inception (February 18, 1992) through October 27, 1993. These financial statements are the responsibility of the Company's Managing Agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the deficiency in net assets available in liquidation of the Company at December 31, 1997 and 1996, the changes in its deficiency in net assets available in liquidation for the period from October 28, 1993 through December 31, 1993 and for each of the four years ended December 31, 1997 and the results of operations and cash flows of the Company for the period from inception (February 18, 1992) through October 27, 1993 in conformity with generally accepted accounting principles applied on the bases described in the preceding paragraph.

                                                           /s/ Ernst & Young LLP
                                                           ---------------------

February 28, 1998

                           Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                     Statements of Deficiency in Net Assets
                            Available in Liquidation

                               (LIQUIDATION BASIS)

                                                                       DECEMBER 31
                                                              -----------------------------
                                                                  1997              1996
                                                              -----------       -----------
ASSETS
Cash                                                          $     1,813       $    15,883
                                                              -----------       -----------
Total assets                                                        1,813            15,883

LIABILITIES
Accounts payable                                                  134,915           134,915
Accrued expenses                                                   69,572            71,237
Notes payable                                                      50,000            50,000
Lease obligations                                                   4,276             4,276
Managing agent fee                                                625,000           475,000
                                                              -----------       -----------
Total liabilities                                                 883,763           735,428
                                                              -----------       -----------
Deficiency in net assets available in liquidation             $  (881,950)      $  (719,545)
                                                              ===========       ===========

Stockholders' deficiency in net assets:
   Common stock, $.01 par value; 20,000,000 shares
     authorized, 3,225,000 shares issued and
      outstanding                                             $    32,250       $    32,250
                                                                3,504,460         3,496,960
 Additional paid-in capital                                    (4,418,660)       (4,248,755)
   Accumulated deficit                                        -----------       -----------
                                                              $  (881,950)      $  (719,545)
Stockholders' deficiency in net assets                        ===========       ===========




SEE ACCOMPANYING NOTES.

                           Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                       Statement of Changes in Deficiency
                     in Net Assets Available in Liquidation

         Period from October 28, 1993 through December 31, 1993 and the
               Years ended December 31, 1997, 1996, 1995 and 1994


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


                           Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                       Statement of Changes in Deficiency
               in Net Assets Available in Liquidation (continued)

         Period from October 28, 1993 through December 31, 1993 and the
                  Years ended December 31, 1996, 1995 and 1994

Changes in net assets available in liquidation attributed to:
   General and administrative expenses                                        (27,452)
   Managing agent fee                                                        (150,000)
   Gain on settlement of liabilities                                            7,208
   Capital contribution                                                         7,500
   Other revenue                                                               10,100
                                                                            ---------
                                                                             (152,644)
                                                                            ---------
Deficiency in net assets available in liquidation at December 31, 1996       (719,545)

Changes in net assets available in liquidation attributed to:
   General and administrative expenses                                        (19,905)
   Managing agent fee                                                        (150,000)
   Capital contribution                                                         7,500
                                                                            ---------
                                                                             (162,405)
                                                                            ---------
Deficiency in net assets available in liquidation at December 31, 1997      $ 881,950
                                                                            =========




SEE ACCOMPANYING NOTES.

                           Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                             Statement of Operations


                                                                                   PERIOD FROM INCEPTION
                                                                                    (FEBRUARY 18, 1992)
                                                                                          THROUGH
                                                                                      OCTOBER 27, 1993
                                                                                   ---------------------
Sales:
   Equipment                                                                          $ 2,897,057
   Repair parts                                                                            73,655
   Service                                                                                 52,589
                                                                                      -----------
                                                                                        3,023,301
Cost of sales:
   Equipment                                                                            2,344,442
   Repair parts                                                                            48,197
   Service                                                                                 17,711
                                                                                      -----------
                                                                                        2,410,350
                                                                                      -----------
Gross margin                                                                              612,951

Selling, general and administrative expenses:
   Salaries and commissions                                                               970,943
   Professional fees                                                                      618,093
   Research and development                                                               422,269
   Amortization and depreciation                                                           71,924
   Bad debts                                                                              160,072
   Interest, net                                                                           23,163
   Other                                                                                  857,861
   Provision for termination of custom machinery sales
     agreement with affiliated company                                                  1,000,000
                                                                                      -----------
                                                                                        4,124,325
                                                                                      -----------
Net loss                                                                              $(3,511,374)
                                                                                      ===========
Basic and diluted net loss per share                                                  $     (1.53)
                                                                                      ===========
Weighted average number of shares of common stock outstanding                           2,289,464
                                                                                      ===========


SEE ACCOMPANYING NOTES.

                           Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                        Statement of Stockholders' Equity



                                                             COMMON STOCK                     PREFERRED STOCK
                                                      --------------------------------------------------------------
                                                        SHARES           AMOUNT            SHARES            AMOUNT
                                                      -----------      -----------      -----------       -----------
Initial sale of stock on February 18, 1992              1,302,400      $    13,024          457,600       $   686,400
   Conversion of preferred stock on
     September 30, 1992                                   457,600            4,576         (457,600)         (686,400)
   Sale of common stock on October 19, 1992,
     net of issuance costs of $895,297                  1,110,000           11,100               --                --
Net loss                                                       --               --               --                --
                                                      -----------      -----------      -----------       -----------
Balance at December 31, 1992                            2,870,000           28,700               --                --
   Additional October 19, 1992 common stock
     issuance costs                                            --               --               --                --
   Issuance of common stock:
     In September 1993 at $.75 per share for
       professional fees                                  110,000            1,100               --                --
     In September 1993 at $.75 per share ($.50
       paid in cash, $.25 for professional fees)           47,500              475               --                --
     In October 1993 at $.70 per share ($.45
       paid in cash, $.25 for professional fees)          197,500            1,975               --                --
Net loss                                                       --               --               --                --
                                                      -----------      -----------      -----------       -----------
Balance at October 27, 1993                             3,225,000      $    32,250               --       $        --
                                                      ===========      ===========      ===========       ===========

                                                                           DEFICIT
                                                                         ACCUMULATED
                                                       ADDITIONAL         DURING THE
                                                        PAID-IN          DEVELOPMENT
                                                        CAPITAL            STAGE             TOTAL
                                                      -----------       -----------       -----------
Initial sale of stock on February 18, 1992            $     1,776       $        --       $   701,200
   Conversion of preferred stock on
     September 30, 1992                                   681,824                --                --
   Sale of common stock on October 19, 1992,
     net of issuance costs of $895,297                  2,562,353                --         2,573,453
Net loss                                                       --        (1,893,619)       (1,893,619)
                                                      -----------       -----------       -----------
Balance at December 31, 1992                            3,245,953        (1,893,619)        1,381,034
   Additional October 19, 1992 common stock
     issuance costs                                        (9,193)               --            (9,193)
   Issuance of common stock:
     In September 1993 at $.75 per share for
       professional fees                                   81,400                --            82,500
     In September 1993 at $.75 per share ($.50
       paid in cash, $.25 for professional fees)           35,150                --            35,625
     In October 1993 at $.70 per share ($.45
       paid in cash, $.25 for professional fees)          136,150                --           138,125
Net loss                                                       --        (1,617,755)       (1,617,755)
                                                      -----------       -----------       -----------
Balance at October 27, 1993                           $ 3,489,460       $(3,511,374)      $    10,336
                                                      ===========       ===========       ===========





SEE ACCOMPANYING NOTES.

                           Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                             Statement of Cash Flows

                                                              PERIOD FROM INCEPTION
                                                               (FEBRUARY 18, 1992)
                                                                     THROUGH
                                                                 OCTOBER 27, 1993
                                                              ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $(3,511,374)
Adjustments to reconcile net loss to cash used in operations:
   Provision for termination of custom machinery
     sales agreement with affiliated company                         1,000,000
   Write-downs of note receivable from stockholders                     42,185
   Write-downs of acquired technology and marketing rights              20,216
   Bad debts                                                           160,072
   Issuance of stock options at less than market value                 143,750
   Depreciation and amortization                                        71,924
   Changes in assets and liabilities:
     Accounts receivable                                              (160,072)
     Prepaid expenses and other                                         15,039
     Accounts payable                                                  253,489
     Accrued expenses                                                  147,287
     Deferred rent                                                      37,037
     Affiliated company liability                                     (213,862)
     Customer deposits                                                  42,107
                                                                   -----------
Net cash used in operations                                         (1,952,202)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                   (574,282)
Purchase of certificate of deposit                                    (767,000)
Proceeds from sale of property and equipment                            18,073
Loans to stockholders                                                 (100,000)
Advances to affiliated company, net                                   (630,017)
Purchase of marketing rights                                           (10,000)
                                                                   -----------
Net cash used in investing activities                               (2,063,226)


                           Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                       Statement of Cash Flows (continued)


                                                        PERIOD FROM INCEPTION
                                                         (FEBRUARY 18, 1992)
                                                              THROUGH
                                                           OCTOBER 27, 1993
                                                        ----------------------
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

                          December 31, 1997 and 1996


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

On October 5, 1993 the Company entered into an Asset Purchase Agreement with an unaffiliated company for the sale of certain assets, properties, and rights previously owned by the affiliated company and repossessed by the Company on June 1, 1993. The aggregate selling price for these assets was based on a royalty formula extending 36 months. No royalties were received by the Company pursuant to this agreement.

On October 14, 1993 a complaint was filed against the Company by certain trade creditors of the affiliated company in the amount of $356,000. During 1994, the Company paid such trade creditors $55,000 in settlement of the complaint.

                          Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                   Notes to Financial Statements--(Continued)

                          December 31, 1997 and 1996


1. ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

On October 27, 1993 the Company granted any officer of J.W. Charles Securities, Inc. and Corporate Securities Group, Inc., the Company's managing underwriters, a limited power-of-attorney to negotiate and execute an agreement with Genesis Partners, Inc. (the "Managing Agent") to act as exclusive manager of the Company and all of its business interests. The Managing Agent commenced a liquidation of the Company's operating assets and liabilities shortly thereafter (see Note 2). The Company agreed to pay the Managing Agent $150,000 per year and issue the sole stockholder of the Managing Agent 10% of the Company's outstanding common stock on a fully diluted basis. As of the date of this report, no compensation has been paid to the Managing Agent. However, the Company has accrued $150,000 per year for the four ensuing years plus a pro rata share equaling $25,000 for the fifth year, for a total of $625,000 at December 31, 1997. Payment of such compensation is contingent upon the Company's obtaining sufficient capital through a private offering or the completion of a merger or acquisition of the Company. On February 28, 1994 and February 15, 1995 the Company issued 287,288 and 71,044 restricted shares of common stock, respectively, to the sole stockholder of the Managing Agent pursuant to the agreement. During 1996 the Managing Agent's agreement was extended through October 27, 1998 with substantially the same terms.

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

                          Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                   Notes to Financial Statements--(Continued)

                          December 31, 1997 and 1996



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

Generally accepted accounting principles require the adjustment of assets and liabilities to estimated net realizable value under the liquidation basis. Accordingly, the statements of deficiency in net assets available in liquidation at December 31, 1997 and 1996 reflect assets and liabilities on this basis.

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

                          Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                   Notes to Financial Statements--(Continued)

                          December 31, 1997 and 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE

In 1997 the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Net loss per share for the period from inception through October 27, 1993 has been restated to conform to Statement 128 (there was no effect on such amount per share as a result of such restatement).

Basic and diluted net loss per share was computed using the weighted average number of common shares outstanding during the period.

RECENT PRONOUNCEMENT

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which encourages companies to recognize expense for stock-based awards based on their fair value on the date of grant. The Company adopted the liquidation basis of accounting effective October 28, 1993, and, accordingly, has not reported net income or earnings per share information in its financial statements since that date. Therefore, no pro forma information related to SFAS No. 123 is presented herein.

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

                          Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                   Notes to Financial Statements--(Continued)

                          December 31, 1997 and 1996


3. RELATED PARTY TRANSACTIONS (CONTINUED)

NOTES RECEIVABLE FROM STOCKHOLDERS (CONTINUED)

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

In July 1993 the Company terminated the employment of another of the certain stockholders and requested that the stockholder's loan of $25,000 from the Company be repaid. As of October 27, 1993, the stockholder had not repaid the loan and the Company wrote off such amount.

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

                          Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                   Notes to Financial Statements--(Continued)

                          December 31, 1997 and 1996


3. RELATED PARTIES (CONTINUED)

ADVANCES TO AFFILIATED COMPANY

The Company advanced amounts under a line of credit to an affiliated company which manufactured wire, cable and glass fiber manufacturing machinery, for which the Company acted as reseller. These advances accrued interest at the rate of prime plus 2%, not to exceed 10%, from the date of the advance. On July 31, 1992, prior to the Company's initial public offering, the line of credit was guaranteed in part by a stockholder; however, the guarantee was "self-liquidating" in that repayments from the affiliated company reduced the guaranteed amount and additional advances to the affiliated company carried no such guarantee. During the first quarter of 1993, the affiliated company's financial condition significantly weakened causing the Company to discontinue making such advances. On June 1, 1993, the Company exercised its rights as a creditor pursuant to UCC Article 9 repossessions, and took possession of all assets, properties, and rights of the affiliated company.

PURCHASES FROM AFFILIATED COMPANY

During the period from inception through October 27, 1993 the Company paid $2,410,350 to the affiliated company for machinery and parts which the Company resold to customers for an aggregate of $3,023,301. The Company also paid approximately $450,000 to the affiliated company to manufacture an initial production system and advanced an additional $72,200 to the affiliated company to manufacture certain custom machinery which was never recovered since such custom machinery was never completed or delivered.

RECEIPTS FROM AFFILIATED COMPANY

During 1997 and 1996 an affiliated entity controlled by the Managing Agent paid certain expenses of the Company. As the Managing Agent is a principal stockholder of the Company, the payment was treated as a capital contribution.

                          Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                   Notes to Financial Statements--(Continued)

                          December 31, 1997 and 1996


3. RELATED PARTIES (CONTINUED)

OTHER RELATED PARTY TRANSACTIONS

The Company subleased, on a month-to-month basis, certain facilities from the affiliated company and shared certain administrative costs (principally insurance, utilities and maintenance). Amounts charged to expense as a result of these arrangements aggregated approximately $52,000 for the period from January 1, 1993 through October 27, 1993.

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

4. NOTES PAYABLE

During July 1992 the Company refinanced a line of credit previously supplied by a stockholder by signing a $700,000 promissory note payable to a bank. On March 4, 1993, the Company refinanced the promissory note with a different bank for $700,000 due March 1995. Such note accrued interest at the rate of prime plus 1% per annum and was collateralized by a $700,000 certificate of deposit. In November 1993 the Company was in violation of, and unable to cure certain covenants, and, therefore, the bank exercised its rights under the terms of the note and took possession of the $700,000 certificate of deposit in full satisfaction of the promissory note.

During May 1995 the Company borrowed $50,000 under two subordinated promissory notes of equal amounts, less a $5,000 transaction fee, from certain unrelated parties. The principal amount and accrued interest, at a rate of 10% per annum, were due the earlier of

                          Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                   Notes to Financial Statements--(Continued)

                          December 31, 1997 and 1996


4. NOTES PAYABLE (CONTINUED)

November 15, 1995 or the closing date of a firm commitment underwritten secondary public offering of the Company's securities. At December 31, 1997 such amounts are past due. In connection with the notes, the Company issued anti-dilutive Common Stock Purchase Warrants to purchase 20,000 shares of the Company's $.01 par value common stock at an exercise price of $2.50 per share. The warrants expire on May 15, 1998.

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

                          Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                   Notes to Financial Statements--(Continued)

                          December 31, 1997 and 1996


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

6. INCOME TAXES

For income tax purposes the Company has approximately $3,687,000 of net operating loss carryforwards available for offset against future taxable income, subject to certain limitations, which expire during 2007 through 2012. Based on assessments of all available evidence as of December 31, 1997 the Company has concluded that its net deferred income tax asset should be reduced by a valuation allowance equal to the amount of such asset.

                          Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                   Notes to Financial Statements--(Continued)

                          December 31, 1997 and 1996


6. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets as of December 31 are as follows:

                                                                1997              1996
                                                            -----------       -----------
Deferred income tax assets:
   Nondeductible accruals                                   $        --       $    (3,000)
   Managing agent fee                                          (237,500)         (180,500)
   Net operating loss carryforwards                          (1,401,200)       (1,390,800)
                                                            -----------       -----------
Total deferred income tax assets                             (1,638,700)       (1,574,300)
   Valuation allowance for deferred tax assets                1,638,700         1,574,300
                                                            -----------       -----------
Net deferred income tax assets                              $        --       $        --
                                                            ===========       ===========



7. STOCKHOLDERS' EQUITY

STOCK OPTIONS

In July 1992 the Company adopted a stock option plan (the "Plan") under which 310,000 shares of the Company's common stock are reserved for issuance, pursuant to which officers, directors, consultants, and key employees are eligible to receive incentive and/or non-qualified stock options. Incentive stock options granted under the Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the then outstanding shares of common stock may not exceed five years and the exercise price may not be less than 110% of the fair market value of the common

                          Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                   Notes to Financial Statements--(Continued)

                          December 31, 1997 and 1996


7. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

stock on the date of grant. Options as to 205,000 shares including the 160,000 shares referred to in Note 5, 20,000 shares granted to Directors, and 25,000 shares referred to in Note 3 have been granted at exercise prices of $2.25, $2.25, and $3.125, respectively, under the Plan; all such options are exercisable. The options expire ten years from the date of grant.

STOCK WARRANTS

In connection with the initial public offering of the Company's common stock (see Note 1), warrants to purchase 555,000 shares of the Company's common stock (at $3.125 per share) were issued. The warrants became exercisable October 8, 1993 and expired on October 8, 1995.