Form 10QSB
period 1998-03-31
PEACHTREE FIBEROPTICS INC /DE/
filed 1998-05-15
CIK 890285

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

                 For the quarterly period ended March 31, 1998
                                                --------------

                       Commission File Number 1-11454-03
                                              ----------

                          Peachtree FiberOptics, Inc.
                      ------------------------------------
                      (Exact name of small business issuer
                          as specified in its charter)


Delaware                                                       58-1974423
----------------------------------------                       ----------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

701 Brickell Avenue, Suite 2000
Miami, Florida                                                 33131
----------------------------------------                       -----
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code: (305) 374-0282
                                                --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   -----

Number of shares of Peachtree FiberOptics, Inc. Common Stock, $0.01 par value, issued and outstanding as of March 31, 1998: 3,583,332

Transitional Small Business Disclosure Format (check one):
                  Yes             No   X
                     -----           -----

                          PEACHTREE FIBEROPTICS, INC.


                                     INDEX


PART 1.           FINANCIAL INFORMATION                                                 PAGE
-------           ---------------------                                                 ----

Item 1.           Financial Statements (Unaudited)

                           Condensed Statements of Deficiency in Net Assets
                           Available in Liquidation                                       3

                           Condensed Statements of Changes in Deficiency in Net
                           Assets Available in Liquidation for the three months
                           ended March 31, 1998                                           4

                           Notes to Condensed Financial Statements                        5

Item 2. Management's Discussion and Analysis of Deficiency in Net Assets Available in Liquidation

PART II.          OTHER INFORMATION
--------          -----------------
SIGNATURES

Item 6.           Exhibits and Reports on Form 8-K

                          PEACHTREE FIBEROPTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED STATEMENTS OF DEFICIENCY IN NET ASSETS
                            AVAILABLE IN LIQUIDATION
                              (LIQUIDATION BASIS)



                                 March 31, 1998       December 31,
                                                         1997
                                  (Unaudited)
Assets
   Cash                           $     1,798         $     1,813
                                  -----------         -----------
Total Assets                      $     1,798         $     1,813
                                  -----------         -----------

Liabilities
   Accounts Payable               $   134,915         $   134,915
   Accrued expenses                    74,056              69,572
   Lease obligations                    4,276               4,276
   Managing agent fee                 662,500             625,000
   Notes Payable                       50,000              50,000
                                  -----------         -----------
Total liabilities                 $   925,747         $   883,763
                                  -----------         -----------

Net deficiency in net assets
available in liquidation          $  (923,949)        $  (881,950)
                                  -----------         -----------
Stockholders' deficiency in
net assets

Common stock, $.01 par value;
20,000,000 shares authorized,
3,583,332 shares issues and       $    32,250         $    32,250
outstanding

Additional paid-in capital        $ 3,496,960         $ 3,496,960

Accumulated deficit               $(4,453,159)        $(4,418,660)
                                  -----------         -----------

Net stockholders'                 $  (923,949)        $  (881,950)
deficiency in net assets          ===========         ===========


SEE ACCOMPANYING NOTES.

                          PEACHTREE FIBEROPTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED STATEMENTS OF CHANGES IN DEFICIENCY IN
                      NET ASSETS AVAILABLE IN LIQUIDATION
               PERIOD FROM JANUARY 1, 1998 THOUGH MARCH 31, 1998
                                  (UNAUDITED)


Deficiency in net assets available in
 liquidation at January 1, 1998                                        $(881,850)
Changes in net assets available in liquidation attributed to:

General and administrative expenses                                       (4,499)
Managing Agent Fee                                                       (37,500)
                                                                       ---------
Deficiency in net assets available in
 liquidation at March 31, 1998                                         $(923,949)
                                                                       =========

SEE ACCOMPANYING NOTES.

                          PEACHTREE FIBEROPTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1998


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the statement of deficiency in net assets available in liquidation and changes in deficiency in net assets available in liquidation at March 31, 1998 have been made. The statement of deficiency in net assets available in liquidation and changes in deficiency in net assets available in liquidation at March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the period ending December 31, 1997 and to the Company's quarterly reports on Form 10-QSB.

NOTE 2. LIQUIDATION OF CERTAIN ASSETS

On October 27, 1993 the Company granted any officer of JW. Securities, Inc. and Corporate Securities Group, Inc., the Company's managing underwriters, a limited power-of-attorney to negotiate and execute an agreement with Genesis Partners, Inc. (the "Managing Agent") to act as exclusive manager of the Company and all of its business interests. The Managing Agent commenced a liquidation of certain assets of the Company shortly thereafter. The Company agreed to pay the Managing Agent $150,000 per year and issue Leonard J. Sokolow, the sole stockholder of the Managing Agent, 10% of the Company's outstanding common stock on a fully diluted basis. As of the date of this report no cash compensation has been paid to the Managing Agent. However, the Company has accrued $662,500 for the first, second, third and part of the fourth year fee. Payment of such compensation is contingent upon the Company obtaining sufficient capital through a private placement or a public offering and/or the completion of a merger or acquisition. Pursuant to such agreement, on February 28, 1994, and February 15, 1995, the Company issued Mr. Sokolow 287,288 and 71,044 shares, respectively, of the Company's Common Stock. This agreement was to have expired on October 26, 1995 but was extended for an additional three years and will expire on October 26, 1998. On May 16, 1996, the Company sold a patent on its fiber optic technology, which was previously licensed to a third party, for $10,100. Moreover, the Company may receive a possible additional payment of $15,000 in the event the purchaser of the patent is able, by May 16, 1999, to obtain certain rights with respect to such patent or a release from the third party license holder of such license holder's rights under such license.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF DEFICIENCY IN NET ASSETS AVAILABLE IN LIQUIDATION:

As a result of the Company's decision to liquidate certain assets, the Company began using the liquidation basis of accounting for the period beginning October 28, 1993. Therefore, for the period beginning October 28, 1993 assets have been adjusted to settlement amounts plus estimated liquidation costs. As of March 31, 1998 the net realizable value of the Company's assets were approximately $1,798 and its total liabilities were approximately $925,747. Therefore, it is highly unlikely that there will be any funds available for disbursement to unsecured creditors.



                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None

ITEM 2. CHANGES IN SECURITIES
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

        27-Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.

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


                                                Peachtree FiberOptics, Inc.
                                                ---------------------------
                                                        (Registrant)



Date: May 14, 1998
                                         By: /s/ Leonard J. Sokolow
                                             ------------------------------
                                             LEONARD J. SOKOLOW
                                             MANAGING AGENT