Form 10QSB
period 1998-09-30
PEACHTREE FIBEROPTICS INC /DE/
filed 1998-11-12
CIK 890285

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

               For the quarterly period ended September 30, 1998
                                              ------------------

                       Commission File Number 1-11454-03
                                              ----------

                          Peachtree FiberOptics, Inc.
                      ------------------------------------
                      (Exact name of small business issuer
                          as specified in its charter)

Delaware                                                        58-1974423
-------------------------------                                 ----------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

701 Brickell Avenue, Suite 2000
Miami, Florida                                                      33131
----------------------------------------                            -----
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

Number of shares of Peachtree FiberOptics, Inc. Common Stock, $0.01 par value, issued and outstanding as of September 30, 1998: 3,583,332

Transitional Small Business Disclosure Format (check one):
                  Yes                       No    X
                      -----                     -----

                          PEACHTREE FIBEROPTICS, INC.

                                     INDEX

PART 1.     FINANCIAL INFORMATION                                          PAGE
                                                                           ----

Item 1.     Financial Statements (Unaudited)

                Condensed Statements of Deficiency in Net Assets
                Available in Liquidation                                      3

                Condensed Statements of Changes in Deficiency in Net
                Assets Available in Liquidation for the six months
                ended September 30, 1998                                      4

                Notes to Condensed Financial Statements                       5

Item 2. Management's Discussion and Analysis of Deficiency in Net Assets Available in Liquidation

PART II.    OTHER INFORMATION

SIGNATURES

                          PEACHTREE FIBEROPTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED STATEMENTS OF DEFICIENCY IN NET ASSETS
                            AVAILABLE IN LIQUIDATION
                              (LIQUIDATION BASIS)


                                                September 30,  December 31,
                                                   1998           1997
                                                (Unaudited)

Assets
  Cash                                           $      160     $    1,813
                                                 ----------     ----------
Total Assets                                     $      160     $    1,813
                                                 ----------     ----------

Liabilities
  Accounts Payable                               $  134,915     $  134,915
  Accrued expenses                                   77,242         69,572
  Lease obligations                                   4,276          4,276
  Managing agent fee                                737,500        625,000
  Notes Payable                                      50,000         50,000
                                                 ----------     ----------
Total liabilities                                $1,003,933     $  883,763
                                                 ----------     ----------

Net deficiency in net assets
available in liquidation                        $(1,003,773)   $  (881,950)
                                                 ----------     ----------

Stockholders' deficiency in
net assets

Common stock, $.01 par value;
20,000,000 shares authorized,
3,583,332 shares issued and
outstanding                                      $   32,250     $   32,250

Additional paid-in capital                       $3,496,960     $3,496,960

Accumulated deficit                             $(4,532,983)   $(4,418,660)
                                                 ----------     ----------
Net stockholders'
deficiency in net assets                        $(1,003,773)   $  (881,950)
                                                 ==========     ==========

See accompanying notes.

                          PEACHTREE FIBEROPTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED STATEMENTS OF CHANGES IN DEFICIENCY IN
                      NET ASSETS AVAILABLE IN LIQUIDATION
             PERIOD FROM JANUARY 1, 1998 THOUGH SEPTEMBER 30, 1998
                                  (UNAUDITED)


Deficiency in net assets available in                              $  (881,950)
  liquidation at January 1, 1998
Changes in net assets available in liquidation attributed to:

General and administrative expenses                                     (9,323)
Managing Agent Fee                                                    (112,500)
                                                                   ------------
Deficiency in net assets available in
  liquidation at September 30, 1998                                $(1,003,773)
                                                                   ============
See accompanying notes.

                          PEACHTREE FIBEROPTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1998


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the statement of deficiency in net assets available in liquidation and changes in deficiency in net assets available in liquidation at September 30, 1998 have been made. The statement of deficiency in net assets available in liquidation and changes in deficiency in net assets available in liquidation at September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the period ending December 31, 1997 and to the Company's quarterly reports on Form 10-QSB.

NOTE 2. LIQUIDATION OF CERTAIN ASSETS

On October 27, 1993 the Company granted any officer of JW. Securities, Inc. and Corporate Securities Group, Inc., the Company's managing underwriters, a limited power-of-attorney to negotiate and execute an agreement with Genesis Partners, Inc. (the "Managing Agent") to act as exclusive manager of the Company and all of its business interests. The Managing Agent commenced a liquidation of certain assets of the Company shortly thereafter. The Company agreed to pay the Managing Agent $150,000 per year and issue Leonard J. Sokolow, the sole stockholder of the Managing Agent, 10% of the Company's outstanding common stock on a fully diluted basis. As of the date of this report no cash compensation has been paid to the Managing Agent. However, the Company has accrued $737,500 for the first, second, third and part of the fourth year fee. Payment of such compensation is contingent upon the Company obtaining sufficient capital through a private placement or a public offering and/or the completion of a merger or acquisition. Pursuant to such agreement, on February 28, 1994, and February 15, 1995, the Company issued Mr. Sokolow 287,288 and 71,044 shares, respectively, of the Company's Common Stock. This agreement was to have expired on October 26, 1995 but was extended for an additional three years and was to have expired on October 26, 1998. This agreement has been extended again until October 26, 1999. On May 16, 1996, the Company sold a patent on its fiber optic technology, which was previously licensed to a third party, for $10,100. Moreover, the Company may receive a possible additional payment of $15,000 in the event the purchaser of the patent is able, by May 16, 1999, to obtain certain rights with respect to such patent or a release from the third party license holder of such license holder's rights under such license.

NOTE 3. BRIDGE FINANCING

On May 15, 1995, the Company obtained bridge financing in the aggregate amount of $50,000 from two investors, less a 10% fee paid to JW Charles Securities, Inc. for arranging the transaction. The Company used approximately $45,000 of the proceeds from this financing to pay professional fees and operating expenses and intends to use the remainder of the proceeds to meet professional fees and operating expenses. In exchange for such financing, the Company issued a promissory note in the principal amount of $25,000 each to the two investors. Such notes bear interest at a rate of 10% per annum and become due upon the earlier of November 15, 1995 or the closing date of a firm commitment underwritten secondary public offering of the Company?s securities. No agreement, understanding or arrangement presently exists with respect to any secondary public offering. In addition, the Company granted to each investor an immediately exercisable three-year warrant to purchase 10,000 shares of Common Stock at a price of $2.50 per share. The shares underlying such warrants have been granted piggyback registration rights during the term of the warrants and demand registration rights during the last two years of the term of the warrants. Such warrants also contain certain anti-dilution rights. In October 1998, Mr. Sokolow and another investor each provided a $6,000 bridge loan to the Company. The Company intends to use these proceeds to pay professional fees and operating expenses. In exchange for such financing, the Company has issued a promissory note in the principal amount of $6,000 each to Mr. Sokolow and the investor. Such notes will bear interest at the rate of 10% per annum and will be due and payable upon the merger of the Company with, or acquisition of, another company or business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF DEFICIENCY IN NET ASSETS AVAILABLE IN LIQUIDATION:

As a result of the Company's decision to liquidate certain assets, the Company began using the liquidation basis of accounting for the period beginning October 28, 1993. Therefore, for the period beginning October 28, 1993 assets have been adjusted to settlement amounts plus estimated liquidation costs. As of September 30, 1998 the net realizable value of the Company's assets were approximately $160 and its total liabilities were approximately $1,003,933. Therefore, it is highly unlikely that there will be any funds available for disbursement to unsecured creditors.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibit 27 -- Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

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

                                                    Peachtree FiberOptics, Inc.
                                                    ---------------------------
                                                             (Registrant)

Date: November 12, 1998

                                                    By: /s/ Leonard J. Sokolow
                                                        -----------------------
                                                        LEONARD J. SOKOLOW
                                                        MANAGING AGENT