Form 10KSB40
period 1998-12-31
PEACHTREE FIBEROPTICS INC /DE/
filed 1999-03-25
CIK 890285

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                        Commission File Number 1-11454-03

                           PEACHTREE FIBEROPTICS, INC.
                 (Name of small business issuer in its charter)

           DELAWARE                                        58-1974423
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

701 BRICKELL AVENUE, SUITE 2000, MIAMI, FLORIDA              33131
(Address of principal executive offices                   (Zip Code)

                    Issuer's telephone number: (305) 374-0282

Securities registered under Section 12(b) of the Exchange Act:

      (a)  Common Stock, par value $0.01 per share
      (b)  Callable stock purchase warrants

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

The issuer's revenues for the fiscal year ended December 31, 1998 was $0.

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 23, 1999, based upon the average bid and ask prices of such stock on that date was $0. The number of shares of Common Stock of the issuer outstanding as of March 23, 1999 was 3,583,332.

                                     PART I

ITEM 1.  GENERAL DESCRIPTION OF BUSINESS

Peachtree FiberOptics, Inc. (the "Company") is a development stage enterprise and was incorporated in the state of Delaware in February 1992, primarily to engage in the production and sale of plastic optical fiber ("POF"). In connection with its formation, the Company acquired from Peachtree Technologies, Inc. ("PTI") the rights to certain technology for a new manufacturing process to produce POF. The Company also entered into an agreement with Fiberoptic Machinery Company, Inc. ("FMCI") to sell under the Company's name certain custom designed machinery produced by FMCI to manufacture wire, cable and glass fiber ("Custom Machinery"). FMCI was a small machinery company incorporated in the state of Georgia at the time the Company was incorporated. FMCI acquired the remaining assets and debt of PTI and FMCI's continued survival was solely dependent on the success of the Company's efforts to sell custom machinery.

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

EMPLOYEES

At December 31, 1998, the Company had one part-time employee, who on October 27, 1993, was appointed by JW Genesis Financial Corp. (formerly JW Charles Securities, Inc.) and Corporate Securities Group, Inc., the Company's initial public offering managing underwriters, to act as exclusive manager of the Company and its business interests.

The Company's business activities are managed by Mr. Leonard J. Sokolow, President/CEO, Genesis Partners, Inc., 701 Brickell Avenue, Suite 2000, Miami, Florida 33131.

ITEM 2. PROPERTIES

The Company's prior lease obligations have been either settled or assigned to another company, and the Company does not lease any property or own significant assets as of December 31, 1998.

ITEM 3. LEGAL PROCEEDINGS        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

From October 8, 1992 through December 31, 1993, the Company's Common Stock and Warrants had been traded on the NASDAQ Small-Cap Market under the symbols PFII and PFIIW, respectively, and on The Boston Stock Exchange under the symbols PFI and PFIW, respectively. In January 1994, the Company's Common Stock and Warrants were de-listed from both exchanges. The Warrants expired in October 1995. Since January 1994 until January 1999, when the Company's Common Stock was relisted and began trading on the OTC, there has been no public trading market for the Company's Common Stock.

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

The number of stockholders of record for the Company's common stock as of March 18, 1999 was 182.

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

As a result of the Company's decision to liquidate certain assets, the Company began using the liquidation basis of accounting for the period beginning October 28, 1993. Therefore, for the period beginning October 28, 1993 assets have been adjusted to net realizable values and liabilities adjusted to settlement amounts plus estimated liquidation costs. As of December 31, 1998, the net realizable value of the Company's assets was $499 and its total liabilities were approximately $858,579.


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

In October 1998, Mr. Sokolow and another investor each provided a $6,000 bridge loan to the Company. The Company used these proceeds to pay professional fees and operating expenses. In exchange for such financing, the Company issued promissory notes in the principal amount of $6,000 each to Mr. Sokolow and the investor. Such notes will bear interest at the rate of 10% per annum and are due and payable upon the merger of the Company with, or acquisition of, another company or business.

Effective December 31, 1998, the Company reduced, to zero, certain accounts payable and accrued liabilities aggregating $194,000 that have been outstanding since the Company adopted the liquidation basis of accounting on October 28, 1993. The Company has not been contacted by these vendors related to settling these liabilities and therefore believes such amounts have been effectively settled. Accordingly, the Company adjusted these liabilities to their net realizable values.

On February 28, 1999, the Company entered into a non-binding letter of intent to acquire all of the outstanding capital stock of a private company in the home healthcare equipment and service industry in exchange for the Company's outstanding stock. The transaction will be accounted for under the purchase method of accounting.

Management has completed the assessment of its Year 2000 issues and concluded that the consequences of its Year 2000 issues will not have a material effect on the Company's business, results of operations, or finacial condition as they are using the liquidation method of accounting and have no operations.

Management fees totaling $775,000 have been accrued by the Company as of December 31, 1998 and are due and payable by the Company to Genesis Partners, Inc. ("Genesis"). (See "Managing Agent Compensation"). The Company determined that in order to attract any viable financing and/or merger or acquisition opportunities it would need to satisfy such outstanding fees payable to Genesis without requiring any cash consideration. As a consequence, on March 18, 1999 the Company entered into a Debt Conversion Agreement with Genesis and Mr. Sokolow. The Debt Conversion Agreement provides that Genesis can covert in whole part $.011273398 of such accured fees for one share of common stock of the Company (the "Conversion Ratio") up to a maximum of $775,000 in accrued fees resulting in a maximum of 68,745,910 common shares of the Company to be issued to Genesis upon full conversion of such $775,000 in accrued fees. Genesis further agreed that, immediately preceding a merger, acquisition or financing by or of the Company ("Reorganization Event"), any and all accrued fees not then converted shall be automatically converted ("Full Conversion") in its entirety pursuant to the Conversion Ratio. Genesis and Mr. Sokolow also agreed to forgive, release and forever discharge the Company for any and all other debt that the Company has incurred or may incur to Mr. Sokolow and/or Genesis. Furthermore, immediately preceding a Reorganization Event and after the Full Conversion, Sokolow and Genesis have agreed to cancel the Management Agreement and forever forgive, release and forever discharge the Company from any and all obligations or fees which may be due under such Management Agreement. Upon execution of the Debt Conversion Agreement on March 18, 1999, Genesis converted $75,000 of the accrued fees pursuant to the Conversion Ratio into 6,652,830 shares of the Company's common stock.

ITEM 7. FINANCIAL STATEMENTS

The Company's audited financial statements accompany this report as Item 13(b).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The sole managing agent and director of the Company are as follows:

          NAME                          AGE     POSITION WITH COMPANY
          ----                          ---     ---------------------
          Leonard J. Sokolow             42     Managing Agent
          Sidney Levine                  81     Director

         LEONARD J. SOKOLOW. From September 1996, Mr. Sokolow has been President of Union Atlantic LC; a privately held investment and consulting firm. From August 1993, Mr. Sokolow had been President and Chief Executive Officer of Genesis Partners, Inc. a privately-held corporation which provides domestic and international investment banking and financial advisory services. Genesis Partners, Inc. has been the Managing Agent of the Company since October 1993. Since June 1994 until December 1998 Mr. Sokolow has been Chairman of the Board, President, Chief Financial Officer and Portfolio Manager of The Americas Growth Fund, Inc., a publicly held investment company. From May 1988 to July 1993, Mr. Sokolow was employed by Windmere Corporation, a public corporation engaged in the manufacture and distribution of personal care products and small household appliances, most recently as its Executive Vice President-Operations, Administration and Finance and General Counsel. Since March 1990, Mr. Sokolow has served as a director of Catalina Lighting, Inc., a public company engaged in the import and distribution of commercial and residential electrical lighting. Since April of 1995 Mr. Sokolow has been a director of Ezcony Interamerica, Inc. a distributor of electronic products and CD Rom programming to Latin America. Mr. Sokolow received a B.A. degree with majors in Economics and Accounting from the University of Florida in 1977, a J.D. degree from The University of Florida School of Law in 1980 and an L.L.M. (Taxation) degree from The New York University Graduate School of Law in 1982. Mr. Sokolow is a Certified Public Accountant.

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

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table provides the cash and other compensation paid or accrued by the Company for the 1998, 1997, and 1996 fiscal years to persons who served as the Company's chief executive officers (or acted in a similar capacity) during the 1998, 1997 and 1996 fiscal years :

                                  ANNUAL COMPENSATION                                               LONG-TERM COMPENSATION
                                 ----------------------------------------------------------  -----------------------------------
                                                                                             SECURITIES
                                                                               RESTRICTED    UNDERLYING
                                                               OTHER ANNUAL    STOCK           STOCK       LTIP       ALL OTHER
    NAME/POSITION        YEAR     SALARY         BONUS         COMPENSATION     AWARDS        OPTIONS    PAYOUTS    COMPENSATION
-------------------------------------------------------------------------------------------  -----------------------------------
-------------------------------------------------------------------------------------------  -----------------------------------
Leonard J. Sokolow/      1998         $0          $0                $0            $0               $0       $0           $0
Managing Agent (1)       1997         $0          $0                $0            $0               $0       $0           $0
                         1996         $0          $0                $0            $0               $0       $0           $0



(1) Mr. Sokolow has rendered supervisory and management services to the Company on behalf of the Managing Agent, Genesis Partners, Inc., since October 27, 1993. He has not received any cash compensation but Genesis Partners, Inc. of which he is President and CEO and a controlling shareholder is entitled to a managing agent fee equal to $150,000 per year. The Company has accrued $775,000 for the first, second, third, fourth, fifth and part of the sixth year fee but payment of such fee by the Company is contingent upon certain conditions which have not yet occurred. See "Managing Agent Compensation."

COMPENSATION TO DIRECTORS

Outside directors receive a fee of $1,000 per meeting for serving as directors of the Company and are also reimbursed for reasonable out-of-pocket expenses incurred while performing their functions as directors of the Company. During 1995, 1996, 1997 and 1998 the outside director served without compensation.

MANAGING AGENT COMPENSATION

On October 26, 1993, the Company entered into a management agreement with Genesis to perform supervisory and managerial services relating to the Company's business affairs. On February 28, 1994, the management agreement was amended whereby Mr. Sokolow, President and CEO of Genesis, was added to the agreement to render supervisory and managerial services to the Company on behalf of Genesis. The terms of the agreement require the Company to pay Genesis and Mr. Sokolow for services rendered a fee in an amount equal to $150,000 per year and issue Mr. Sokolow, the sole stockholder of the Managing Agent, 10% of the Company's outstanding common stock on a fully diluted basis. As of the date of this report no cash compensation has been paid to the Managing Agent. However, the Company has accrued $775,000 ("Managing Agent Debt") for the first, second, third, fourth, fifth and part of the sixth year fee. Payment of such compensation is contingent upon the Company obtaining sufficient capital through a private placement or a public offering and/or the completion of a merger or acquisition. Pursuant to such agreement, on February 28, 1994, and February 15, 1995, the Company issued Mr. Sokolow 287,288 and 71,044 shares, respectively, of the Company's Common Stock. This agreement was to have expired on

October 26, 1995 but was extended for an additional three years until October 26, 1998 and was extended again for an additional one year until October 26, 1999. This management agreement also contains an anti-dilution provision which provides that if during the term of the agreement the Company issues any additional shares of its capital stock, the Company shall promptly thereafter issue to Sokolow, for no additional consideration, such number of additional shares of the Company's common stock so that Sokolow shall maintain a 10% interest in the issued and outstanding shares of the Company's capital stock and all shares underlying outstanding options, warrants, and any other rights to acquire such capital stock. Mr. Sokolow has been granted certain demand and piggyback registration rights.

The Company determined that in order for the Company to attract any viable financing and/or merger or acquisition opportunities it would net to eliminate such outstanding fees payable to Genesis without requiring any cash consideration. Accordingly, on March 18, 1999 the Company entered into a Debt Conversion Agreement with Genesis and Mr. Sokolow. The Debt Conversion Agreement provides that Genesis can covert in whole or part $.011273398 of the Managing Agent Debt for one share of common stock of the Company (the "Conversion Ratio") up to a maximum of $775,000 resulting in a maximum of 68,745,910 common shares of the Company to be issued to Genesis upon full conversion of the Managing Agent Debt. Genesis further agreed that, immediately preceding a merger, acquisition or financing by or of the Company ("Reorganization Event"), any and all Managing Agent Debt not then converted shall be automatically converted ("Full Conversion") in its entirety pursuant to the Conversion Ratio. Genesis and Mr. Sokolow also agreed to forgive, release and forever discharge the Company for any and all other debt that the Company has incurred or may incur to Mr. Sokolow and/or Genesis. Furthermore, immediately preceding a Reorganization Event and after the Full Conversion, Sokolow and Genesis have agreed to cancel the Management Agreement and forever forgive, release and forever discharge the Company from any and all obligations or fees which may be due or otherwise arise under such Management Agreement. Upon execution of the Debt Conversion Agreement on March 18, 1999, Genesis converted $75,000 of the Managing Agent Debt pursuant to the Conversion Ratio into 6,652,830 shares of the Company's common stock.

1992 INCENTIVE STOCK PLAN

In July 1992, the Company adopted an Incentive Stock Plan (the "Plan") covering 310,000 shares of Common Stock pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive stock options and non-qualified stock options restricted stock and stock appreciation rights. The selection of participants, grants of options, restricted stock and stock appreciation rights, determination of price and other conditions of the grants will be determined by the Stock Option Committee in its sole discretion. Incentive stock options granted under the Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than ten percent of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of grant.

To date, non-qualified options to purchase an aggregate of 205,000 shares of Common Stock have been granted under the Plan. Options for 25,000 shares have an exercise price of $3.13 per share and all other options have an exercise price of $2.25 per share. These options are immediately exercisable, and expire ten years after the date of grant. (As of December 31, 1998 none of these options have been exercised.) All of the shares issuable upon exercise of the options are subject (at the election of the Company) to repurchase at fair market value for one year after termination of employment or as a Director, as the case, may be, except that if the termination is for cause, the shares may be repurchased at the price paid by the optionee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information at March 18, 1999 with respect to the beneficial ownership of shares of Common Stock by: (i) each person known by the Company to be the owner of more than five percent of the outstanding shares of Common Stock, (ii) each officer and director; and (iii) all officers and directors as a group.

      NAME AND ADDRESS                     SHARES OWNED       PERCENTAGE OWNED
      ----------------                     ------------       ----------------

     Leonard J. Sokolow (1)                  7,011,162                68.5
     701 Brickell Avenue, Suite  2000
     Miami, Florida 33131

     Sidney Levine (2)                               0                 0.0
     3 Timber Drive
     Ocean, New Jersey 07712

All executive officers and directors         7,011,162                68.5
  as a group (2 persons)

(1) Leonard J. Sokolow is sole shareholder, President and CEO of Genesis Partners, Inc. ("Genesis"), a company that has provided executive management services to the Company since 1993. Includes 6,652,830 shares of Common Stock issued to Genesis on March 18, 1999 in consideration for Genesis Converting $75,000 debt owed to Genesis by the Company of Common Stock.

(2)   Mr. Levine in the sole director of the Company

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

                                     PART IV

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are being filed and are numbered in accordance with Item 601 of Regulation S-B:

        EXHIBIT NUMBER                  DESCRIPTION
--------------------------------------------------------------------------------


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

            10.3 Asset Acquisition Agreement by and between the Company and Lightwave Technology, Inc. dated February 2, 1994.*

            10.4 Bill of Sale by and between the Company and Lightwave Technology, Inc. dated February 2, 1994.*

            10.5 Exclusive License Agreement and Option to Purchase Agreement by and between the Company and Lightwave Technology, Inc. dated February 2, 1994.*

            10.6 Assignment of Lease Agreement by and between the Company and Lightwave Technology, Inc. dated February 2, 1994.*

            10.7 Addendum to October 27, 1993 Management Agreement by and between the Company and Genesis Partners, Inc. dated February 28, 1994.*

            10.8 Addendum to October 27, 1993 Management Agreement by and between the Company and Genesis Partners, Inc. dated October 26, 1995.**

            10.9 Addendum to October 27, 1993 Management Agreement by and between the Company and Genesis Partners, Inc. dated March 1, 1996.**

            10.10 Addendum to October 27, 1993 Management Agreement by and between the Company and Genesis Partners, Inc.
                        October 1, 1998

            10.11 Debt Conversion Agreement by and between the Company and Genesis Partners, Inc. and Leonard J. Sokolow dated March 18, 1999

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

      (1)   Report of Independent Auditors
      (2) Statements of Deficiency in Net Assets Available in Liquidation at December 31, 1998 and 1997 (Liquidation Basis)
      (3) Statement of Changes in Deficiency in Net Assets Available in Liquidation for the period from October 28, 1993 through December 31, 1993 and for each of the five years ended December 31, (Liquidation Basis)
      (4) Statement of Operations for the period from inception (February 18, 1992) through October 27, 1993
      (5) Statement of Stockholders' Equity for the period from inception (February 18, 1992) through October 27, 1993
      (6) Statement of Cash Flows for the period from inception (February 18, 1992) through October 27, 1993
      (7)   Notes to Financial Statements

(c) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fourth quarter ended December 31, 1998.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 1999

                                    Peachtree FiberOptics, Inc.


                                    By: /s/ LEONARD J. SOKOLOW
                                        ------------------------------
                                        Leonard J. Sokolow
                                        Managing Agent

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                                TITLE                                    DATE
----------                                -----                                    ----
/s/ Leonard J. Sokolow                    Managing Agent                           March 25, 1999
-------------------------------           (Chief Executive and Financial
Leonard J. Sokolow                        Officer)



/s/ Sidney Levine                         Director                                 March 25, 1999
-------------------------------
Sidney Levine



                           Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                              Financial Statements

                           December 31, 1998 and 1997,
            Period from October 28, 1993 through December 31, 1993,
            Years ended December 31, 1998, 1997, 1996, 1995 and 1994
     and Period from Inception (February 18, 1992) through October 27, 1993


                                    CONTENTS


Report of Independent Auditors..........................................................................F-1

Financial Statements

Statements of Deficiency in Net Assets Available in Liquidation as
   of December 31, 1998 and 1997 (Liquidation Basis)....................................................F-3

Statement of Changes in Deficiency in Net Assets Available in Liquidation
   for the period from October 28, 1993 through December 31, 1993 and for the five years ended December 31, 1998 (Liquidation Basis)...........................................F-4

Statement of Operations for the period from inception (February 18, 1992)
   through October 27, 1993.............................................................................F-6

Statement of Stockholders' Equity for the period from inception
   (February 18, 1992) through October 27, 1993.........................................................F-7

Statement of Cash Flows for the period from inception (February 18, 1992)
   through October 27, 1993.............................................................................F-8

Notes to Financial Statements..........................................................................F-10


                         Report of Independent Auditors

Managing Agent and Directors
Peachtree FiberOptics, Inc.

We have audited the accompanying statements of deficiency in net assets available in liquidation of Peachtree FiberOptics, Inc. (a development stage enterprise) (the "Company") as of December 31, 1998 and 1997, and the related statements of changes in deficiency in net assets available in liquidation for the period from October 28, 1993 through December 31, 1993 and for each of the five years in the period ended December 31, 1998. In addition, we have audited the accompanying statements of operations, stockholders' equity and cash flows of the Company for the period from inception (February 18, 1992) through October 27, 1993. These financial statements are the responsibility of the Company's Managing Agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the deficiency in net assets available in liquidation of the Company at December 31, 1998 and 1997, the changes in its deficiency in net assets available in liquidation for the period from October 28, 1993 through December 31, 1993 and for each of the five years ended December 31, 1998 and the results of operations and cash flows of the Company for the period from inception (February 18, 1992) through October 27, 1993 in conformity with generally accepted accounting principles applied on the bases described in the preceding paragraph.




February 26, 1999, except for
     Note 9 as to which the date
     is March 18, 1999

                           Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                     Statements of Deficiency in Net Assets
                            Available in Liquidation

                               (LIQUIDATION BASIS)

                                                                              DECEMBER 31,
                                                                   ------------------------------------
                                                                        1998                  1997
                                                                   --------------        --------------
ASSETS
Cash                                                               $          499        $        1,813
Total assets                                                                  499                 1,813

LIABILITIES
Accounts payable                                                               --               134,915
Accrued expenses                                                           21,579                69,572
Note payable to related party                                               6,000                    --
Notes payable                                                              56,000                50,000
Lease obligations                                                              --                 4,276
Managing agent fee                                                        775,000               625,000
                                                                   --------------        --------------
Total liabilities                                                         858,579               883,763
                                                                   --------------        --------------
Deficiency in net assets available in liquidation                  $     (858,080)       $     (881,950)
                                                                   ==============        ==============

Stockholders' deficiency in net assets:
   Common stock, $.01 par value; 20,000,000 shares authorized,
     3,225,000 shares issued and outstanding                       $       32,250        $       32,250
   Additional paid-in capital                                           3,504,460             3,504,460
   Accumulated deficit                                                 (4,394,790)           (4,418,660)
                                                                   --------------        --------------
Stockholders' deficiency in net assets                             $     (858,080)       $     (881,950)
                                                                   ==============        ==============





SEE ACCOMPANYING NOTES.

                           Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                       Statement of Changes in Deficiency
                     in Net Assets Available in Liquidation

         Period from October 28, 1993 through December 31, 1993 and the
            Years ended December 31, 1998, 1997, 1996, 1995 and 1994

Changes in net assets available in liquidation attributed to:
   Reduction in cash                                                                      $    (10,949)
   Decrease in inventory due to sales and markdowns                                            (10,569)
   Write-down of net property and equipment to net realizable value                           (388,063)
   Decrease in prepaid expenses and other                                                      (12,062)
   Increase in accounts payable                                                                (15,654)
   Increase in accrued expenses                                                                (22,406)
   Facility operating lease settlement                                                         (70,906)
   Gain on settlement of liabilities                                                           237,978
   Decrease in liability for termination of custom machinery sales agreement with
     affiliated company                                                                        157,619

                                                                                          ------------
                                                                                              (135,012)

Net assets available in liquidation at October 27, 1993                                         10,336
                                                                                          ------------

Deficiency in net assets available in liquidation at December 31, 1993                        (124,676)

Changes in net assets available in liquidation attributed to:

   General and administrative expenses                                                         (83,328)
   Managing agent fee                                                                         (150,000)
   Gain on settlement of liabilities                                                             4,035
                                                                                          ------------
                                                                                              (229,293)
                                                                                          ------------
Deficiency in net assets available in liquidation at December 31, 1994                        (353,969)

Changes in net assets available in liquidation attributed to:
   General and administrative expenses                                                         (32,932)
   Managing agent fee                                                                         (175,000)
   Fees on notes payable                                                                        (5,000)
                                                                                          ------------
                                                                                              (212,932)
                                                                                          ------------
Deficiency in net assets available in liquidation at December 31, 1995                        (566,901)


                           Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                       Statement of Changes in Deficiency
               in Net Assets Available in Liquidation (continued)

         Period from October 28, 1993 through December 31, 1993 and the
            Years ended December 31, 1998, 1997, 1996, 1995 and 1994

Changes in net assets available in liquidation attributed to:
   General and administrative expenses                                                         (27,452)
   Managing agent fee                                                                         (150,000)
   Gain on settlement of liabilities                                                             7,208
   Capital contribution                                                                          7,500
   Other revenue                                                                                10,100
                                                                                          ------------
                                                                                              (152,644)
                                                                                          ------------
Deficiency in net assets available in liquidation at December 31, 1996                        (719,545)

Changes in net assets available in liquidation attributed to:
   General and administrative expenses                                                         (19,905)
   Managing agent fee                                                                         (150,000)
   Capital contribution                                                                          7,500
                                                                                          ------------
                                                                                              (162,405)
                                                                                          ------------
Deficiency in net assets available in liquidation at December 31, 1997                        (881,950)

Changes in net assets available in liquidation attributed to:
   General and administrative expenses                                                         (20,604)
   Managing agent fee                                                                         (150,000)
   Gain on settlement of liabilities                                                           194,474
   Capital contribution                                                                         11,608
   Capital distribution                                                                        (11,608)
                                                                                          ------------
                                                                                                23,870
                                                                                          ------------
Deficiency in net assets available in liquidation at December 31, 1998                      $ (858,080)
                                                                                          ============



SEE ACCOMPANYING NOTES.

                           Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                             Statement of Operations



                                                                                    PERIOD FROM INCEPTION
                                                                                     (FEBRUARY 18, 1992)
                                                                                           THROUGH
                                                                                       OCTOBER 27, 1993
                                                                                    ---------------------
Sales:
   Equipment                                                                           $    2,897,057
   Repair parts                                                                                73,655
   Service                                                                                     52,589
                                                                                     ----------------
                                                                                            3,023,301

Cost of sales:
   Equipment                                                                                2,344,442
   Repair parts                                                                                48,197
   Service                                                                                     17,711
                                                                                     ----------------
                                                                                            2,410,350
                                                                                     ----------------
Gross margin                                                                                  612,951

Selling, general and administrative expenses:
   Salaries and commissions                                                                   970,943
   Professional fees                                                                          618,093
   Research and development                                                                   422,269
   Amortization and depreciation                                                               71,924
   Bad debts                                                                                  160,072
   Interest, net                                                                               23,163
   Other                                                                                      857,861
   Provision for termination of custom machinery sales agreement
     with affiliated company                                                                1,000,000
                                                                                     ----------------
                                                                                            4,124,325
                                                                                     ================
Net loss                                                                                  $(3,511,374)
                                                                                     ================

Basic and diluted net loss per share                                                   $        (1.53)
                                                                                     ================
Weighted average number of shares of common stock outstanding                               2,289,464
                                                                                     ================




SEE ACCOMPANYING NOTES.

                           Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                        Statement of Stockholders' Equity



                                                                                                           DEFICIT
                                                                                                         ACCUMULATED
                                                      COMMON STOCK     PREFERRED STOCK      ADDITIONAL    DURING THE
                                                  ------------------  -------------------    PAID-IN     DEVELOPMENT
                                                    SHARES    AMOUNT   SHARES    AMOUNT      CAPITAL        STAGE          TOTAL
                                                  ---------  -------  --------  ---------   ----------   -----------   ------------
Initial sale of stock on February 18, 1992        1,302,400  $13,024   457,600  $ 686,400   $    1,776   $        --    $   701,200
   Conversion of preferred stock on
     September 30, 1992                             457,600    4,576  (457,600)  (686,400)     681,824            --             --
   Sale of common stock on October 19, 1992,
     net of issuance costs of $895,297            1,110,000   11,100        --         --    2,562,353            --      2,573,453
Net loss                                                 --       --        --         --           --    (1,893,619)    (1,893,619)
                                                  ---------  -------  --------  ---------   ----------   -----------    -----------
Balance at December 31, 1992                      2,870,000   28,700        --         --    3,245,953    (1,893,619)     1,381,034
   Additional October 19, 1992 common stock
     issuance costs                                      --       --        --         --       (9,193)           --         (9,193)
   Issuance of common stock:
     In September 1993 at $.75 per share for
       professional fees                            110,000    1,100        --         --       81,400            --         82,500
     In September 1993 at $.75 per share ($.50
       paid in cash, $.25 for professional fees)     47,500      475        --         --       35,150            --         35,625
     In October 1993 at $.70 per share ($.45
       paid in cash, $.25 for professional fees)    197,500    1,975        --         --      136,150            --        138,125
Net loss                                                 --       --        --         --           --    (1,617,755)    (1,617,755)
                                                  ---------  -------  --------  ---------   ----------   -----------    -----------
Balance at October 27, 1993                       3,225,000  $32,250        --  $      --   $3,489,460   $(3,511,374)   $    10,336
                                                  =========  =======  ========  =========   ==========   ===========    ===========



SEE ACCOMPANYING NOTES.

                           Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                             Statement of Cash Flows



                                                                                     PERIOD FROM INCEPTION
                                                                                      (FEBRUARY 18, 1992)
                                                                                            THROUGH
                                                                                       OCTOBER 27, 1993
                                                                                     ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                   $(3,511,374)
Adjustments to reconcile net loss to cash used in operations:
   Provision for termination of custom machinery sales agreement
     with affiliated company                                                                 1,000,000
   Write-downs of note receivable from stockholders                                             42,185
   Write-downs of acquired technology and marketing rights                                      20,216
   Bad debts                                                                                   160,072
   Issuance of stock options at less than market value                                         143,750
   Depreciation and amortization                                                                71,924
   Changes in assets and liabilities:
     Accounts receivable                                                                      (160,072)
     Prepaid expenses and other                                                                 15,039
     Accounts payable                                                                          253,489
     Accrued expenses                                                                          147,287
     Deferred rent                                                                              37,037
     Affiliated company liability                                                             (213,862)
     Customer deposits                                                                          42,107
                                                                                          ------------
Net cash used in operations                                                                 (1,952,202)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                           (574,282)
Purchase of certificate of deposit                                                            (767,000)
Proceeds from sale of property and equipment                                                    18,073
Loans to stockholders                                                                         (100,000)
Advances to affiliated company, net                                                           (630,017)
Purchase of marketing rights                                                                   (10,000)
                                                                                          ------------
Net cash used in investing activities                                                       (2,063,226)


                           Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                       Statement of Cash Flows (continued)



                                                                                    PERIOD FROM INCEPTION
                                                                                     (FEBRUARY 18, 1992)
                                                                                           THROUGH
                                                                                       OCTOBER 27, 1993
                                                                                    ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on note payable                                                                    950,000
Payments on capital lease obligations and notes payable                                      (276,929)
Proceeds from sale of preferred stock                                                         686,400
Proceeds from sale of common stock                                                          2,684,160
                                                                                          ------------
Net cash provided by financing activities                                                   4,043,631
                                                                                          ------------
Increase in cash and cash equivalents                                                          28,203
Cash and cash equivalents at beginning of period                                                   --
                                                                                          ------------
Cash and cash equivalents at end of period                                                $    28,203
                                                                                          ===========
CASH PAID FOR
Interest                                                                                  $    65,505
                                                                                          ===========



SEE ACCOMPANYING NOTES.

                           Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                           December 31, 1998 and 1997

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

and marketing efforts for custom machinery, terminating its custom machinery manufacturing agreement with the affiliated company, and recording a charge of $1,000,000 in the 1992 financial statements to provide for the outstanding balance under the line of credit described in Note 3 and to provide for estimated losses to be incurred by the Company as a result of this termination.

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

                           Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                    Notes to Financial Statements (continued)


1. ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

On October 27, 1993 the Company granted an officer of J.W. Charles Securities, Inc. and Corporate Securities Group, Inc., the Company's managing underwriters, a limited power-of-attorney to negotiate and execute an agreement with Genesis Partners, Inc. (the "Managing Agent") to act as exclusive manager of the Company and all of its business interests. The Managing Agent commenced a liquidation of the Company's operating assets and liabilities shortly thereafter (see Note 2). The Company agreed to pay the Managing Agent $150,000 per year and issue the sole stockholder of the Managing Agent 10% of the Company's outstanding common stock on a fully diluted basis. As of the date of this report, no compensation has been paid to the Managing Agent. However, the Company has accrued $150,000 per year for the five ensuing years plus a pro rata share equaling $25,000 for the sixth year, for a total of $775,000 at December 31, 1998. Payment of such compensation is contingent upon the Company's obtaining sufficient capital through a private offering or the completion of a merger or acquisition of the Company. On February 28, 1994 and February 15, 1995 the Company issued 287,288 and 71,044 restricted shares of common stock, respectively, to the sole stockholder of the Managing Agent pursuant to the agreement. During 1998 the Managing Agent's agreement was extended through October 27, 1999 with substantially the same terms.

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

                           Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                    Notes to Financial Statements (continued)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

Generally accepted accounting principles require the adjustment of assets and liabilities to estimated net realizable value under the liquidation basis. Accordingly, the statements of deficiency in net assets available in liquidation at December 31, 1998 and 1997 reflect assets and liabilities on this basis.

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

FINANCIAL INSTRUMENTS

The fair value of the Company's current assets and current liabilities including cash, accounts payable, accrued expenses, notes payable and the managing agent fee approximates their net realizable values in accordance with the liquidation basis of accounting.

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

STOCK BASED COMPENSATION

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

                           Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                    Notes to Financial Statements (continued)


3. RELATED PARTY TRANSACTIONS (CONTINUED)

ADVANCES TO AFFILIATED COMPANY

The Company advanced amounts under a line of credit to an affiliated company which manufactured wire, cable and glass fiber manufacturing machinery, for which the Company acted as reseller. These advances accrued interest at the rate of prime plus 2%, not to exceed 10%, from the date of the advance. On July 31, 1992, prior to the Company's initial public offering, the line of credit was guaranteed in part by a stockholder; however, the guarantee was "self-liquidating" in that repayments from the affiliated company reduced the guaranteed amount and additional advances to the affiliated company carried no such guarantee. During the first quarter of 1993 the affiliated company's financial condition significantly weakened causing the Company to discontinue making such advances. On June 1, 1993 the Company exercised its rights as a creditor pursuant to UCC Article 9 repossessions, and took possession of all assets, properties, and rights of the affiliated company.

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

RECEIPTS FROM AFFILIATED COMPANY

During 1998 and 1997 an affiliated entity controlled by the Managing Agent paid certain expenses of the Company. As the Managing Agent is a principal stockholder of the Company, the payments were treated as capital contributions. Additionally, certain of these expenses were subsequently reimbursed by the Company and treated as a distribution of capital.

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

4. SETTLEMENT OF ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Effective December 31, 1998, the Company reduced, to zero, certain accounts payable and accrued liabilities aggregating $194,000 that have been outstanding since the Company adopted the liquidation basis of accounting on October 28, 1993. The Company has not been contacted by the vendors to settle these liabilities and therefore believes such amounts have been effectively settled. Accordingly, the Company adjusted these liabilities to their net realizable values.

5. NOTES PAYABLE

During July 1992 the Company refinanced a line of credit previously supplied by a stockholder by signing a $700,000 promissory note payable to a bank. On March 4, 1993, the Company refinanced the promissory note with a different bank for $700,000 due March 1995. Such note accrued interest at the rate of prime plus 1% per annum and was collateralized by a $700,000 certificate of deposit. In November 1993 the Company was in violation of, and unable to cure certain covenants, and, therefore, the

                           Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                    Notes to Financial Statements (continued)


5. NOTES PAYABLE (CONTINUED)

bank exercised its rights under the terms of the note and took possession of the $700,000 certificate of deposit in full satisfaction of the promissory note.

During May 1995 the Company borrowed $50,000 under two subordinated promissory notes of equal amounts, less a $5,000 transaction fee, from certain unrelated parties. The principal amount and accrued interest, at a rate of 10% per annum, were due the earlier of November 15, 1995 or the closing date of a firm commitment underwritten secondary public offering of the Company's securities. At December 31, 1998 such amounts are past due. In connection with the notes, the Company issued anti-dilutive

Common Stock Purchase Warrants to purchase 20,000 shares of the Company's $.01 par value common stock at an exercise price of $2.50 per share. The warrants expired on May 15, 1998.

During October 1998 the Company borrowed $12,000 under two subordinated promissory notes of equal amounts from the principal stockholder and another investor. The principal amount and accrued interest, at a rate of 10% per annum, are due and payable upon the closing date of a merger of the Company with, or acquisition of, another company or business. At December 31, 1998 no principal or interest payments have been made.

6. COMMITMENTS

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


6. COMMITMENTS (CONTINUED)

Such options were scheduled to vest in equal amounts annually over a three-year period and were exercisable until May 2002. On October 27, 1993 the Company agreed to fully vest such options in return for the officer and director's resignation. The options expire ten years from date of grant.

In addition to the sublease from the affiliated company (see Note 3), the Company also leased a production facility from an unrelated third party for $3,250 per month on a month-to-month basis. In connection with the sale of certain assets of the Company (see Note 1), the lease commitment was transferred to another company. Total rent expense approximated $112,000 and $139,000 for the period from January 1, 1993 through October 27, 1993 and for the period from inception through October 27, 1993, respectively.

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

7. INCOME TAXES

For income tax purposes the Company has approximately $3,514,000 of net operating loss carryforwards available for offset against future taxable income, subject to certain limitations, which expire during 2007 through 2012. During 1998 the Company utilized approximately $66,000 of net operating loss carryforwards to offset current year income

                           Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                    Notes to Financial Statements (continued)


7. INCOME TAXES (CONTINUED)

tax expense of the same amount. Based on assessments of all available evidence as of December 31, 1998 the Company has concluded that its remaining net deferred income tax asset should be reduced by a valuation allowance equal to the amount of such asset.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets as of December 31 are as follows:



                                                                            1998                1997
                                                                        -----------         -----------
Deferred income tax assets:
   Managing agent fee                                                   $  (294,500)        $  (237,500)
   Net operating loss carryforwards                                      (1,335,100)         (1,401,200)
                                                                        -----------         -----------
Total deferred income tax assets                                         (1,629,600)         (1,638,700)
   Valuation allowance for deferred tax assets                            1,629,600           1,638,700
                                                                        -----------         -----------
Net deferred income tax assets                                          $        --         $        --
                                                                        ===========         ===========

8. STOCKHOLDERS' EQUITY

STOCK OPTIONS

In July 1992 the Company adopted a stock option plan (the "Plan") under which 310,000 shares of the Company's common stock were reserved for issuance, pursuant to which officers, directors, consultants, and key employees were eligible to receive incentive and/or non-qualified stock options. Incentive stock options granted under the Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the then outstanding shares of common stock may not exceed five years and the exercise price may not be less than 110% of the fair market value of the common stock on the date of grant. Options as to 205,000 shares including the 160,000

                           Peachtree FiberOptics, Inc.
                        (A Development Stage Enterprise)

                    Notes to Financial Statements (continued)


8. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

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

9. SUBSEQUENT EVENTS

On February 28, 1999, the Company entered into a non-binding letter of intent to acquire all the outstanding capital stock of a private company in the home healthcare equipment and service industry in exchange for shares of the Company's capital stock. Should the proposed transaction be consummated, it will be recorded as a reverse purchase.

On March 18, 1999, the Company entered into a debt conversion agreement (the "Conversion Agreement") whereby the Managing Agent is permitted to convert, in whole or part, $.011273398 of amounts due to the Managing Agent into one share of common stock of the Company. Additionally, upon the completion of a reorganization event, as defined in the conversion agreement, the remaining managing agent fee shall be automatically converted, in full, to common stock. On March 18, 1999, the Managing Agent converted $75,000 of the managing agent fee into 6,652,830 shares of the Company's common stock.