Form 10QSB
period 1999-03-31
PEACHTREE FIBEROPTICS INC /DE/
filed 1999-05-20
CIK 890285

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

                 For the quarterly period ended March 31, 1999
                                                --------------

                       Commission File Number 1-11454-03
                                              ----------

                          Peachtree FiberOptics, Inc.
                     --------------------------------------
                      (Exact name of small business issuer
                          as specified in its charter)


Delaware                                                 58-1974423
-------------------------------------------       -----------------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                              Identification No.)

701 Brickell Avenue, Suite 2000
Miami, Florida                                                  33131
------------------------------------------        -----------------------------
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

Number of shares of Peachtree FiberOptics, Inc. Common Stock, $0.01 par value, issued and outstanding as of March 31, 1999: 9,877,830

Transitional Small Business Disclosure Format (check one):
          Yes       No  X
             -----    -----

                          PEACHTREE FIBEROPTICS, INC.


                                     INDEX



PART 1.    FINANCIAL INFORMATION                                             PAGE
                                                                             ----
Item 1.    Financial Statements (Unaudited)

                    Condensed Statements of Deficiency in Net Assets
                    Available in Liquidation                                   3

                    Condensed Statements of Changes in Deficiency in Net
                    Assets Available in Liquidation for the three months
                    ended March 31, 1999                                       4

                    Notes to Condensed Financial Statements                    5

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



                                                 March 31,        December 31, 1998
                                                  1999
                                                (Unaudited)

Assets
  Cash                                          $       470          $       499
                                                -----------          -----------
Total Assets                                    $       470          $       499
                                                -----------          -----------

Liabilities
  Accounts Payable                              $         0          $         0
  Accrued expenses                                   25,661               21,579
  Lease obligations                                       0                    0
  Managing agent fee                                737,500              775,000
  Note Payable to Related
Party                                                 6,000                6,000
  Notes Payable                                      56,000               56,000
                                                -----------          -----------
Total liabilities                               $   825,161          $   858,579
                                                -----------          -----------

Net deficiency in net assets
available in liquidation                        $  (824,691)         $  (858,080)
                                                -----------          -----------

Stockholders' deficiency in net
assets

Common stock, $.01 par value;
20,000,000 shares authorized,
3,225,000 and 9,877,830 shares                  $    98,778          $    32,250
issued and outstanding December
31, 1998 and March 31, 1999,
respectively                                    $ 3,512,932          $ 3,504,460

Additional paid-in capital

Accumulated deficit                             $(4,436,401)         $(4,394,790)
                                                -----------          -----------

Net stockholders'
deficiency in net assets                        $  (824,691)         $  (858,080)
                                                ===========          ===========


SEE ACCOMPANYING NOTES.

                          PEACHTREE FIBEROPTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED STATEMENTS OF CHANGES IN DEFICIENCY IN
                      NET ASSETS AVAILABLE IN LIQUIDATION
               PERIOD FROM JANUARY 1, 1999 THOUGH MARCH 31, 1999
                                  (UNAUDITED)



  Deficiency in net assets available in                                $ (858,080)
   liquidation at January 1, 1999
  Changes in net assets available in liquidation attributed to:

  General and administrative expenses                                      (4,111)
  Managing Agent Fee                                                      (37,500)
  Debt conversion to common stock                                          75,000
                                                                       ==========
  Deficiency in net assets available in
   liquidation at March 31, 1999                                       $ (824,691)
                                                                       ==========


SEE ACCOMPANYING NOTES.

                          PEACHTREE FIBEROPTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1999



NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the statement of deficiency in net assets available in liquidation and changes in deficiency in net assets available in liquidation at March 31, 1999 have been made. The statement of deficiency in net assets available in liquidation and changes in deficiency in net assets available in liquidation at March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the period ending December 31, 1998 and to the Company's quarterly reports on Form 10-QSB.

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

On February 28, 1999, the Company entered into a non-binding letter of intent to acquire all of the outstanding capital stock of a private company in the home healthcare equipment and service industry in exchange for the Company's outstanding stock. This transaction was terminated in May 1999.

Management has completed the assessment of its Year 2000 issues and concluded that the consequences of its Year 2000 issues will not have a material effect on the Company's business, results of operations, or financial condition as they are using the liquidation method of accounting and have no operations.

On October 27, 1993 the Company agreed to pay the Managing Agent $150,000 per year and issue Leonard J. Sokolow, the sole stockholder of the Managing Agent, 10% of the Company's outstanding common stock on a fully diluted basis. Payment of such compensation is contingent upon the Company obtaining sufficient capital through a private placement or a public offering and/or the completion of a merger or acquisition. Pursuant to such agreement, on February 28, 1994, and February 15, 1995, the Company issued Mr. Sokolow 287,288 and 71,044 shares, respectively, of the Company's Common Stock. This agreement was to have expired on October 26, 1995 but was extended for an additional three years and was to have expired on October 26, 1998. This agreement has been extended again until October 26, 1999. As of December 31, 1998 Management fees totaling $775,000 had been accrued by the Company and are due and payable by the Company to Genesis Partners, Inc. ("Genesis"). (See "Managing Agent Compensation"). The Company determined that in order to attract any viable financing and/or merger or acquisition opportunities it would need to satisfy such outstanding fees payable to Genesis without requiring any cash consideration. As a consequence, on March 18, 1999 the Company entered into a Debt Conversion Agreement with Genesis and Mr. Sokolow. The Debt Conversion Agreement provides that Genesis can covert in whole part $.011273398 of such accrued fees for one share of common stock of the Company (the "Conversion Ratio") up to a maximum of $775,000 in accrued fees resulting in a maximum of 68,745,910 common shares of the Company to be issued to Genesis upon full conversion of such $775,000 in accrued fees. Genesis further agreed that, immediately preceding a merger, acquisition or financing by or of the Company ("Reorganization Event"), any and all accrued fees not then converted shall be automatically converted ("Full Conversion") in its entirety pursuant to the Conversion Ratio. Genesis and Mr. Sokolow also agreed to forgive, release and forever discharge the Company for any and all other debt that the Company has incurred or may incur to Mr. Sokolow and/or Genesis. Furthermore, immediately preceding a Reorganization Event and after the Full Conversion, Sokolow and Genesis have agreed to cancel the Management Agreement and forever forgive, release and forever discharge the Company from any and all obligations or fees which may be due under such Management Agreement. Upon execution of the Debt Conversion Agreement on March 18, 1999, Genesis converted $75,000 of the accrued fees pursuant to the Conversion Ratio into 6,652,830 shares of the Company's common stock. As of the date of this report no cash compensation has been paid to the Managing Agent and the Company has accrued as an outstanding obligation to the Managing Agent $737,500 for the first, second, third, fourth, fifth and part of the sixth year fee, less amounts converted to common stock.

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

In October 1998 and May 1999, Mr. Sokolow and another investor each provided $6,000 and $5,332 bridge loans to the Company. The Company used these proceeds to pay professional fees and operating expenses. In exchange for such financing, the Company issued and/or has agreed to issue promissory notes in the principal amount of $6,000 and $5,332 each to Mr. Sokolow and the investor. Such notes will bear interest at the rate of 10% per annum and are due and payable upon the merger of the Company with, or acquisition of, another company or business.

The Company's Board of Directors and majority stockholder on March 18, 1999, approved and recommended that the Certificate of Incorporation be amended in order to effectuate a 1 for 197.44092 reverse stock split. The proposed amendment became effective in April 1999 upon the filing of the amendment with the Secretary of State of the State of Delaware.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF DEFICIENCY IN NET ASSETS AVAILABLE IN LIQUIDATION:

As a result of the Company's decision to liquidate certain assets, the Company began using the liquidation basis of accounting for the period beginning October 28, 1993. Therefore, for the period beginning October 28, 1993 assets have been adjusted to settlement amounts plus estimated liquidation costs. As of March 31, 1999 the net realizable value of the Company's assets were approximately $470 and its total liabilities were approximately $825,161. Therefore, it is highly unlikely that there will be any funds available for disbursement to unsecured creditors.

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. None

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

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


                                                    Peachtree FiberOptics, Inc.
                                                    ---------------------------
                                                           (Registrant)




Date: May 20, 1998
                                                By: /s/ Leonard J. Sokolow
                                                    ---------------------------
                                                    LEONARD J. SOKOLOW
                                                    MANAGING AGENT