Form 10QSB
period 1999-06-30
PEACHTREE FIBEROPTICS INC /DE/
filed 1999-08-16
CIK 890285

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999

                        Commission File Number 1-11454-03


                           PEACHTREE FIBEROPTICS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               DELAWARE                                     58-1974423
     ------------------------------                      -------------------
     (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                      Identification No.)


701 Brickell Avenue, Suite 2000
Miami, Florida                                                 33131
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code: (305) 374-0282

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Peachtree FiberOptics, Inc. Common Stock, $0.01 par value, issued and outstanding as of June 30, 1999: 51,845

Transitional Small Business Disclosure Format (check one):
                                   Yes [ ]    No [X]

                           PEACHTREE FIBEROPTICS, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                   Condensed Statements of Deficiency in Net Assets
                   Available in Liquidation                                 3

                   Condensed Statements of Changes in Deficiency in Net
                   Assets Available in Liquidation for the three months
                   ended June 30, 1999                                      4

                   Notes to Condensed Financial Statements                  5

Item 2. Management's Discussion and Analysis of Deficiency in Net Assets Available in Liquidation

PART II. OTHER INFORMATION

SIGNATURES



                           PEACHTREE FIBEROPTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED STATEMENTS OF DEFICIENCY IN NET ASSETS
                            AVAILABLE IN LIQUIDATION
                               (LIQUIDATION BASIS)


                                                                                 June 30, 1999   December 31, 1998
                                                                                 ------------    -----------------
                                                                                  (Unaudited)
Assets
  Cash                                                                            $       231      $       499
                                                                                  -----------      -----------
Total Assets                                                                      $       231      $       499
                                                                                  -----------      -----------
Liabilities
  Accounts Payable                                                                $         0      $         0
  Accrued expenses                                                                     24,719           21,579
  Lease obligations                                                                         0                0
  Managing agent fee                                                                  775,000          775,000
  Note Payable to Related Party                                                        11,332            6,000
  Notes Payable                                                                        61,333           56,000
                                                                                  -----------      -----------
Total liabilities                                                                 $   872,384      $   858,579
                                                                                  -----------      -----------

Net deficiency in net assets available in liquidation

                                                                                  $  (872,153)     $  (858,080)
                                                                                  -----------      -----------

Stockholders' deficiency in net assets

Common stock, $.01 par value; 20,000,000 shares authorized, 18,149 and 51,845 shares issued and outstanding December 31, 1998 and June 30, 1999,
respectively                                                                      $        --      $        --

Addional paid-in capital                                                          $ 3,611,710      $ 3,536,710

Accumulated deficit                                                               $(4,483,863)     $(4,394,790)
                                                                                  -----------      -----------

Net stockholders' deficiency in net assets                                        $  (872,153)     $  (858,080)
                                                                                  ===========      ===========



SEE ACCOMPANYING NOTES.

                           PEACHTREE FIBEROPTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED STATEMENTS OF CHANGES IN DEFICIENCY IN
                       NET ASSETS AVAILABLE IN LIQUIDATION
                PERIOD FROM JANUARY 1, 1999 THOUGH JUNE 30, 1999
                                   (UNAUDITED)

Deficiency in net assets available in                                       $(858,080)
 liquidation at January 1, 1999
Changes in net assets available in liquidation attributed to:

General and administrative expenses                                            (7,178)
Managing Agent Fee                                                            (75,000)
Capital Distributions                                                          (6,895)
Debt conversion to common stock                                                75,000
                                                                            ---------
Deficiency in net assets available in liquidation at June 30, 1999          $(872,153)
                                                                            =========



 SEE ACCOMPANYING NOTES.

                           PEACHTREE FIBEROPTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the statement of deficiency in net assets available in liquidation and changes in deficiency in net assets available in liquidation at June 30, 1999 have been made. The statement of deficiency in net assets available in liquidation and changes in deficiency in net assets available in liquidation at June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the period ending December 31, 1998 and to the Company's quarterly reports on Form 10-QSB.

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

On October 27, 1993 the Company agreed to pay the Managing Agent $150,000 per year and issue Leonard J. Sokolow, the sole stockholder of the Managing Agent, 10% of the Company's outstanding common stock on a fully diluted basis. Payment of such compensation is contingent upon the Company obtaining sufficient capital through a private placement or a public offering and/or the completion of a merger or acquisition. Pursuant to such agreement, on February 28, 1994, and February 15, 1995, the Company issued Mr. Sokolow 287,288 and 71,044 shares, respectively, of the Company's Common Stock. This agreement was to have expired on October 26, 1995 but was extended for an additional three years and was to have expired on October 26, 1998. This agreement has been extended again until October 26, 1999. As of December 31, 1998 Management fees totaling $775,000 had been accrued by the Company and are due and payable by the Company to Genesis Partners, Inc. ("Genesis"). (See "Managing Agent Compensation"). The Company determined that in order to attract any viable financing and/or merger or acquisition opportunities it would need to satisfy such outstanding fees payable to Genesis without requiring any cash consideration. As a consequence, on March 18, 1999 the Company entered into a Debt Conversion Agreement with Genesis and Mr. Sokolow. The Debt Conversion Agreement provides that Genesis can covert in whole part $2.23 of such accrued fees for one share of common stock of the Company (the "Conversion Ratio") up to a maximum of $775,000 in accrued fees resulting in a maximum of 348,185 common shares of the Company to be issued to Genesis upon full conversion of such $775,000 in accrued fees. Genesis further agreed that, immediately preceding a merger, acquisition or financing by or of the Company ("Reorganization Event"), any and all accrued fees not then converted shall be automatically converted ("Full Conversion") in its entirety pursuant to the Conversion Ratio. Genesis and Mr. Sokolow also agreed to forgive, release and forever discharge the Company for any and all other debt that the Company has incurred or may incur to Mr. Sokolow and/or Genesis. Furthermore, immediately preceding a Reorganization Event and after the Full Conversion, Sokolow and Genesis have agreed to cancel the Management Agreement and forever forgive, release and forever discharge the Company from any and all obligations or fees which may be due under such Management Agreement. Upon execution of the Debt Conversion Agreement on March 18, 1999, Genesis converted $75,000 of the accrued fees pursuant to the Conversion Ratio into 33,696 shares of the Company's common stock.

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

NOTE 4.  SUBSEQUENT EVENTS

On July 13, 1999, Genesis converted the balance of $700,000 into 314,489 shares of the Company's common stock. As of the date of this report no cash compensation has been paid to the Managing Agent and the Company has accrued as an outstanding obligation to the Managing Agent $75,000 for the first, second, third, fourth, fifth and part of the sixth year fee, less amounts converted to common stock.

On July 21, 1999 the Company announced that it has entered into discussions with vFinance.com (WWW.VFINANCE.COM) to reverse merge into the Company. vFinance.com is one of the Internet's leading business development vertical portal or "vortal" attracting approximately 1.5 million "hits" per month representing over 25,000 monthly visitors from at least 50 countries.

vFinance.com is a "new-media" enterprise focused on providing business development tools, information, products and services to assist entrepreneurs and executives of small and medium sized enterprises to organize and grow their business. The site is typically listed by search engines in the top five for relevant content (in many cases #1). The site has over 350 links to related sites such as Microsoft Network, Dow Jones, and SNAP to name a few. The combination of relevant content and ease of use has resulted in the site having over 50,000 user sessions each month growing on a monthly rate of 15% with the average user session length in excess of nine minutes.

The Company believes that this merger opportunity would enable the Company to build one of the world's leading "business development" vertical portals and be positioned as a "new-media" enterprise leveraging the "convergence" of digital information to execute its business strategy.

On July 27, 1999 the Company also announced that it has entered into discussions with Union Atlantic LC, a 4 year old management consulting firm that is a pioneer in "strategic outsourcing", to reverse merge into the Company.

Strategic outsourcing is a methodology by which public and private small to medium sized enterprises can cost effectively access the same management and financial resources that large companies typically have in-house, for the purpose of expediting corporate development. The firm's focus is on technology. Union Atlantic LC is currently affiliated with vFinance.com. Moreover, the Company's Managing Agent, Leoanrd J. Sokolow, is also President and a major shareholder in vFinance.com and Union Atlantic LC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF DEFICIENCY IN NET ASSETS AVAILABLE IN LIQUIDATION:

As a result of the Company's decision to liquidate certain assets, the Company began using the liquidation basis of accounting for the period beginning October 28, 1993. Therefore, for the period beginning October 28, 1993 assets have been adjusted to settlement amounts plus estimated liquidation costs. As of June 30, 1999 the net realizable value of the Company's assets were approximately $231 and its total liabilities were approximately $872,384. Therefore, it is highly unlikely that there will be any funds available for disbursement to unsecured creditors.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
None

ITEM 2. CHANGES IN SECURITIES
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. None

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.

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

                                             Peachtree FiberOptics, Inc.
                                             ---------------------------
                                                     (Registrant)

Date: August 13, 1999

                                             By: /s/ Leonard J. Sokolow
                                                 ---------------------------
                                                 LEONARD J. SOKOLOW
                                                 MANAGING AGENT