Form 10QSB
period 1999-09-30
PEACHTREE FIBEROPTICS INC /DE/
filed 1999-10-28
CIK 890285

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

                For the quarterly period ended September 30, 1999
                                               ------------------

                        Commission File Number 1-11454-03
                                               ----------

                           PEACHTREE FIBEROPTICS, INC.
                    ----------------------------------------
                      (Exact name of small business issuer
                          as specified in its charter)

Delaware                                                    58-1974423
-------------------------------                             -------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)


3300 PGA Blvd., Suite 810
Palm Beach Gardens, Florida                                 33410
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code: (305) 374-0282
                                                --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Peachtree FiberOptics, Inc. Common Stock, $0.01 par value, issued and outstanding as of September 30, 1999: 546,334

Transitional Small Business Disclosure Format (check one):
                  Yes [ ]         No [X]

                           PEACHTREE FIBEROPTICS, INC.

                                      INDEX

PART 1.           FINANCIAL INFORMATION                                                 PAGE
                                                                                        ----

Item 1.           Financial Statements (Unaudited)

                           Condensed Statements of Deficiency in Net Assets
                           Available in Liquidation                                       3

                           Condensed Statements of Changes in Deficiency in Net
                           Assets Available in Liquidation for the three months
                           ended September 30, 1999                                       4

                           Notes to Condensed Financial Statements                        5

Item 2. Management's Discussion and Analysis of Deficiency in Net Assets Available in Liquidation

PART II.          OTHER INFORMATION

SIGNATURES

                           PEACHTREE FIBEROPTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED STATEMENTS OF DEFICIENCY IN NET ASSETS
                            AVAILABLE IN LIQUIDATION
                               (LIQUIDATION BASIS)

                                                    September 30,  December 31,
                                                       1999           1998
                                                    -----------    -----------
                                                    (Unaudited)

Assets
  Cash                                              $   250,184    $       499
                                                    -----------    -----------
Total Assets                                        $   250,184    $       499
                                                    -----------    -----------

Liabilities
  Accounts Payable                                  $         0    $         0
  Accrued expenses                                       37,221         21,579
  Lease obligations                                           0              0
  Managing agent fee                                    112,500        775,000
  Note Payable to
     Related  Party                                      11,332          6,000
  Notes Payable                                          61,333         56,000
                                                    -----------    -----------
Total liabilities                                   $   222,386    $   858,579
                                                    -----------    -----------

Net deficiency in net assets available in
liquidation                                         $    27,798    $  (858,080)
                                                    -----------    -----------

Stockholders' deficiency in net assets

Common stock, $.01 par value; 20,000,000
shares authorized, 546,334 and 18,149 shares
issued and outstanding September 30, 1999
and December 31, 1998, respectively                 $     8,750    $         0

Additional paid-in capital                          $ 5,423,693    $ 3,536,710

Accumulated deficit                                 $(5,404,645)   $(4,394,790)
                                                    -----------    -----------

Net stockholders' excess (deficiency) in net
assets                                              $    27,798    $  (858,080)
                                                    ===========    ===========



SEE ACCOMPANYING NOTES.

                           PEACHTREE FIBEROPTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED STATEMENTS OF CHANGES IN DEFICIENCY IN
                       NET ASSETS AVAILABLE IN LIQUIDATION
              PERIOD FROM JANUARY 1, 1999 THOUGH SEPTEMBER 30, 1999
                                   (UNAUDITED)





Deficiency in net assets available in
 liquidation at January 1, 1999                                       $(858,080)

Changes in net assets available in liquidation attributed to:
  General and administrative expenses                                  (897,355)
  Managing Agent Fee                                                   (112,500)
  Capital Contributions                                                   2,947
  Exercise of Stock Options                                             450,500
  Stock Purchase                                                        250,000
  Common Stock Grant                                                    417,286
  Conversion of Accrued Managing Agent Fee to Equity                    775,000
                                                                      ---------
Excess in net assets available in liquidation at September 30, 1999   $  27,798
                                                                      =========

SEE ACCOMPANYING NOTES.

                           PEACHTREE FIBEROPTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999






NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the statement of deficiency in net assets available in liquidation and changes in deficiency in net assets available in liquidation at September 30, 1999 have been made. The statement of deficiency in net assets available in liquidation and changes in deficiency in net assets available in liquidation at September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the period ending December 31, 1998 and to the Company's quarterly reports on Form 10-QSB.

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

On October 27, 1993 the Company agreed to pay the Managing Agent $150,000 per year and issue Leonard J. Sokolow, the sole stockholder of the Managing Agent, 10% of the Company's outstanding common stock on a fully diluted basis. Payment of such compensation is contingent upon the Company obtaining sufficient capital through a private placement or a public offering and/or the completion of a merger or acquisition. Pursuant to such agreement, on February 28, 1994, and February 15, 1995, the Company issued Mr. Sokolow 287,288 and 71,044 shares, respectively, of the Company's Common Stock. This agreement was to have expired on October 26, 1995 but was extended for an additional three years and was to have expired on October 26, 1998. This agreement has been extended again until October 26, 1999. As of December 31, 1998 Management fees totaling $775,000 had been accrued by the Company and are due and payable by the Company to Genesis Partners, Inc. ("Genesis"). (See "Managing Agent Compensation"). The Company determined that in order to attract any viable financing and/or merger or acquisition opportunities it would need to satisfy such outstanding fees payable to Genesis without requiring any cash consideration. As a consequence, on March 18, 1999 the Company entered into a Debt Conversion Agreement with Genesis and Mr. Sokolow. The Debt Conversion Agreement provides that Genesis can covert in whole part $2.23 of such accrued fees for one share of common stock of the Company (the "Conversion Ratio") up to a maximum of $775,000 in accrued fees resulting in a maximum of 347,533 common shares of the Company to be issued to Genesis upon full conversion of such $775,000 in accrued fees. Genesis further agreed that, immediately preceding a merger, acquisition or financing by or of the Company ("Reorganization Event"), any and all accrued fees not then converted shall be automatically converted ("Full Conversion") in its entirety pursuant to the Conversion Ratio. Genesis and Mr. Sokolow also agreed to forgive, release and forever discharge the Company for any and all other debt that the Company has incurred or may incur to Mr. Sokolow and/or Genesis. Furthermore, immediately preceding a Reorganization Event and after the Full Conversion, Sokolow and Genesis have agreed to cancel the Management Agreement and forever forgive, release and forever discharge the Company from any and all obligations or fees which may be due under such Management Agreement. Upon execution of the Debt Conversion Agreement on March 18, 1999, Genesis converted $75,000 of the accrued fees pursuant to the Conversion Ratio into 33,696 shares of the Company's common stock.

On July 13, 1999, Genesis converted the balance of $700,000 into 314,489 shares of the Company's common stock. As of the date of this report no cash compensation has been paid to the Managing Agent and the Company has accrued as an outstanding obligation to the Managing Agent of $112,500 for the first, second, third, fourth, fifth and part of the sixth year fee, less amounts converted to common stock.

Mr. Sidney Levine has served as the Company's sole director since 1993. No board of director fees, meeting fees or fees of any kind or nature have been paid to Mr. Levine since 1993 in light of the fact that the Company did not have the capital. From time to time since 1993 Mr. Levine has also provided consulting services and business advice without any compensation or expense reimbursement. In recognition, of his service to the Company, the Company agreed on July 16,

1999, to pay to Mr. Levine 343,666 unregistered shares of its common stock. As such, the Company recognized $364,286 in compensation expense.

In consideration for legal services performed by the law firm of Atlas Perlman Trop and Borkson, the Company also agreed on July 16, 1999 to pay 50,000 unregistered shares of its common stock to its partners. As such, the Company recognized $53,000 in compensation expense.

Such shares which the Company has agreed to pay to Mr. Levine and to the partners of the law firm of Atlas Perlman Trop and Borkson are expected to be issued in the fourth calendar quarter of 1999.

On July 21, 1999 the Company announced that it has entered into discussions with vFinance.com (WWW.VFINANCE.COM) to merge into the Company. vFinance.com is one of the Internet's leading business development vertical portal or "vortal" attracting approximately 1.5 million "hits" per month representing over 25,000 monthly visitors from at least 50 countries.

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

On July 27, 1999 the Company also announced that it has entered into discussions with Union Atlantic LC, a 4 year old management consulting firm that is a pioneer in "strategic outsourcing", to merge into the Company.

Strategic outsourcing is a methodology by which public and private small to medium sized enterprises can cost effectively access the same management and financial resources that large companies typically have in-house, for the purpose of expediting corporate development. The firm's focus is on technology. Union Atlantic LC is currently affiliated with vFinance.com. Moreover, the Company's Managing Agent, Leonard J. Sokolow, is also President and a major shareholder in vFinance.com and Union Atlantic LC.

On August 16, 1999, the Company entered into a one (1) year Consulting Agreement with Stephen Krause and Timothy Mahoney ("Consultants") to assist the Company in identifying viable candidates with which the Company may merge and possible acquisition candidates. At the request of the Company, the Consultants have agreed to assist in the management of any such candidates. In consideration for their services, the Company has agreed to pay 40,000 unregistered shares of the Company's common stock to Stephen Krause and 40,000 unregistered shares of the Company's common stock to Timothy Mahoney. In August of 1999 40,000 of such unregistered shares were issued to Mr. Krause and 40,000 of such unregistered shares were issued to Mr. Mahoney. Mr. Mahoney is a major shareholder in vFinance.com and Union Atlantic LC.

As of August 27, 1999, the Company entered into a one (1) year Consulting Agreement with Stephen Krause ("Krause") to use Krause's skills in connection with the pending acquisition of vFinance.com and Union Atlantic LC. Krause shall undertake marketing, administrative and other executive duties to advance the corporate goals and interest of the Company, vFinance.com and Union Atlantic LC. Krause will develop marketing programs for the provision of their services and financial products and formulate distribution programs for their services and products. Krause will also assist in the development of their administrative infrastructure, recruitment of key personnel and the arrangement of professional consultants to the Company, vFinance.com and Union Atlantic LC. It is anticipated that Krause will spend at least 40 hours per month with respect to these activities. In consideration for such services, the Company has agreed to pay 345,000 unregistered shares of the Company's common stock to Krause. Such shares due to Mr. Krause are expected to be issued by the Company in the fourth calendar quarter of 1999. The Company recognized $450,000 in compensation expense with respect to the payment of these shares to Mr. Krause and Mr. Mahoney.

NOTE 3. BRIDGE FINANCING

On May 15, 1995, the Company obtained bridge financing in the aggregate amount of $50,000 from two investors, less a 10% fee paid to JW Charles Securities, Inc. for arranging the transaction. The Company used approximately $16,000 of the proceeds from this financing to pay professional fees and applied the remainder of the proceeds to meet operating expenses. In exchange for such financing, the Company issued a promissory note in the principal amount of $25,000 each to the two investors. Such notes bear interest at a rate of 10% per annum and became due upon the earlier of November 15, 1995 or the closing date of a firm commitment underwritten secondary public offering of the Company's securities. Such notes are currently in default and remain unpaid. On October 18, 1999 the holders of such notes agreed to convert such debt, including all accrued and unpaid principal and interest, into 75,000 unregistered shares of common stock of the Company.

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

The Company's Board of Directors and majority stockholder on March 18, 1999, approved and recommended that the Certificate of Incorporation be amended in order to effectuate a 1 for 197.44092 reverse stock split. The proposed amendment became effective in April 1999 upon the filing of the amendment with the Secretary of State of the State of Delaware. All shares have be retroactively restated to reflect such reverse stock split.

For an aggregate purchase price of $250,000, on September 27, 1999, the Company entered into a Stock Purchase Agreement with River Rapids LTD. ("Buyer") to sell to the Buyer (a) 100,000 shares of the Company's common stock; and (b) the "Option", as described herein below.

The Option gives the Buyer the right to purchase all but not less than all of the Option Shares, commencing on the "Funding", as defined herein below, and terminating at 5:00 P.M. (Miami, Florida time) on September 27, 2002 (the "Exercise Period"). The exercise price of the Option is (the "Option Exercise Price") is a follows:

300,000 common shares of Seller at $3.00 per share;
300,000 common shares of Seller at $4.00 per share; and 300,000 common shares of Seller at $5.00 per share

For purposes of this Option, "Funding" shall be defined as the date upon which
Seller: (i) has sold substantially all its business or otherwise merged with or been acquired by a third party; or (ii) has received on a cumulative basis net proceeds (net of cash commissions) from the sale of its capital stock (excluding the Shares purchased pursuant to Section 1.1) equal to or greater than $5,000,000 including any capital transaction, or series of capital transactions, from any source whatsoever. For purposes of this Option, the merger of vFinance.com and/or Union Atlantic LC into the Company shall not be considered a "Funding". In the event there is no Funding by Seller within 90 days from September 27, 1999, the Exercise Period shall terminate immediately and the Option shall be cancelled and shall be deemed null and void and of no further force and effect. In order to exercise the Option, the Option Exercise Price must be paid in full by wire transfer of immediately available funds to a bank designated by the Seller during the Exercise Period.


NOTE 4.  SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF DEFICIENCY IN NET ASSETS AVAILABLE IN LIQUIDATION:

As a result of the Company's decision to liquidate certain assets, the Company began using the liquidation basis of accounting for the period beginning October 28, 1993. Therefore, for the period beginning October 28, 1993 assets have been adjusted to settlement amounts plus estimated liquidation costs. As of September 30, 1999 the net realizable value of the Company's assets were approximately $250,184 and its total liabilities were approximately $222,386. Therefore, it is highly unlikely that there will be any funds available for disbursement to unsecured creditors.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. None

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Peachtree FiberOptics, Inc.
                                                      (Registrant)




Date: October 28, 1999

                                               By: /s/ Leonard J. Sokolow
                                                   -----------------------------
                                                   LEONARD J. SOKOLOW
                                                   MANAGING AGENT