Form 10QSB/A
period 1999-09-30
PEACHTREE FIBEROPTICS INC /DE/
filed 1999-11-19
CIK 890285

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                       Commission File Number 1-11454-03


                          Peachtree FiberOptics, Inc.
                      -------------------------------------
                      (Exact name of small business issuer
                          as specified in its charter)


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Peachtree FiberOptics, Inc. Common Stock, $0.01 par value, issued and outstanding as of September 30, 1999: 1,235,000

Transitional Small Business Disclosure Format (check one):

               Yes [ ]    No [X]

                          PEACHTREE FIBEROPTICS, INC.


                                     INDEX


                                                                                        PAGE
                                                                                        -----
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

Item 2. Management's Discussion and Analysis of Deficiency in Net Assets Available in Liquidation

PART II.          OTHER INFORMATION

SIGNATURES


                          PEACHTREE FIBEROPTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED STATEMENTS OF DEFICIENCY IN NET ASSETS
                            AVAILABLE IN LIQUIDATION
                              (LIQUIDATION BASIS)


                                                                              September 30,      December 31,
                                                                                  1999              1998
                                                                               -----------       -----------
                                                                               (Unaudited)
Assets
  Cash                                                                         $   250,184       $       499
                                                                               -----------       -----------
Total Assets                                                                   $   250,184       $       499
                                                                               -----------       -----------
Liabilities
  Accounts payable                                                             $         0       $         0
  Accrued expenses                                                                  37,221            21,579
  Lease obligations                                                                      0                 0
  Managing agent fee                                                               112,500           775,000
  Note Payable to
     Related Party                                                                  11,332             6,000
  Notes Payable                                                                     61,333            56,000
                                                                               -----------       -----------
Total liabilities                                                              $   222,386       $   858,579
                                                                               -----------       -----------
Net deficiency in net assets available in liquidation                          $    27,798       $  (858,080)
                                                                               -----------       -----------

Stockholders' deficiency in net assets

Common stock, $.01 par value; 20,000,000 shares authorized, 1,235,000 and
18,149 shares issued and outstanding September 30, 1999 and December 31,
1998, respectively                                                             $    12,350       $         0


Additional paid-in capital                                                     $ 5,420,093       $ 3,536,710
Unearned compensation                                                              (70,666)                0

Accumulated deficit                                                            $(5,333,979)      $(4,394,790)
                                                                               -----------       -----------
Net stockholders' excess (deficiency) in net assets                            $    27,798       $  (858,080)
                                                                               ===========       ===========



SEE ACCOMPANYING NOTES.

                          PEACHTREE FIBEROPTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED STATEMENTS OF CHANGES IN DEFICIENCY IN
                      NET ASSETS AVAILABLE IN LIQUIDATION
             PERIOD FROM JANUARY 1, 1999 THOUGH SEPTEMBER 30, 1999
                                  (UNAUDITED)



  Deficiency in net assets available in
   liquidation at January 1, 1999                                              $(858,080)

  Changes in net assets available in liquidation attributed to:
  Compensation Expense                                                          (797,119)
  General and administrative expenses                                            (29,597)
  Managing Agent Fee                                                            (112,500)
  Capital Contributions                                                            2,974
  Issuance of Stock to Consultants and Director                                  867,786
  Unearned Compensation                                                          (70,666)
  Stock Purchase                                                                 250,000
  Conversion of Accrued Managing Agent Fee to Equity                             775,000
                                                                               ---------
  Excess in net assets available in liquidation at September 30, 1999          $  27,798
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

On October 27, 1993 the Company agreed to pay the Managing Agent $150,000 per year and issue Leonard J. Sokolow, the sole stockholder of the Managing Agent, 10% of the Company's outstanding common stock on a fully diluted basis. Payment of such compensation is contingent upon the Company obtaining sufficient capital through a private placement or a public offering and/or the completion of a merger or acquisition. Pursuant to such agreement, on February 28, 1994, and February 15, 1995, the Company issued Mr. Sokolow 1,455 and 360 shares, respectively, of the Company's Common Stock. This agreement was to have expired on October 26, 1995 but was extended for an additional three years and was to have expired on October 26, 1998. This agreement has been extended again until October 26, 1999. As of December 31, 1998 Management fees totaling $775,000 had been accrued by the Company and are due and payable by the Company to Genesis Partners, Inc. ("Genesis"). (See "Managing Agent Compensation"). The Company determined that in order to attract any viable financing and/or merger or acquisition opportunities it would need to satisfy such outstanding fees payable to Genesis without requiring any cash consideration. As a consequence, on March 18, 1999 the Company entered into a Debt Conversion Agreement with Genesis and Mr. Sokolow. The Debt Conversion Agreement provides that Genesis can covert in whole part $2.23 of such accrued fees for one share of common stock of the Company (the "Conversion Ratio") up to a maximum of $775,000 in accrued fees resulting in a maximum of 350,000 common shares of the Company to be issued to Genesis upon full conversion of such $775,000 in accrued fees. Genesis further agreed that, immediately preceding a merger, acquisition or financing by or of the Company ("Reorganization Event"), any and all accrued fees not then converted shall be automatically converted ("Full Conversion") in its entirety pursuant to the Conversion Ratio. Genesis and Mr. Sokolow also agreed to forgive, release and forever discharge the Company for any and all other debt that the Company has incurred or may incur to Mr. Sokolow and/or Genesis. Furthermore, immediately preceding a Reorganization Event and after the Full Conversion, Sokolow and Genesis have agreed to cancel the Management Agreement and forever forgive, release and forever discharge the Company from any and all obligations or fees which may be due under such Management Agreement. Upon execution of the Debt Conversion Agreement on March 18, 1999, Genesis converted $75,000 of the accrued fees pursuant to the Conversion Ratio into 33,696 shares of the Company's common stock.

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

In consideration for legal services performed by the law firm of Atlas Perlman Trop and Borkson through September 30, 1999, the Company also agreed on July 16, 1999 to pay 50,000 unregistered shares of its common stock to its partners. As such, the Company recognized $53,000 in compensation expense.

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

On August 16, 1999, the Company entered into a one (1) year Consulting Agreement with Stephen Krause and Timothy Mahoney ("Consultants") to assist the Company in identifying viable candidates with which the Company may merge and possible acquisition candidates. At the request of the Company, the Consultants have agreed to assist in the management of any such candidates. In consideration for their services, the Company has agreed to pay 40,000 unregistered shares of the Company's common stock to Stephen Krause and 40,000 unregistered shares of the Company's common stock to Timothy Mahoney. In August of 1999 40,000 of such unregistered shares were issued to Mr. Krause and 40,000 of such unregistered shares were issued to Mr. Mahoney. The value of these grants totaled $84,800. The Company is amortizing this amount into expense over the term of such Agreement. As of September 30, 1999, the Company has recognized $14,134 in compensation expense. In addition to such shares the Company shall be obligated to pay to Consultants a fee for M&A transactions ("M&A Fees") involving a company they introduced to or identified for the Company. The formula for compensation shall be based on the Lehman Formula of:

           5% of the first one million dollars in gross transaction value; 4% of the next million dollars in gross transaction value; 3% of the next million dollars in gross transaction value; 2% of the next million dollars in gross transaction value; and 1% of the balance in gross transaction value over the first four million dollars.

Transaction value shall not include licensing, distribution or joint marketing contracts. Fees under the M&A relationship will be paid in cash or restricted common stock, at Peachtree's option. Mr. Mahoney is a major shareholder in vFinance.com and Union Atlantic LC.

As of August 27, 1999, the Company entered into a one (1) year Consulting Agreement with Stephen Krause ("Krause") in consideration of Krause's services to the Company since 1998 and based on the Company's desire to continue to use Krause's skills in connection with the pending acquisition of vFinance.com and Union Atlantic LC. Krause shall continue to undertake marketing, administrative and other executive duties to advance the corporate goals and interest of the Company, vFinance.com and Union Atlantic LC. Krause will continue to develop marketing programs for the provision of their services and financial products and formulate distribution programs for their services and products. Krause will also continue to assist in the development of their administrative infrastructure, recruitment of key personnel and the arrangement of professional consultants to the Company, vFinance.com and Union Atlantic LC. Krause has spent and it is anticipated that Krause will continue to spend at least 40 hours per month with respect to these activities. In recognition and consideration for such services provided to the Company prior to August 27, 1999, the Company has agreed to pay 345,000 unregistered shares of the Company's common stock to Krause. Furthermore in consideration for his services rendered after August 27, 1999, Krause agrees to accept the M&A Fees earned pursuant to the August 16, 1999 Consulting Agreement. The Company recognized $365,700 in compensation expense with respect to the payment of these shares to Mr. Krause.

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


                                                 Peachtree FiberOptics, Inc.
                                                           (Registrant)




Date: November 17, 1999
                                                 By: /s/ Leonard J. Sokolow
                                                     --------------------------
                                                     LEONARD J. SOKOLOW
                                                     MANAGING AGENT