Form 10KSB40
period 1999-12-31
VFINANCE COM
filed 2000-03-30
CIK 890285

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                      Commission File Number 1-11454-03

                               vFinance.com, Inc.
--------------------------------------------------------------------------------
          (Name of Small Business Issuer as specified in its charter)


           Delaware                                      58-1974423
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


  3300 PGA Boulevard, Suite 810
  Palm Beach Gardens, Florida 33410                      (305) 374-0282
----------------------------------------        --------------------------------
(Address of principal executive offices)        (The Company's telephone number,
                                                       including area code)

           Securities registered pursuant to Section 12(b) of the Act:


           TITLE OF CLASS                   NAME OF EXCHANGE ON WHICH REGISTERED
           --------------                   ------------------------------------
Common Stock, par value $0.01 per share             OTC Bulletin Board


        Securities registered pursuant to Section 12(g) of the Act: NONE

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant 's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the 1999 fiscal year were $1,502,427.

         The aggregate market value of the voting stock held by non-affiliates of the issuer on March 27, 2000, based upon the average bid and ask prices of such stock on that date was $17,541,860.44. The number of shares of Common Stock of the issuer outstanding as of March 27, 2000 was 9,109,400.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

     Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                                                   Page No.
                                                                                                   --------
INTRODUCTORY NOTE                                                                                      1

PART I.

Item 1.     Description of Business                                                                    2

Item 2.     Description of Property                                                                    6

Item 3.     Legal Proceedings                                                                          6

Item 4.     Submission of Matters to a Vote of Security Holders                                        6

PART II.

Item 5.     Market for Common Equity and Related Stockholder Matters                                   6

Item 6.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                  11

Item 7.     Financial Statements                                                                      13

Item 8.     Changes In and Disagreements With Accountants on Accounting and Financial
               Disclosure                                                                             37

PART III.

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act                                      37

Item 10.    Executive Compensation                                                                    39

Item 11.    Security Ownership of Certain Beneficial Owners and Management                            41

Item 12.    Certain Relationships and Related Transactions                                            42

Item 13.    Exhibits and Reports on Form 8-K                                                          44



Introductory Note


                         FORWARD-LOOKING STATEMENTS.


        In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("the Reform Act"), vFinance.com, Inc. (the "Company"), is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, identified through the use of words or phrases such as the Company or management "believes," "expects," "anticipates," "hopes," words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "estimated," "projection" and "outlook," and words of similar import) are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in the documents filed by the Company with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

        Such forward-looking statements involve estimates, assumptions, and uncertainties, and, accordingly, actual results differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following: (i) the Company's potential inability to recieve success fees as a result of transactions not being completed, (ii) a general decrease in merger and acquisition activities, (iii) increased competition from business development portals, management consultants and investment banks, (iv) technological changes, (v) the Company's potential inability to implement its growth strategy through acquisitions or joint ventures, and (vi) the Company's potential inability to secure additional debt or equity financing.

        Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or staements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it asses the impact of each such factor on the business or the extent to which and factor, or combination of factors, may cause actual results to differ materially from thos contained in any forward-looking statements.

ITEM 1.  Description of Business

THE COMPANY'S SERVICES

         The Company, vFinance.com, Inc., is a "new media" enterprise that provides business development tools, information, products and services to entrepreneurs and executives of small and medium sized companies to assist them in organizing and growing their businesses. The Company currently has two main business units, which correspond to its two wholly-owned subsidiaries. The first unit operates an Internet business development and venture capital portal vFinance.com, that helps to connect entrepreneurs and business executives with service providers who can assist with capital and advisory services. The second unit provides investment banking and management and technology consulting services to users of the Company's portal and to other third parties.

         The Company's business development vertical portal provides the small business executive or entrepreneur with access to financing sources, ancillary service providers and information about the venture capital industry in general. This activity is conducted through vFinance Holdings, Inc., a wholly-owned subsidiary. The web site is typically listed by search engines in the top five hits for relevant content. Unlike most of its competitors, the Company does not charge a commission or take a transaction fee for deals that are completed through the use of the site. Most of the vFinance site provides valuable information to the small business executive or entrepreneur free of charge. However, the Company does charge nominal fees for the use of proprietary search engines and premium services such as financial service listings and business plan listings. The combination of relevant content and ease of use has resulted in the site having over 150,000 user sessions each month. This rate is growing at approximately 12% per month, with the average user session lasting in excess of four minutes. The Company's business development vertical portal is located at www.vfinance.com. However, information on the Company's website is not incorporated herein by reference and should not be considered part of this Annual Report on Form 10-KSB

         The Company's other business unit, which is conducted through its subsidiary Union Atlantic LC, provides management consulting and investment banking services. Union Atlantic's management consulting business has been in operation for four years. Union Atlantic works with senior management in assessing market conditions, and taking an inventory of the client's assets (tangible and intangible) and its operational capabilities. Union Atlantic then identifies alternative strategies, establishes a process to build consensus and creates a strategy for effectively implementing change. All of this is formalized in a business case that serves as a tactical tool to ensure communication and consistency in planning and coordination of efforts.

         To augment Union Atlantic's consulting and investment banking services, on December 24, 1999, the Company entered into an agreement to acquire the membership interests in Pinnacle Capital Group, LC. The completion of the Company's acquisition of Pinnacle Capital Group, LC is subject to approval of the change of ownership by the National Association of Securities Dealers, Inc., which is currently pending. Pinnacle Capital Group, LC, a one-year old investment banking firm, is a licensed broker/dealer that extends Union

Atlantic's consulting practice into the healthcare field and provides a range of investment banking services with an emphasis on private placements and merger and acquisition advisory services. It also performs market research, valuations and fairness opinions.

BUSINESS STRATEGY

         The Company's strategy is to build one of the world's leading "business development" vertical portals and thereby be positioned as a "new media" enterprise leveraging the "convergence" of digital information to build a brand and create customers for the Company's vertical business units. The Company intends to use its Internet presence to acquire or partner with companies that provide business development products and services to the same target market. The Company believes that many of these businesses do not have the resources to effectively grow their business and therefore may be willing to be acquired by the Company at an attractive earnings multiple or to partner with the Company.

         The Company believes that the development of a vertical network of service providers for the small business executive and the entrepreneur market will attract additional customers to, and provide content for, its web site. The vFinance web site is also intended to generate business leads for each of the Company's business units.

         The Company is currently focusing on developing business units that fall within five categories: research services, media, educational services, marketplaces for goods and management consulting and investment banking services.

COMPETITION

         The Company experiences competition with respect to each of its business units. The market for our services is highly competitive. We face competition from a number of sources, including venture capital firms, investment banks, online markets and portals for start-up companies and venture investors, Internet incubator firms, Internet venture capital sites, international accounting firms, international and regional systems consulting and implementation firms, business development software firms, media outlets and marketing and communication firms. Many of our competitors have longer operating histories and significantly greater financial, technical and marketing resources and name recognition than vFinance. In addition, many of our competitors offer a wider range of services and financial products than vFinance does.

         The business development portal industry consists of two categories: websites that only provide links and articles about small business issues and websites that provide their own content. Portals that primarily contain links, rather than content, include: BizVillage, Business Week, EntrepreneurMag.com, MoneyHunter and Star-A-Business.com. Portals that provide content and services to our target market include: Merger Network, Vcapital and VentureOne, Venture Highway, The Venture Capital Marketplace, Venture Capital Unlimited and VCA Online.com. However, unlike the

Company, these portals typically charge membership or transaction fees. The Company competes with these portals by providing content and links without significant charges to the web site user. By developing its vertical business units, the Company hopes to derive revenue from web site users who utilize the services of our business units.

GOVERNMENT REGULATION

         REGULATION OF THE SECURITIES INDUSTRY AND BROKER-DEALERS. The Company's business is subject to extensive regulation applicable to the securities industry in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. Upon completion of the Pinnacle acquisition, the Company will have a broker-dealer unit that is registered as a broker-dealer with the SEC and in the states of California, Colorado, Connecticut, District of Columbia, Florida, Georgia, Illinois, Massachusetts, New Jersey, New Mexico, New York, North Carolina, Pennsylvania, Tennessee and Texas. This unit will also be a member of the NASD, a self-regulatory body to which all broker-dealers belong. The SEC, self-regulatory organizations, and state securities commissions may conduct administrative proceedings which can result in censure, fine, the issuance of cease-and-desist orders, or the suspension or expulsion of a broker-dealer, its officers, or employees. The SEC and self-regulatory organization rules cover many aspects of a broker-dealer's business, including capital structure and withdrawals, sales methods, trade practices among broker-dealers, use, and safekeeping of customers' funds and securities, record-keeping, the financing of customers' purchases, broker-dealer and employee registration, and the conduct of directors, officers, and employees.

         EFFECT OF NET CAPITAL REQUIREMENTS. As a registered broker-dealer and member of the NASD, the broker-dealer business unit that the Company is acquiring is subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Uniform Net Capital Rule specifies the minimum level of net capital a broker-dealer must maintain and also requires that a minimum amount of its assets be kept in relatively liquid form. If a broker-dealer engages in underwriting, their net capital requirements will significantly increase. As of December 31, 1999, Pinnacle was required to maintain minimum net capital of $5,000 and had total net capital of approximately $5,700. The SEC and the NASD impose rules that require notification when net capital falls below certain predefined criteria, dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer, and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the Uniform Net Capital Rule and NASD rules impose certain requirements that prohibit a broker-dealer from distributing or withdrawing capital and require prior notice to the SEC and the NASD for certain withdrawals of capital. Upon completion of the Pinnacle acquisition, these rules governing net capital and restrictions on withdrawals of funds could prevent the Company from meeting its financial obligations on a timely basis.

         APPLICATION OF SECURITIES ACT AND EXCHANGE ACT TO INTERNET BUSINESS. The Securities Act of 1933, as amended (the "Securities Act"), governs the offer and sale of securities. The Exchange Act governs, among other things, the operation of the securities markets and broker-dealers. When enacted, the Securities Act and the Exchange Act did not contemplate the conduct of a securities business through the Internet. Although the SEC, in releases and no-action letters, has provided guidance on various issues related to the offer and sale of securities and the conduct of a securities business through the Internet, the application of the laws to the conduct of a securities business through the Internet continues to evolve. Uncertainty regarding these issues may adversely affect the viability and profitability of the Company's business.

         CHANGES IN EXISTING LAWS AND RULES. Additional legislation or regulation, changes in existing laws and rules or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect the Company's mode of operation and profitability.

INTELLECTUAL PROPERTY

         The Company has applied for federal registration of the following marks:

                                  VFINANCE.COM
                                UNION ATLANTIC LC
                                   ANGELSEARCH

COMPANY HISTORY

        The Company was incorporated in the state of Delaware in February 1992 under the name Peachtree FiberOptics, Inc., primarily to engage in the production and sale of plastic optical fiber ("POF"). On October 27, 1993, the Company ceased all operations and subsequently sold certain assets relating to its machinery and POF operations. On November 8, 1999, the Company acquired vFinance Holdings, Inc., a Florida corporation, and Union Atlantic, LC, a Florida limited liability company, through a Share Exchange Agreement (the "Merger"). The Company received all of the capital stock of vFinance Holdings, Inc. and Union Atlantic, LC in exchange for a total of 6,955,000 shares (2,800,000 shares related to vFinance Holdings, Inc. and 4,155,000 related to Union Atlantic, LC) of its common stock. For accounting purposes, the acquisitions have been treated as a recapitalization (reverse acquisition) with vFinance Holdings, Inc and Union Atlantic, LC as the acquirors, as VFin and UAL were considered entities under common control. The Merger qualified as a tax-free exchange under section 351 of the Internal Revenue Code of 1986.

        On December 24, 1999, the Company entered into an agreement to acquire all of the outstanding membership interests of Pinnacle Capital Group, LC, a registered broker/dealer based in Miami, Florida. This acquisition has been substantially completed. On March 13, 2000, the Company amended its Certificate of Incorporation to change its name to vFinance.com, Inc., which the Company believes more accurately reflects the Company's current business.

EMPLOYEES

         At December 31, 1999 and March 27, 2000, the Company employed two persons and twelve persons, respectively, all of whom were full-time employees. Any future increase in the number of employees will depend upon growth of the Company's business.

RESEARCH AND DEVELOPMENT AND ENVIRONMENTAL MATTERS

         The Company did not incur any research and development expenses. The Company does not incur any significant costs or experience any significant effects as a result of compliance with federal, state and local environmental laws.

ITEM 2.  Properties

         Beginning January 2000, the Company began to lease approximately 1400 square feet of office space at 1401 Brickell Avenue, Miami, Florida 33131, at a monthly rate of $3,300, which lease expires in October 2003. In addition, beginning January 2000, the Company began to lease approximately 1600 square feet of office space at 1215 Hightower Trail, Building B, Suite 220, Atlanta, Georgia 30350, at a monthly rate of $2,317.66, which lease expires in February 2003. The Company pays no rent for its principal executive offices, which are located at 3300 PGA Blvd., Suite 810, Palm Beach Gardens, Florida.

         The Company considers its facilities to be reasonably insured and adequate for its foreseeable needs and believes that similar facilities are available in the Atlanta, Georgia and South Florida metropolitan areas at comparable rental rates.

ITEM 3.  Legal Proceedings

         There are no outstanding legal proceedings, claims or litigation against the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of stockholders during the fourth quarter of the Company's 1999 fiscal year.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS.

         The Company's common stock, par value $0.01 per share ("Common Stock"), is traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "VFIN."

         From October 8, 1992 through December 31, 1993, the Company's Common Stock and warrants were trading on the NASDAQ SmallCap Market under the symbols PFII and PFIIW, respectively, and on The Boston Stock Exchange under the symbols PFI and PFIW, respectively. In January 1994, the Common Stock and Warrants were de-listed from both exchanges. The Warrants expired in October 1995. From January 1994 until November 18, 1998, there was no public trading market for the Common Stock.

         The following table sets forth the high and low bid information for the Common Stock for the periods indicated below, as reported by the National Quotation Bureau during such periods:

                                                      High             Low
                                                      ----             ---
                  1999
                  ----
                  1st Quarter                       $17.78           $1.97
                  2nd Quarter                         9.88            0.02
                  3rd Quarter                         5.56            0.63
                  4th Quarter                         5.38            3.88

         The foregoing quotations supplied by the National Quotations Bureau reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         The Company is authorized to issue 25,000,000 shares of Common Stock, of which 9,109,400 shares were issued and outstanding as of March 27, 2000. The Company is authorized to issue up to 2,500,000 shares of preferred stock, none of which is currently issued and outstanding. The number of stockholders of record for the Common Stock as of March 6, 2000 was 194.

         The Company has not paid any cash dividends since inception, and it does not anticipate paying any cash dividend in the foreseeable future.

         The Company's transfer agent is North American Transfer Co., Freeport, New York 11520.

RECENT SALES OF UNREGISTERED SECURITIES

         Certain transactions discussed below relate to transactions consummated prior to November 8, 1999, the date of the Merger. Such disclosure is included to provide information for the legal acquirer in the Merger (Peachtree FiberOptics, Inc.). For accounting and financial reporting purposes the Merger has been treated as a recapitalization (reverse acquisition) with VFinance Holdings and Union Atlantic as the accounting acquirors.

         Pursuant to an Investor Relations/Consulting Agreement between the Company and EQUIS Capital Corp., dated December 1, 1999, the Company granted EQUIS options to purchase up to 30,000 shares of Common Stock, vesting over a six (6) month period at an exercise price ranging from $4.00 to $6.00 per share. The options were granted in consideration for certain financial consulting services to be provided by EQUIS to the Company and as such, will be amortized into expense over the term of such agreement based on the fair value of the options. The Company granted EQUIS certain piggyback and demand registration rights with respect to the shares of Common Stock underlying the options. The options issued to EQUIS were exempt from registration pursuant to Section 4(2) of the Securities Act.

         Pursuant to a Consulting Agreement between the Company and Stock Exposure, Inc., dated January 29, 2000, on March 1, 2000, the Company issued 10,000 shares of Common Stock to Stock Exposure, Inc. in consideration for certain consulting services to be provided by Stock Exposure, Inc. to the Company. The Company will recognize expense of $11,000 during the first quarter of 2000 based on the fair value of the stock. The shares issued to Stock Exposure, Inc. were exempt from registration pursuant to Section 4(2) of the Securities Act.

         On October 15, 1999, the Company issued to Sidney Levine, a former director, 343,666 shares of the Company's Common Stock in consideration for Mr. Levine's prior services as a director of the Company. The shares issued to Mr. Levine were exempt from registration pursuant to Section 4(2) of the Securities Act.

         On October 15, 1999, the Company issued to Stephen Krause 345,000 shares of Common Stock in consideration for certain consulting services provided by Mr. Krause to the Company prior to August 16, 1999 and pursuant to a consulting agreement dated August 16, 1999. The shares issued to Mr. Krause were exempt from registration pursuant to Section 4(2) of the Securities Act.

         As of March 27, 2000, there are options and warrants to purchase up to 1,695,000 shares of Common Stock held by Company's employees, consultants and employees and consultants of the Company's subsidiaries outstanding. Such options and warrants vest over a four year period and expire between 2002 and 2004. The per share exercise price ranges from $2.50 to $7.50. These options and warrants were exempt from registration pursuant to Section 4(2) of the Securities Act.

         On September 27, 1999, the Company entered into a Stock Purchase Agreement with River Rapids LTD, which was amended on December 22, 1999, whereby the

Company sold to River Rapids LTD 100,000 shares of Common Stock at $2.50 per share and granted River Rapids LTD an option to acquire 210,000 shares of Common Stock at an exercise price of $3.00 per share, 210,000 shares of Common Stock at an exercise price of $4.00 per share and 210,000 shares of Common Stock at an exercise price of $5.00 per share. Such options expire September 27, 2002. The Company granted River Rapids LTD certain piggyback and demand registration rights with respect to such shares of Common Stock and the Common Stock underlying such options. The shares and options issued to River Rapids LTD were exempt from registration pursuant to Section 4(2) of the Securities Act.

         On December 24, 1999, the Company entered into an agreement to acquire all of the membership interests of Pinnacle Capital Group, LC ("Pinnacle"), and pursuant to such agreement, also entered into an employment agreement with each of Steve Jacobs and Mauricio Borgonovo. The completion of this transaction is subject to the NASD's approval of the change of ownership of Pinnacle, which is currently pending. Pinnacle holds a broker/dealer license and is located in Miami, Florida. The consideration consisted of the issuance of stock purchase warrants to Messrs. Jacobs and Borgonovo giving such holders the right to purchase 10,000 shares of Common Stock at an exercise price of $2.50 per share. The warrants issued to Messrs. Jacobs and Borgonovo were exempt from registration pursuant to Section 4(2) of the Securities Act.

         On January 3, 2000, the Company acquired certain fixed and intangible assets from Steve Jacobs and Mauricio Borgonovo used in connection with the business operations of two former principals of Pinnacle. The consideration consisted of the issuance of stock purchase warrants giving the holders the right to purchase 190,000 shares of Common Stock at an exercise price of $2.50 per share. The warrants issued to Messrs. Jacobs and Borgonovo were exempt from registration pursuant to Section 4(2) of the Securities Act.

         On October 27, 1993 the Company agreed to pay to Genesis Partners, Inc. ("Genesis") as Managing Agent for the Company, $150,000 per year and to issue to Leonard J. Sokolow, the controlling stockholder of Genesis, 10% of the outstanding Common Stock on a fully diluted basis pursuant to a Management Agreement (the "Management Agreement"). Payment of such compensation was contingent upon the Company obtaining sufficient capital through a private placement or a public offering and/or the completion of a merger or acquisition. Pursuant to such agreement, on February 28, 1994, and February 15, 1995, the Company issued to Mr. Sokolow 287,288 and 71,044 shares, respectively, of Common Stock. This Management Agreement, as amended, expired on October 26, 1999. As of December 31, 1998, management fees totaling $775,000 had been accrued by the Company and were due and payable by the Company to Genesis. The Company determined that in order to attract any viable financing and/or merger or acquisition opportunities it would need to satisfy such outstanding fees payable to Genesis without requiring any cash consideration. As a consequence, on March 18, 1999 the Company entered into a Debt Conversion Agreement with Genesis and Mr. Sokolow. The Debt Conversion Agreement provided that Genesis could convert in whole or in part $2.23 of such accrued fees for one share of Common Stock (the "Conversion Ratio"), up to a maximum of $775,000 in accrued fees, which would result in a maximum of 348,185 shares of Common Stock issued to Genesis upon full conversion of such $775,000 in accrued fees. Genesis further agreed that, immediately preceding a merger, acquisition or financing by or of the Company ("Reorganization Event"), any and all accrued fees not then converted would be automatically converted ("Full Conversion") in their entirety pursuant to the Conversion Ratio. Genesis and Mr. Sokolow also agreed to forgive, release and forever discharge the Company for any and all other debt that the Company incurred or may incur to Mr. Sokolow and/or Genesis with respect to such Management Agreement including the management fee accrued subsequent to December 31, 1998 through October 26, 1999, the expiration date of the Management Agreement. Furthermore, immediately preceding a Reorganization Event and after the Full Conversion, Mr. Sokolow and Genesis agreed to cancel the Management Agreement and forever forgive, release and forever discharge the Company from any and all obligations or fees which may be due under such Management Agreement. Upon execution of the Debt Conversion Agreement on March 18, 1999, Genesis converted $75,000 of the accrued fees pursuant to the Conversion Ratio into 33,696 shares of the Company's Common Stock. On July 13, 1999, Genesis converted the balance of $700,000 into 314,489 shares of the Company's Common Stock. The securities issued to Genesis and Mr. Sokolow were exempt from registration pursuant to Section 4(2) of the Securities Act.

         On May 15, 1995, the Company obtained bridge financing in the aggregate amount of $50,000 from two investors. In exchange for such financing, the Company issued a promissory note in the principal amount of $25,000 each to the two investors, bearing interest at 10% per annum. On October 18, 1999, the holders of the notes converted such debt, including all accrued and unpaid principal and interest, into 75,000 unregistered shares of Common Stock. The shares issued to these investors were exempt from registration pursuant to
Section 4(2) of the Securities Act.

         In October 1998 and May 1999, Mr. Sokolow and another investor each provided $6,000 and $5,332 bridge loans to the Company. The Company used these proceeds to pay professional fees and operating expenses. In exchange for such financing, the Company issued promissory notes in the principal amount of $6,000 and $5,332 each to Mr. Sokolow and the investor. Such notes bear interest at the rate of 10% per annum and are due and payable upon the merger of the Company with, or acquisition of, another company or business. The notes to Mr. Sokolow have been repaid. The notes to the other investor are still outstanding. The notes issued to Mr. Sokolow and the investor were exempt from registration pursuant to Section 4(2) of the Securities Act.

         On August 16, 1999, the Company entered into a one (1) year Consulting Agreement with Stephen Krause and Timothy Mahoney ("Consultants") to assist the Company in identifying viable candidates with which the Company may merge and possible acquisition candidates. At the request of the Company, the Consultants agreed to assist in the management of any such candidates. In consideration for their services, in August 1999, the Company issued 40,000 unregistered shares of Common Stock to Stephen Krause and 40,000 unregistered shares of the Common Stock to Timothy Mahoney. Subsequent to such issuance, on November 8, 1999, Mr. Mahoney became the Chairman, Chief Operating Officer and a principal shareholder of the Company. The shares issued to the Consultants were exempt from registration pursuant to Section 4(2) of the Securities Act.

        As a result of the transactions discussed above, the Company had stock options and stock purchase warrants outstanding to purchase 1,665,000 shares of common stock at March 27, 2000.

        Union Atlantic, LC manages, through a subsidiary, an offshore venture capital fund (the "Fund"). The Fund's investors include Messrs. Sokolow and Mahoney, whose aggregate ownership in the Fund represents less than 10% of such Fund. In April 1998, the Fund loaned the Company $25,000. The note did not bear interest and did not have a specified due date. On December 31, 1999, the Company converted the outstanding balance of $25,000 into 8,400 shares of Common Stock at an effective per share price of $2.98, in accordance with the terms of a conversion agreement. The market value of the stock on the date of issuance was $4.19 per share. Messrs. Sokolow and Mahoney disclaim any beneficial interest in such 8,400 shares of Common Stock received by the Fund. The shares were exempt from registration under Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

STATEMENTS OF OPERATIONS

The Company earns revenue from consulting fees and success fees related to providing corporations and high net worth individuals with management and access to capital resources for the purpose of expediting corporate development. Consulting fees are billed to clients based primarily on agreed upon monthly fees. Success fees are agreed upon amounts based on the percentage of the total value of a transaction and are contingent on the successful completion of a specified transaction. Consulting fees are deferred when received and recognized when services are rendered, generally over the life of an agreement. Success fees are recognized when earned, per the terms of the contracts.

The Company also sells two types of memberships to its web site, vFinance.com:
(i) one-year memberships to venture capital vendors who are interested in providing services to other companies or individuals; and (ii) three-month memberships to entrepreneurs who have new business ideas to sell. The sale of each type of membership is recorded as deferred revenue and amortized over the life of the membership. Fees related to such memberships aggregated $20,174 and $8,057 for the years ended December 31, 1999 and 1998, respectively, and are included in other fees on the consolidated statements of income.

Operating revenues were $1,502,427 for the year ended December 31, 1999 compared to $1,716,997 for the year ended December 31, 1998, a decrease of $214,570 or 12%. The decrease was primarily a result of lower success fee revenue generated by the Company of $326,500 offset by increased consulting revenue of $99,813. Success fees were lower than the prior year due to fewer completed transactions with success fee arrangements. Management expects to close more business transactions which will generate higher success fees in the future.

Cost of revenues was $187,540 for the year ended December 31, 1999, compared to $536,669 for the year ended December 31, 1998, a decrease of $349,129. Cost of revenues decreased as a result of the decrease in success fees earned during the year ended December 31, 1999.

General and administrative expenses were $346,260 for the year ended December 31, 1999, compared to $148,090 for the year ended December 31, 1998, an increase of $198,170. The increase was primarily due to an increase in payroll of approximately $63,700 and an increase in legal and accounting fees.

The provision for bad debts was $283,110 for the year ended December 31, 1999, compared to $231,568 for the year ended December 31, 1998, an increase of $51,542. The Company provides for credit losses at the time it believes accounts receivable may not be collectible. Such evaluation is made and recorded on a monthly basis. Credit losses have not exceeded management's expectations.

Amortization of non-cash deferred compensation aggregating $36,633 for the year ended December 31, 1999, relates to the deferred compensation recorded in connection with stock options granted to employees at prices less than fair value and common stock grants. Compensation expense is being recognized over the vesting period of the related stock options.

Interest expense aggregating $2,000 for the year ended December 31, 1998 relates to debt that was outstanding during the year ended December 31, 1998. Interest income aggregating $1,158 for the year ended December 31, 1999 relates to amounts earned with respect to the Company's cash and cash equivalents.

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "ACCOUNTING FOR INCOME TAXES." Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Prior to the Merger, Union Atlantic, LC was a Florida limited liability company and reported income for federal income tax purposes as a partnership under the Internal Revenue Code. As a result, the individual partners were taxed on the income of the Company for federal and state income tax purposes. Prior to 1998, the State of Florida did not recognize limited liability company status, and the Company recorded a state income tax provision, including providing for deferred income taxes based on the differences between the tax bases and the financial reporting basis of certain assets and liabilities. During 1998, the State of Florida retroactively changed its laws to recognize limited liability company status. Thus, the Company eliminated its deferred income taxes and recognized such amounts in the statements of income.

The accompanying financial statements reflect an additional provision for federal income taxes on a pro forma basis as if Union Atlantic, LC were liable for federal income taxes as a taxable entity for the year ended December 31, 1998 and for the period from January 1, 1999 through November 8, 1999 (date of Merger).

LIQUIDITY AND CAPITAL RESOURCES

The Company had $228,484 of cash and cash equivalents at December 31, 1999. For the year ended December 31, 1999, cash provided by operating activities was $837,630 compared to cash provided by operating activities of $724,838 for the year ended December 31, 1998. Cash provided from operations related primarily to net income in each year. Net cash provided by investing activities was $226,735 for the year ended December 31, 1999 compared to net cash used in investing activities of $108,354 for the year ended December 31, 1998. On November 8, 1999, the Company (formerly Peachtree FiberOptics, Inc.) entered into a Share Exchange Agreement providing for the acquisition of vFinance Holdings, Inc. and Union Atlantic, LC. In connection with such transaction, the Company obtained $224,121 of cash. In 1998, the Company acquired internal use software for approximately $104,700. Net cash used in financing activities was $845,366 for the year ended December 31, 1999 compared to $647,932 for the year ended December 31, 1998. Such uses primarily related to cash distributions aggregating $870,000 and $797,932 during the years ended December 31, 1999 and 1998 to the former partners of Union Atlantic, LC prior to the Merger on November 8, 1999.

The Company anticipates that it will need additional debt or equity financing in order to carry out its business strategy. Such strategy may be financed by bank borrowings, public offerings, or private placements of equity or debt securities, or a combination of the foregoing.

The Company does not have any material commitments for capital expenditures.

The Company's operations are not affected by seasonal fluctuations, however, they are to some extent reliant on the continuation of mergers and acquisitions and related financings in the entrepreneurial marketplace.

The Company does not believe its operations have been materially affected by inflation.

Item 7. Financial Staements.

                        Consolidated Financial Statements

                               vFinance.com, Inc.
                     (formerly Peachtree FiberOptics, Inc.)

                 AS OF DECEMBER 31, 1999 AND FOR THE YEARS ENDED
                           DECEMBER 31, 1998 AND 1999
                       WITH REPORT OF INDEPENDENT AUDITORS
                               vFinance.com, Inc.
                     (formerly Peachtree FiberOptics, Inc.)

                        Consolidated Financial Statements


                 As of December 31, 1999 and for the Years ended
                           December 31, 1998 and 1999




                                    CONTENTS

Report of Independent Auditors........................................................................14

Audited Financial Statements

Consolidated Balance Sheet............................................................................15
Consolidated Statements of Income ....................................................................16
Consolidated Statements of Shareholders' Equity.......................................................17
Consolidated Statements of Cash Flows.................................................................18
Notes to Consolidated Financial Statements............................................................19




                         Report of Independent Auditors


Board of Directors
vFinance.com, Inc.

We have audited the accompanying consolidated balance sheet of vFinance.com, Inc. (formerly Peachtree FiberOptics, Inc.) as of December 31, 1999 and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of vFinance.com, Inc. at December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

                                                  /s/ Ernst & Young LLP
Atlanta, Georgia
March 10, 2000
                               vFinance.com, Inc.
                     (formerly Peachtree FiberOptics, Inc.)

                           Consolidated Balance Sheet

                                                               December 31,
                                                                   1999
                                                               -----------
ASSETS
Current assets:
   Cash and cash equivalents                                   $   228,484
   Accounts receivable                                             233,306
   Other assets                                                      2,150
                                                               -----------
Total current assets                                               463,940

Equipment, at cost
   Computer equipment                                                6,576
   Internal use software                                           104,164
                                                               -----------
                                                                   110,740
   Less accumulated depreciation                                   (89,061)
                                                               -----------
Net equipment                                                       21,679

Goodwill                                                            35,000
                                                               -----------
Total assets                                                   $   520,619
                                                               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $   103,445
   Accrued expenses                                                 75,061
   Deferred revenue                                                  7,063
   Distribution payable to Primary Shareholders                    172,586
   Advanced client costs due to Primary Shareholders                18,261
   Advanced client costs                                            17,101
                                                               -----------
Total current liabilities                                          393,517

Shareholders' equity:
   Common stock, $0.01 par value, 20,000,000 shares
     authorized; 9,099,400 shares issued and outstanding            90,994
   Additional paid-in capital                                    5,097,410
   Deferred compensation                                        (4,760,452)
   Accumulated deficit                                            (300,850)
                                                               -----------
Total shareholders' equity                                         127,102
                                                               -----------
Total liabilities and shareholders' equity                     $   520,619
                                                               ===========



SEE ACCOMPANYING NOTES
                               vFinance.com, Inc.
                     (formerly Peachtree FiberOptics, Inc.)

                        Consolidated Statements of Income


                                                                       Years Ended December 31
                                                                    ----------------------------
                                                                        1998             1999
                                                                    -----------       ----------
Revenues:
   Success fees                                                     $   333,500       $    7,000
   Consulting fees                                                    1,375,440        1,475,253
   Other fees                                                             8,057           20,174
                                                                    -----------       ----------
Total revenues                                                        1,716,997        1,502,427

Cost of revenues                                                        536,669          187,540
                                                                    -----------       ----------
Gross profit                                                          1,180,328        1,314,887

General and administrative expenses                                     148,090          346,260
Provision for bad debts                                                 231,568          283,110
Amortization of non-cash deferred compensation                               --           36,633
                                                                    -----------       ----------
Operating income                                                        800,670          648,884

Interest (expense) income                                                (2,000)           1,158
Provision for state income taxes                                          1,925               --
                                                                    ===========       ==========
Net income                                                          $   796,745       $  650,042
                                                                    ===========       ==========

Pro forma provision for federal income taxes                            299,011          297,914
                                                                    -----------       ----------

Pro forma net income                                                $   497,734       $  352,128
                                                                    ===========       ==========

Pro forma earnings per share:
    Basic                                                           $      0.07       $     0.05
                                                                    ===========       ==========

    Weighted average number of common shares used in computing
     basic earnings per share                                         6,678,836        7,254,638
                                                                    ===========       ==========

    Diluted                                                         $      0.07       $     0.05
                                                                    ===========       ==========

    Weighted average number of common shares used
       in computing diluted earnings per share                        6,678,836        7,284,026
                                                                    ===========       ==========



SEE ACCOMPANYING NOTES.

                               vFinance.com, Inc.
                     (formerly Peachtree FiberOptics, Inc.)

                 Consolidated Statements of Shareholders' Equity

                                                                                                      Retained
                                                  Common Stock         Additional                     Earnings            Total
                                              --------------------      Paid-in       Deferred      (Accumulated      Shareholders'
                                               Shares      Amount       Capital     Compensation       Deficit)          Equity
                                              ---------    -------    -----------   ------------    -------------     -----------
Balances at January 1, 1998                   4,155,000    $41,550    $   (35,550)    $        --     $    92,881     $    98,881
   Issuance of 1,500,000 shares of common
     stock in connection with asset
     purchase                                 1,500,000     15,000         59,634              --              --          74,634
   Capital contribution to VFinance
     Holdings, Inc.                                  --         --         75,000              --              --          75,000
   Retroactive recapitalization of VFinance
     Holdings, Inc. in connection with
     reverse acquisition                      1,300,000     13,000        (13,000)             --              --              --
   Distributions to UAL Partners                     --         --             --              --        (797,932)       (797,932)
   Net income                                        --         --             --              --         796,745         796,745
                                              ---------    -------    -----------     -----------     -----------     -----------
Balances at December  31, 1998                6,955,000     69,550         86,084              --          91,694         247,328
   Merger with Peachtree FiberOptics, Inc.    1,362,500     13,625        210,496         (63,600)             --         160,521
   Distributions to UAL Partners                     --         --             --              --      (1,042,586)     (1,042,586)
   Conversion of related party debt               8,400         84         35,080              --              --          35,164
   Issuance of common shares under the
     restricted stock performance plan          773,500      7,735      3,821,090      (3,828,825)             --              --
   Warrants issued in connection with
     acquisition of Pinnacle Capital
     Group, LC                                       --         --         40,000              --              --          40,000
   Change in per share fair value of
     common shares under restricted
     stock performance plan                          --         --        587,860        (587,860)             --              --
   Issuance of stock options and stock
     purchase warrants                               --         --        316,800        (316,800)             --              --
   Amortization of deferred compensation             --         --             --          36,633              --          36,633
   Net income                                        --         --             --              --         650,042         650,042
                                              ---------    -------    -----------     -----------     -----------     -----------
Balances at December 31, 1999                 9,099,400    $90,994    $ 5,097,410     $(4,760,452)    $  (300,850)    $   127,102
                                              =========    =======    ===========     ===========     ===========     ===========


SEE ACCOMPANYING NOTES.

                               vFinance.com, Inc.
                     (formerly Peachtree FiberOptics, Inc.)

                      Consolidated Statements of Cash Flows


                                                                   Years Ended December 31
                                                                 -------------------------
                                                                    1998            1999
                                                                 ---------       ---------
OPERATING ACTIVITIES
Net income                                                       $ 796,745       $ 650,042
Adjustments to reconcile net income to net cash provided by
   operating activities:
       Depreciation and amortization                                35,303          63,424
       Amortization of deferred compensation                            --         (36,633)
       Non-cash stock compensation expense                              --          10,164
       Deferred income taxes                                         1,925              --
       Changes in assets and liabilities:
         Accounts receivable                                       (95,671)         10,871
         Income taxes receivable                                    (2,325)          7,312
         Other assets                                                   --          (2,150)
         Accounts payable                                            6,925          70,070
         Accrued expenses                                               --          75,061
         Advanced client costs                                      13,141         (13,799)
         Deferred revenue                                          (31,205)          3,268
                                                                 ---------       ---------
Net cash provided by operating activities                          724,838         837,630

INVESTING ACTIVITIES
Purchases of equipment                                            (108,354)         (2,386)
Cash acquired in connection with purchase of a business                 --           5,000
Cash acquired in reverse acquisition of Peachtree
     FiberOptics, Inc.                                                  --         224,121
                                                                 ---------       ---------
Net cash (used in) provided by investing activities               (108,354)        226,735

FINANCING ACTIVITIES
Issuance of note payable                                            50,000              --
Repayment of note payable                                               --         (25,000)
Proceeds from issuance of common stock                              25,000          49,634
Capital contribution                                                75,000              --
Distributions to partners                                         (797,932)       (870,000)
                                                                 ---------       ---------
Net cash used in financing activities                             (647,932)       (845,366)

Increase (decrease) in cash and cash equivalents                   (31,448)        218,999
Cash and cash equivalents at beginning of year                      40,933           9,485
                                                                 ---------       ---------

Cash and cash equivalents at end of year                         $   9,485       $ 228,484
                                                                 =========       =========

Interest paid                                                    $   2,000       $      --
                                                                 =========       =========



SEE ACCOMPANYING NOTES
                               vFinance.com, Inc.
                     (formerly Peachtree FiberOptics, Inc.)
                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

1.    SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

DESCRIPTION OF BUSINESS

vFinance.com, Inc. ("the Company") (formerly Peachtree FiberOptics, Inc.), through its wholly owned subsidiaries VFinance Holdings, Inc. and Union Atlantic LC, is a "new-media" enterprise focused on providing business development tools and information, primarily to companies throughout the United States.

vFinance Holdings, Inc. ("VFin") consists of a venture capital vertical portal website focused on providing business development tools, information, products and services to assist entrepreneurs and executives of small and medium sized enterprises to organize and grow their businesses.

Union Atlantic LC ("Union Atlantic" or "UAL) is a management consulting firm which provides corporations and high net worth individuals with management and access to capital resources for the purpose of expediting corporate development. UAL specializes in the technology industry. UAL had managed an offshore venture capital fund which was partially owned by certain members of the Company's senior management team. Such fund is inactive.

On November 8, 1999, Peachtree FiberOptics entered into a Share Exchange Agreement providing for the acquisition of VFin and UAL (the "Merger"). Peachtree FiberOptics, Inc. exchanged 2,800,000 shares of its common stock for all of the outstanding shares of VFin and 4,155,000 shares of its common stock for all outstanding membership interests in UAL. For accounting purposes, the acquisitions have been treated as a recapitalization (reverse acquisition) with VFin and UAL as the acquirors. VFin and UAL were considered entities under common control prior to the Merger. The Merger qualified as a tax-free exchange under section 351 of the Internal Revenue Code of 1986.

                               vFinance.com, Inc.
                     (formerly Peachtree FiberOptics, Inc.)
             Notes to Consolidated Financial Statements (continued)

                           December 31, 1998 and 1999



1.    SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)

DESCRIPTION OF BUSINESS (continued)

The historical financial statements prior to November 8, 1999, are the combined statements of VFin and UAL. Unaudited pro forma information giving effect to the Merger as if it occurred on January 1, 1998 is as follows:

                                                       Years Ended December 31
                                                    ---------------------------
                                                       1998             1999
                                                    ----------      -----------
Revenues                                            $1,716,997      $ 1,502,427
Net income (loss)                                      435,226         (462,000)
Basic earnings (loss) per share                     $     0.07      $     (0.06)
Weighted average shares outstanding used in
   computing basic earnings (loss) per share         6,678,836        7,254,638
Diluted earnings (loss) per share                   $     0.07      $     (0.06)
Weighted average shares outstanding used in
   computing diluted earnings (loss) per share       6,678,836        7,254,638



(1) Includes approximately $809,000 of non-cash compensation expense related to amounts recorded on Peachtree FiberOptics, Inc.'s statement of operations prior to November 8, 1999.

REVENUE RECOGNITION

UAL earns revenue from consulting fees and success fees. Consulting fees are deferred when received and recognized when services are rendered, generally over the life of an agreement. Success fees are agreed upon amounts based on the percentage of the total value of a transaction and are contingent on the successful completion of a specified transaction. These fees are recognized when earned, per the terms of the contracts. UAL does not require collateral from its customers. UAL's revenues are not concentrated in any particular region of the country or with any individual or group.

                               vFinance.com, Inc.
                     (formerly Peachtree FiberOptics, Inc.)
             Notes to Consolidated Financial Statements (continued)

                           December 31, 1998 and 1999



1.    SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)

REVENUE RECOGNITION (CONTINUED)

UAL periodically receives equity instruments and warrants from companies for which it performs services, in addition to the cash paid for such services. Primarily all of the equity instruments are in private companies with no readily available market value. Equity interests and warrants for which there is not a public market are valued based on factors such as significant equity financing by sophisticated, unrelated new investors, a history of positive cash flow from operations, the market value of comparable publicly traded companies (discounted for illiquidity) and other pertinent factors. Management also considers recent offers to purchase a portfolio company's securities and the filings of registration statements in connection with a portfolio company's initial public offering when valuing warrants. During the years ended December 31, 1998 and 1999, the Company received equity investments from three and one companies, respectively. Due to the factors indicated above, no revenue was recognized in connection with the receipt of equity instruments in the years ended December 31, 1998 and 1999. Prior to the Merger, upon receipt of such equity instruments all such instruments were immediately distributed to the UAL partners, in accordance with the distribution terms of the UAL Operating Agreement. Subsequent to the Merger no such equity instruments were received.

For equity instruments and warrants received in public companies, the Company recognizes revenue equal to the fair value on the date of receipt, discounted for any defined restrictions on the equity instruments or warrants. During 1999, but prior to the Merger, $17,312 of revenue was recognized by UAL in connection with equity instruments received from public companies. Such instruments were distributed to UAL's shareholders upon receipt.

At December 31, 1999, certain transactions in process may result in UAL receiving equity instruments as discussed above. In such event, the Company will record revenues related to the receipt of such equity instruments at fair value. In addition, the Company would also record compensation expense at fair value related to the distribution of some or all of such equity instruments to employees or independent contractors involved with the related transaction.

                               vFinance.com, Inc.
                     (formerly Peachtree FiberOptics, Inc.)
             Notes to Consolidated Financial Statements (continued)

                           December 31, 1998 and 1999



1.    SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)

REVENUE RECOGNITION (CONTINUED)

VFin sells two types of memberships to its website: (i) one year memberships to venture capital vendors, who are interested in providing services to other companies or individuals; and (ii) three-month memberships to entrepreneurs who have new business ideas to sell. The sale of each type of membership is recorded as deferred revenue and amortized over the life of the membership. VFin's revenues are not concentrated in any particular region of the country or with any individual or group. Fees related to such memberships are included in "other fees" in the statements of income for the years ended December 31, 1998 and 1999.

Primarily all membership sales are consummated using an on-line credit card processing service, which performs routine credit verification. VFin does not require collateral and receives payment directly from the credit card company. Thus, there is potential for credit losses. Credit losses aggregated $4,465 for the year ended December 31, 1998. There were no credit losses for the year ended December 31, 1999.

HTM Logic was the original owner and designer of the vFinance.com website prior to VFin's acquisition of such website and maintains a legend on the website indicating as such. The terms of the purchase agreement related to VFin's acquisition of the website provided that VFin would receive a referral fee equal to 25% of all income earned by HTM Logic from business generated as a result of the website legend. No such revenue was earned by VFin for the years ended December 31, 1998 and 1999.

                               vFinance.com, Inc.
                     (formerly Peachtree FiberOptics, Inc.)
             Notes to Consolidated Financial Statements (continued)

                           December 31, 1998 and 1999



1.    SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)

BASIS OF PRESENTATION

The consolidated balance sheet includes the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts have been eliminated in consolidation. References to the statement of income for the year ended December 31, 1998 in the financial statements and the notes thereto include the results of operations of UAL for the year ended December 31, 1998 and the results of operations of VFin for the period from inception (February 5, 1998) through December 31, 1998. The statement of income for the year ended December 31, 1999 includes the results of operations of UAL and VFin for the year ended December 31, 1999 and the results of operations of Peachtree FiberOptics, Inc. for the period from November 8, 1999 (date of Merger) through December 31, 1999.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results may differ from those estimates, and such differences may be material to the financial statements.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Total advertising expense amounted to $11,736 and $3,539 for the years ended December 31, 1998 and 1999, respectively.

                               vFinance.com, Inc.
                     (formerly Peachtree FiberOptics, Inc.)
             Notes to Consolidated Financial Statements (continued)

                           December 31, 1998 and 1999



1.    SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)

STOCK BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations in accounting for its employee stock options and stock purchase warrants because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION ("SFAS 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant no compensation expense is recognized.

FINANCIAL INSTRUMENTS

The fair value of the Company's financial instruments, which includes cash and cash equivalents, accounts receivable, accrued expenses, notes payable and advanced client costs approximates their carrying values.

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash with high quality financial institutions.

EQUIPMENT AND INTANGIBLE ASSETS

Equipment is stated on the basis of cost less accumulated depreciation and consists primarily of computer equipment and internal use software. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, 2-3 years, for financial reporting purposes.

                               vFinance.com, Inc.
                     (formerly Peachtree FiberOptics, Inc.)
             Notes to Consolidated Financial Statements (continued)

                           December 31, 1998 and 1999



1.    SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)

EQUIPMENT AND INTANGIBLE ASSETS (continued)

The carrying values of intangible assets as well as other long-lived assets are reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the assets will not be recoverable, as determined based on the undiscounted estimated cash flows of the Company over the remaining amortization period, the Company's carrying values of the assets would be reduced to their estimated fair values.

INCOME TAXES

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "ACCOUNTING FOR INCOME TAXES". Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Prior to the Merger, UAL was a Florida limited liability company and reported income for federal income tax purposes as a partnership under the Internal Revenue Code. As a result, the individual partners were taxed on the income of the Company for federal and state income tax purposes. Prior to 1998, the State of Florida did not recognize limited liability company status, and the Company recorded a state income tax provision, including providing for deferred income taxes based on the differences between the tax basis and the financial reporting basis of certain assets and liabilities. During 1998, the State of Florida retroactively changed its laws to recognize limited liability company status. Thus, the Company eliminated its deferred income taxes and recognized such amounts in the statements of income.

The accompanying financial statements reflect an additional provision for federal income taxes on a pro forma basis as if UAL were liable for federal income taxes as a taxable entity for the year ended December 31, 1998 and for the period from January 1, 1999 through November 8, 1999 (date of Merger).

                               vFinance.com, Inc.
                     (formerly Peachtree FiberOptics, Inc.)
             Notes to Consolidated Financial Statements (continued)

                           December 31, 1998 and 1999



1.    SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)

DISTRIBUTIONS TO UAL PARTNERS

Prior to the Merger, UAL made frequent cash distributions to its partners based on cash flow availability. These distributions were occasionally in the form of accounts receivable collected by the partners. In order to maintain equity balances approximately equal to the original percentages set forth in the UAL Operating Agreement, UAL periodically made non-cash adjustments to the equity accounts, upon the consent of the partners. Prior to the Merger, UAL declared distributions payable to two of its three partners equal to substantially all of UAL's retained earnings. At December 31, 1999, distributions payable aggregating $172,586 were owed to the former UAL partners.

STATEMENT OF CASH FLOWS

Non cash items affecting the Statement of Cash Flows are as follows:

                                                                       1998            1999
                                                                    ----------      ----------
Retroactive recapitalization of VFinance Holdings, Inc. due to
  reverse acquisition                                               $   13,000      $       --
Deferred compensation recorded in connection with common stock
  issued related to restricted stock performance plan                       --       3,828,825
Change in fair market value of stock issued in connection
  with restricted stock performance plan                                    --         587,860
Issuance of stock options and stock purchase warrants                       --         316,800
Conversion of related party debt to common stock                            --          25,000


                               vFinance.com, Inc.
                     (formerly Peachtree FiberOptics, Inc.)
             Notes to Consolidated Financial Statements (continued)

                           December 31, 1998 and 1999



1.    SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)

EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS No. 128"). In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number of shares of common stock outstanding and diluted earnings per share is computed using the weighted average number of shares of common stock and the dilutive effect of options and warrants outstanding, using the "treasury stock" method.

2.    ACQUISITIONS

On December 24, 1999, the Company acquired the membership interests of Pinnacle Capital Group, LC ("Pinnacle") for $40,000 and subsequently entered into employment agreements with the former Pinnacle partners (See Note 9). The acquisition was accounted for under the purchase method of accounting. Pinnacle holds a broker/dealer license and is located in Miami, Florida. The consideration consisted of the issuance of stock purchase warrants giving the holders the right to purchase 10,000 shares of the Company's common stock at an exercise price of $2.50 per warrant. The warrants had a fair value, based on the Black Scholes model, of $4.00 per warrant. The warrants vest immediately and are exercisable for a period of five years, at the discretion of the holders. The Company allocated the purchase price based on the fair value of the assets acquired (cash aggregating $5,000) with the remainder of such purchase price allocated to goodwill. Goodwill related to this acquisition is being amortized over two years concurrent with the terms of the employment agreements.

3.    RELATED PARTY TRANSACTIONS

UAL had managed, through a subsidiary, an offshore venture capital fund (the "Fund"). The Fund is no longer active. The Fund's investors include the Primary Shareholders of the Company. In April 1998, the Fund loaned the Company $25,000 through a verbal agreement. The note did not bear interest and did not have a specified due date. On December 31, 1999, the Company converted the outstanding balance of $25,000 into
                               vFinance.com, Inc.
                     (formerly Peachtree FiberOptics, Inc.)
             Notes to Consolidated Financial Statements (continued)

                           December 31, 1998 and 1999



3.    RELATED PARTY TRANSACTIONS (continued)

8,400 shares of the Company's common stock at an effective per share price of $2.98, in accordance with the terms of the conversion agreement. The fair market value of the stock on the date of issuance was $4.19 per share. Accordingly, the Company recognized $10,164 as non-cash compensation expense, equal to the difference between the contractually agreed price per share and the market price per share at the date of conversion.

VFin executed a management agreement (the "Management Agreement") with a former shareholder of MD Information Systems (the "Managing Agent"), the previous owner of the vFinance.com website. Under the terms of the Management Agreement, the Managing Agent was appointed President and Chief Executive Officer of VFin with the authority to manage its operations. Under the terms of the Management Agreement, the Managing Agent received $33,000 and $36,000 of fees for the years ended December 31, 1998 and 1999. On December 31, 1999, the Management Agreement and the Managing Agent were terminated.

The former shareholder of MD Information System was granted 100,000 stock options in VFin. In connection with the Merger such stock options were converted into 20,000 shares of the Company's common stock at fair value, accordingly, no compensation expense was recorded in connection with such conversion.

On November 8, 1999, the Company entered into three year employment agreements (the "Agreements") with the Company's Chief Executive Officer and Vice Chairman, who holds 34% of the total outstanding common shares of the Company and the Company's President and Chairman, who holds 34% of the total outstanding common shares of the Company (collectively the "Primary Shareholders"). Under the terms of the Agreements, which are renewable as directed by a majority vote of the board of directors, each individual shall receive (i) an initial base salary of $150,000 per annum for the first year with a 5% increase per annum beginning one year from the date of the Agreements (the Company's board of directors may increase such salaries at their discretion); (ii) discretionary bonuses as determined by the Company's board of directors primarily based on each individuals performance; (iii) incentive compensation paid monthly equal to Available Cash, as defined, primarily based on performance of the Company; and
(iv) in the event the Company does not put into place by June 1, 2000 the issuance of
                               vFinance.com, Inc.
                     (formerly Peachtree FiberOptics, Inc.)
             Notes to Consolidated Financial Statements (continued)

                           December 31, 1998 and 1999



3.    RELATED PARTY TRANSACTIONS (continued)

Class A Common Stock, each individual will receive 500,000 stock options with grant prices equal to 120% of fair value with vesting provisions as defined in the Agreements. The Agreements also contain provisions related to severance and change of control upon the occurrence of certain events.

4.    ADVANCED CLIENT COSTS

As part of its operations, UAL's employees incur expenses that are reimbursable by its clients. These expenses are recorded when incurred and submitted for reimbursement by the employees, as an account receivable from the client and a liability to the employee. At such point payment is received, the employee is reimbursed for the expenses. The amounts expected to be collected from the client are recorded as a reduction of accounts receivable. Amounts deemed uncollectible by management are recorded as liabilities.

5.    INCOME TAXES

Deferred income taxes reflect the effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. As discussed in Note 1, the Florida law changed regarding limited liability companies and all state income taxes became the responsibility of the UAL partners, individually until the Merger date. Thus, the Company's provision for income taxes consists of income taxes based on the results of operations of VFin from January 1, 1999 through the Merger date and the results of operations of the Company from the Merger date through December 31, 1999.

                               vFinance.com, Inc.
                     (formerly Peachtree FiberOptics, Inc.)
             Notes to Consolidated Financial Statements (continued)

                           December 31, 1998 and 1999



5.    INCOME TAXES (continued)

The provision for income taxes consisted of the following:

                                                      Years Ended December 31,
                                                   ------------------------------
                                                        1998              1999
                                                   ------------      ------------
State:
   Current                                         $         --      $         --
   Deferred                                               1,925                --
                                                   ------------      ------------
   Total                                           $      1,925      $         --
                                                   ============      ============



Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company's deferred income tax assets consist of the following:

                                                           December 31,
                                                   ------------------------------
                                                        1998              1999
                                                   ------------      ------------
Unearned revenue                                   $         --      $      2,472
Depreciation                                                 --            11,943
Net operating loss carryforward                              --            27,130
Deferred income tax asset valuation allowance                --           (41,545)
                                                   ------------      ------------
Net deferred income tax asset                      $         --      $         --
                                                   ============      ============


Net operating loss carryforwards totaled $77,515 at December 31, 1999. The net operating loss carryforwards will begin to expire in the year 2019 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at December 31, 1999 due to the uncertainty of realizing the deferred income tax assets.

                               vFinance.com, Inc.
                     (formerly Peachtree FiberOptics, Inc.)
             Notes to Consolidated Financial Statements (continued)

                           December 31, 1998 and 1999



5.    INCOME TAXES (continued)

Net operating losses aggregating approximately $3,514,000 generated by Peachtree FiberOptics, Inc., prior to the Merger, will not be utilized for book purposes due to the Merger and in connection with Internal Revenue Code Section 382 have limited use for income tax purposes.

6.    EMPLOYMENT AGREEMENTS

On December 17, 1999, the Company entered into employment agreements with three individuals. In connection with the employment agreements the Company issued 773,500 shares of its common stock. However, the shares are subject to divestment and return to the Company in the event and to the extent that certain performance criteria and/or other employment conditions are not met. The shares issued to the employees are being held in escrow and will be held in escrow until (i) cessation of the employee's employment with the Company prior to December 31, 2000, in which event all of the shares would be immediately returnable to the Company or (ii) the employee fails to meet certain cash revenue goals by February 15, 2001, as defined by the employment agreements, in which event the shares, or a percentage of such shares, would be immediately returnable to the Company, based on a formula contained in each employment agreement.

The employment agreements have been accounted for as restricted stock performance plans. In a restricted stock performance plan, the nature of the restriction results in the compensation cost being measured at the date when the number of shares to be awarded is known. Consequently, the measurement of compensation at the date the performance criteria are met, measures the ultimate compensation to be recognized by the Company. These employment agreements are variable plans, therefore, interim estimates of compensation will be required based on the combination of the fair market value of the common stock as of the end of the reporting period and the extent or degree of compliance with the performance criteria. Accordingly, in connection with the employment agreements the Company recorded deferred compensation aggregating $3,828,825, based on the fair market value of the Company's common stock at December 17, 1999. At December 31, 1999, the Company recorded an additional $587,860 of deferred compensation based on the fair market value of the Company's common stock at
                               vFinance.com, Inc.
                     (formerly Peachtree FiberOptics, Inc.)
             Notes to Consolidated Financial Statements (continued)

                           December 31, 1998 and 1999



6.    EMPLOYMENT AGREEMENTS (continued)

December 31, 1999. No compensation expense was recognized for the year ended December 31, 1999, because the measurement period related to the performance criteria does not begin until February 15, 2000. Due to the contingency related to the issuance of such shares, none of these shares are indicated in the computation of basic or diluted earnings per share.

7.    STOCK OPTIONS AND STOCK PURCHASE WARRANTS

The Company has elected to follow Accounting Principle Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS 123") requires the use of option valuation models that were not developed for use in valuing employee stock options. As permitted by the Standard, the Company adopted the disclosure alternative of SFAS 123. Under APB 25, when the exercise price of the Company's stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recorded.

A summary of the stock option activity is as follows:

                                                                                 Weighted
                                              Number          Exercise            Average
                                                of            Price Per          Exercise
                                              Shares           Option             Price
                                             ---------      -------------      -------------
Outstanding options at
  January 1, 1999                                   --           --                  --
     Granted                                 1,065,000      $2.50 - $6.00       $   4.19
                                             ---------
Outstanding options at
  December 31, 1999                          1,065,000
                                             =========


                               vFinance.com, Inc.
                     (formerly Peachtree FiberOptics, Inc.)
             Notes to Consolidated Financial Statements (continued)

                           December 31, 1998 and 1999




7.    STOCK OPTIONS AND STOCK PURCHASE WARRANTS (continued)

The following table summarizes information concerning stock options outstanding at December 31, 1999:

                                                             Weighted
                                                        Average Remaining
          Exercise                 Number                  Contractual
           Price                Outstanding               Life (in years)
          --------              -----------             ------------------
          $ 2.50                   75,000                     4.8
            3.00                  210,000                     5.0
            4.00                  220,000                     5.0
            4.13                   30,000                     5.0
            4.95                  300,000                     5.0
            5.00                  220,000                     5.0
            6.00                   10,000                     5.0
                                ---------
                                1,065,000
                                =========



Options granted to employees are exercisable according to the terms of each agreement, ranging from one month to four years. At December 31, 1999, 9,000 options outstanding were exercisable. At December 31, 1999, 1,075,000 shares of the Company's common shares are reserved for issuance related to stock options and stock purchase warrants which were outstanding at December 31, 1999.

Pro forma information regarding net income is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method. The fair value for options granted was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 5.93% to 6.18%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 6.552 for options issued prior to the Merger and 1.194 for options issued subsequent to the Merger; and an expected life of the options of 5 years.

                               vFinance.com, Inc.
                     (formerly Peachtree FiberOptics, Inc.)
             Notes to Consolidated Financial Statements (continued)

                           December 31, 1998 and 1999



7.    STOCK OPTIONS AND STOCK PURCHASE WARRANTS (continued)

At December 31, 1999, the weighted average fair value of the options granted during 1999 equaled $4.19 per share. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma net income for 1998 and 1999 was $796,745 and $560,334, respectively. The Company's pro forma basic and diluted earnings per share for 1998 and 1999 was $0.12 and $0.08, respectively.

The Company recorded deferred compensation of $187,500 during 1999 in connection with the grants of employee stock options with exercise prices lower than the deemed fair value per share of the Company's common stock on the date of the grant. Such amounts are being amortized over the vesting period, and accordingly, $22,500 of compensation expense was recognized in 1999 relative to employee options.

On December 1, 1999, the Company entered into an agreement with a company providing financial consulting services, (the "Financial Services Agreement"). The Financial Services Agreement is for a term of six months with six month renewals based upon mutual consent. The Financial Services Agreement provides for a monthly retainer and the grant of 30,000 stock options which vest at a rate of 5,000 shares per month beginning one month from the date of grant. The options have exercise prices ranging from $4.00 to $6.00 and are exercisable for a period of five years. The Company recorded deferred compensation of $129,300 at December 31, 1999, which will be amortized over the term of the agreement.

On September 27, 1999, the Company (formerly, Peachtree FiberOptics, Inc.) entered into a Stock Purchase Agreement with River Rapids LTD which was amended on December 22, 1999, whereby the Company sold to River Rapids LTD 100,000 shares of the Company's common stock at $2.50 per share and granted River Rapids an option to acquire 210,000 shares of common stock at $3.00 per share, 210,000 shares of common stock at $4.00 per share, and 210,000 shares of common stock at $5.00 per share. Such options expire September 27, 2002.

                               vFinance.com, Inc.
                     (formerly Peachtree FiberOptics, Inc.)
             Notes to Consolidated Financial Statements (continued)

                           December 31, 1998 and 1999



8.    EARNINGS PER SHARE

The following table sets forth the computation of pro forma basic and diluted earnings per share (in thousands except per share amounts) for the years ended December 31, 1998 and 1999:

                                                                    1998            1999
                                                               -----------      ----------
Numerator:
   Pro forma net income                                        $   497,734      $  352,128
                                                               ===========      ==========
Denominator:
Denominator for basic earnings per share-
   weighted average shares                                       6,678,836       7,254,638
Effect of dilutive securities:
   Options                                                              --           5,955
   Warrants                                                             --          23,433
                                                               -----------      ----------
Dilutive potential common shares (1)                                    --          29,388
                                                               -----------      ----------
Denominator for diluted earnings per share-
   adjusted weighted average shares                              6,678,836       7,284,026
                                                               ===========      ==========

Pro forma basic earnings per share                             $      0.07      $     0.05
                                                               ===========      ==========

Pro forma diluted earnings per share                           $      0.07      $     0.05
                                                               ===========      ==========



(1) Stock options aggregating 530,000 shares of common stock at December 31, 1999, were outstanding but were not included in the computation of pro forma diluted earnings per share at December 31, 1999 because the exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

                               vFinance.com, Inc.
                     (formerly Peachtree FiberOptics, Inc.)
             Notes to Consolidated Financial Statements (continued)

                           December 31, 1998 and 1999



9.    SUBSEQUENT EVENTS

On January 3, 2000, the Company entered into an asset purchase agreement and employment agreements with two individuals, who were former partners in Pinnacle, for the term of three years. The assets purchased were furniture and fixtures owned individually by the key personnel. The consideration consisted of the issuance of stock purchase warrants giving the holders the right to purchase 190,000 shares of the Company's common stock at an exercise price of $2.50 per warrant. The fair value of the stock purchase warrants, based on the Black Scholes model, is $4.00 per warrant. The Company recognized deferred compensation of $285,000 which will be amortized over the term of the employment agreements. The warrants are exercisable for a period of five years, at the discretion of the holders. In addition, the Company granted each individual 100,000 stock options at $5.00 per share and 100,000 stock options at $7.50 per share. Such options vest according to the terms of the employment agreement.

On January 6, 2000, the Company entered into an employment agreement, granting the employee options to purchase 30,000 shares of its common stock, after a three month probationary period at a per share exercise price of $5.00. The options vest at a rate of 7,500 shares per year beginning after the first anniversary of the employee's employment. As the grant price of the options equaled fair value no compensation expense was recorded.

Effective March 13, 2000, the Company increased the authorized common shares from 20,000,000 to 25,000,000. In addition, the Company established Blank Check preferred stock, authorizing 2,500,000 preferred shares.

Subsequent to December 31, 1999, the Company's Board of Directors authorized management to pursue the issuance of approximately 2.3 million shares of the Company's common stock for an aggregate purchase price of approximately $7.0 million in connection with a private placement.

On March 13, 2000, Peachtree FiberOptics, Inc. changed its name to vFinance.com, Inc.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names, ages and positions of the executive officers and directors of the Company as of March 27, 2000. Under the Company's bylaws, each director holds office until the election and qualification of his successor or until his earlier resignation or removal.

         Name                      Age              Position
         ----                      ---              --------
         Leonard J. Sokolow        43               Chief Executive Officer, Vice Chairman of the
                                                       Board of Directors
         Timothy Mahoney           43               Chairman of the Board of Directors, Chief
                                                       Operating Officer
         Michael Sandler           31               Vice President, Secretary, Treasurer
         David Spector             34               Vice President



         LEONARD J. SOKOLOW. Mr. Sokolow has been a director of the Company since November 8, 1997. Since November 8, 1999, Mr. Sokolow has been the Chief Executive Officer and Vice Chairman of the Board of Directors. Since September 1996, Mr. Sokolow has been President of Union Atlantic, LC ("UALC"), a merchant, banking and strategic consulting firm specializing domestically and internationally in technology industries. UALC is a wholly-owned subsidiary of the Company. Since August 1993, Mr. Sokolow has been President of Genesis Partners, Inc., a private financial business consulting firm. From August 1994 through December 1998, Mr. Sokolow was the Chairman and Chief Executive Officer of the Americas Growth Fund, Inc., a public closed-end management investment company. Mr. Sokolow presently serves as a director of Catalina Lighting, Inc., a designer, manufacturer and distributor of lighting fixtures and lamps traded on the New York Stock Exchange. Mr. Sokolow also serves as a director of Advanced Electronics Support Products, Inc., a worldwide distributor and manufacturer of active and passive networking components traded on Nasdaq. In addition, Mr. Sokolow serves as a director of Ezcony Interamerica, Inc., a distributor of major brand name consumer electronics to Latin America traded on the OTC Bulletin Board. Mr. Sokolow received a B.A. degree with majors in Economics and Accounting from the University of Florida in 1977, a J.D. degree from The University of Florida School of Law in 1980 and an L.L.M. (Taxation) degree from The New York University Graduate School of Law in 1982. Mr. Sokolow is a Certified Public Accountant.

         TIMOTHY MAHONEY. Timothy E. Mahoney has been a director of the Company since November 8, 1999. Since November 8, 1999, Mr. Mahoney has also been the Chairman of the Board and Chief Operating Officer of the Company. Since September 1996, Mr. Mahoney has been a partner of UALC. From 1994 through 1995, Mr. Mahoney was President of the Highlands Group. Mr. Mahoney was a founder of the consumer products business for SyQuest Technology. In 1986, Mr. Mahoney founded and was the President of Rodime Systems, a computer disk drive sub-system manufacturer. Mr. Mahoney was also the Vice President of Marketing and Sales for Tecmar, the first PC add-in board company. Mr. Mahoney spent eight years in marketing and sales management in the computer timesharing business with Computer Sciences Corporation, Automatic Data Processing and General Electric Information Services. Mr. Mahoney received a B.A. degree with majors in Computer Science and Business from the West Virginia University in 1978. Mr. Mahoney received a Masters of Business Administration from George Washington University in 1983.

         MICHAEL SANDLER. Since November 8, 1999, Mr. Sandler has been Vice President, Secretary and Treasurer of the Company. Since March of 1998, Mr. Sandler has worked as an independent consultant for UALC. From 1995 through 1998, Mr. Sandler was a partner in R.B.R. Premium Finance Company and a partner in A Plus Discount Insurance. Mr. Sandler received a B.A. degree with a major in Economics from the University of Rochester in 1990 and a Masters in Business Administration from the University of North Carolina in 1994.

         DAVID SPECTOR. Since November 8, 1999, Mr. Spector has been Vice President of the Company. From 1995 through 1999, Mr. Spector served as Vice-President and regional creative director of Green Advertising, a division of London-based WPP Group plc, where he managed the creative efforts of the agency. Prior to that, Mr. Spector was a copywriter with Greenstone Roberts Advertising, with conceptual responsibilities for Royal Caribbean Cruise Lines and Radisson Hotels.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who beneficially own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and the other equity securities of the Company. Officers, directors and persons who beneficially own more than ten percent (10%) of a registered class of the Company's equity securities are required by the regulations of the SEC to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of these filings and written representations from the directors and officers, as of the date hereof, there are no transactions for which the officers, directors and significant stockholders have not timely filed the appropriate form under Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION.

                                                          Annual Compensation            Long Term Compensation
                                                  -------------------------------------  -----------------------
                                                                              Other            Securities
                                                                              Annual           Underlying
         Name/Position               Year         Salary       Bonus       Compensation         Options
         -------------               ----         ------       -----       ------------  ------------------------
Leonard J. Sokolow (1)               1999         $24,200     $5,600          $2,000               --
CEO, Vice Chairman                   1998           --          --              --                 --
                                     1997           --          --              --                 --

Timothy Mahoney                      1999         $26,200       --            $2,000               --
COO, Chairman                        1998           --          --              --                 --
                                     1997           --          --              --                 --

Michael Sandler                      1999           --          --              --                 --
Vice President                       1998           --          --              --                 --
Secretary, Treasurer                 1997           --          --              --                 --
                                                    --          --              --
David Spector, Vice President        1999                                                        75,000
                                     1998           --          --              --                 --
                                     1997           --          --              --                 --


----------

 (1) From October 1993 through November 1999, Mr. Sokolow rendered supervisory and management services to the Company on behalf of the Company's Managing Agent, Genesis Partners, Inc. In such capacity, Mr. Sokolow did not receive any cash compensation but Genesis Partners, Inc., of which Mr. Sokolow is President, CEO and a controlling shareholder, was issued a total of 350,000 shares of Common Stock in consideration for serving as the managing agent of the Company.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants

                         Number of
                         Securities    Percent of Total
                         Underlying   Options/SARs Granted       Exercise of
                        Options/SARs     to Employees in          SARs Price
     Name                 Granted         Fiscal Year             ($/Share)         Expiration Date
     ----               ------------  ---------------------      ------------       ----------------
Leonard Sokolow                --                   --                   --                   --
Timothy Mahoney                --                   --                   --                   --
Michael Sandler                --                   --                   --                   --
David Spector (1)          75,000                 8.99%           $    2.50             10/29/04




----------

(1) The options to purchase up to 75,000 shares of Common Stock granted to Mr. Spector on October 29, 1999 vest as follows: 3,000 shares underlying the option vest on a monthly basis, with the first 3,000 vested on the date of grant. The fair market value of the shares underlying the options on the date of grant was $187,500.

COMPENSATION OF DIRECTORS

         Directors do not receive any compensation for serving on the Company's Board of Directors.

EMPLOYMENT AGREEMENTS

         On November 8, 1999, the Company entered into three year employment agreements (the "Agreements") with the Company's Chief Executive Officer and Vice Chairman, who holds 34% of the total outstanding common shares of the Company and the Company's President and Chairman, who holds 34% of the total outstanding common shares of the Company (collectively the "Primary Shareholders"). Under the terms of the Agreements, which are renewable as directed by a majority vote of the board of directors, each individual shall receive (i) an initial base salary of $150,000 per annum for the first year with a 5% increase per annum beginning one year from the date of the Agreements (the Company's board of directors may increase such salaries at their discretion); (ii) discretionary bonuses as determined by the Company's board of directors primarily based on each individuals performance; (iii) incentive compensation paid monthly equal to Available Cash, as defined, primarily based on performance of the Company; and (iv) in the event the Company does not put into place by June 1, 2000 the issuance of Class A Common Stock, each individual will receive 500,000 stock options with grant prices equal to 120% of fair value with vesting provisions as defined in the Agreements. The Agreements also contain provisions related to severance and change of control upon the occurrence of certain events.

         On October 29, 1999, the Company entered into a letter agreement with David Spector. Pursuant to the letter agreement, the Company agreed to pay Mr. Spector an annual base salary of $75,000 and to grant to Mr. Spector options to acquire up to 75,000 shares of Common Stock at an exercise price of $2.50 per share. The options vest over a two-year period, subject to Mr. Spector's continuing to be an employee of the Company, and expire on October 28, 2004. The Company intends to register the shares of Common Stock underlying the options. Mr. Spector is also entitled to receive a bonus and incentives pursuant to any incentive programs established by the Company for its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth Common Stock ownership information as of March 27, 2000 with respect to (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock; and (ii) each officer and director of the Company; and (iii) all directors and officers as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 3300 PGA Blvd., Suite 810, Palm Beach Gardens, Florida. Information with respect to the percent of class is based on 9,109,400 issued and outstanding shares of Common Stock as of March 27, 2000.

                                                                                                      Percent of
Name and Address of Beneficial Owner           Amount and Nature of Beneficial Ownership (1)           Class(2)
------------------------------------           ---------------------------------------------          ----------
Genesis Partners, Inc. (3)                                         3,106,518                             34%
Highlands Group Holdings, Inc. (4)                                 2,175,000                             24%
Insinger Venture Capital Limited (5)                                 948,334                             10%
Timothy Mahoney (6)                                                3,108,333                             34%


                                                                                                      Percent of
Name and Address of Beneficial Owner           Amount and Nature of Beneficial Ownership (1)           Class(2)
------------------------------------           ---------------------------------------------          ----------
Michael Sandler (7)                                                  100,000                              1%
Leonard Sokolow (8)                                                3,108,333                             34%
David Spector (9)                                                     24,000                              *
All executive officers and directors as a                          6,340,666                             70%
  group (four persons)


----------
*Denotes less than 1% ownership.

(1) Except as otherwise indicated in the footnotes below, each stockholder has sole power to vote and dispose of all the shares of Common Stock listed opposite his name.
(2) For purposes of this table, each person is deemed to have "beneficial ownership" of any shares of Common Stock which such person has the right to acquire on or within 60 days after March 27, 2000. For purposes of computing the percentage of Common Stock held by each person named above, any shares which such person has or has the right to acquire on or within 60 days after March 27, 2000 are deemed outstanding for such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(3) Genesis Partners, Inc., whose address is 2458 Provence Court, Weston, Florida 33327, is a corporation controlled by Mr. Leonard Sokolow, Chief Executive Officer and Vice Chairman of the Company.
(4) Highlands Group Holdings, Inc., whose address is 68 Cayman Place, Palm Beach Gardens, Florida 33418, is wholly-owned by Mr. Timothy Mahoney, Chairman and Chief Operating Officer of the Company.
(5) Insinger Venture Capital Limited is a wholly owned subsidiary of Insinger Bank and formerly known as Insinger Venture Capital Fund, Limited. Its address is P.O. Box 438, Tropic Isle Building, Wickhams Cay Road, Tortola, Virgin Islands.
(6) Mr. Timothy Mahoney is Chairman and Chief Operating Officer of the Company. Mr. Mahoney, as the owner of Highlands Group Holdings, Inc., is deemed to beneficially own the 2,175,000 shares held by Highlands Group Holdings, Inc.
(7) Mr. Michael Sandler is Vice President, Secretary and Treasurer of the Company. The shares are owned by both Mr. Sandler and Sarah Sandler, his wife, as tenants by the entirety.
(8) Mr. Sokolow is Vice Chairman and Chief Executive Officer of the Company. Mr. Sokolow controls Genesis Partners, Inc., and is deemed the beneficial owner of the 3,106,518 shares held by Genesis Partners, Inc.
(9) Mr. David Spector, a Vice President of the Company, has been granted options to purchase up to 75,000 shares of Common Stock, an aggregate of 24,000 which have vested or will vest within 60 days after March 27, 2000.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Union Atlantic, LC manages, through a subsidiary, an offshore venture capital fund (the "Fund"). The Fund's investors include Messrs. Sokolow and Mahoney, whose aggregate ownership in the Fund represents less than 10% of such Fund. In April 1998, the Fund loaned the Company $25,000 through a verbal agreement. The note did not bear interest and did not have a specified due date. On December 31, 1999, the Company converted the outstanding balance of $25,000 into 8,400 shares of the Common Stock at an effective per share price of $2.98, in accordance with the terms of a conversion agreement. The market value of the stock on the date of issuance was $4.19 per share. Messrs. Sokolow and Mahoney disclaim any beneficial interest in such 8,400 shares of Common Stock received by the Fund. The Fund is currently inactive.

         From October 1993 through November 8, 1999, Mr. Sokolow rendered supervisory and management services to the Company on behalf of the Company's Managing Agent, Genesis Partners, Inc. In such capacity, neither Mr. Sokolow nor Genesis Partners, Inc. received any cash compensation. Mr. Sokolow and Genesis Partners, Inc. of which Mr. Sokolow is President, CEO and a controlling shareholder, were issued a total of 1,815 and 348,185 shares of Common

Stock, respectively, in consideration for serving as the Managing Agent of the Company since October 1993 without cash compensation and upon conversion of $775,000 in unpaid fees due and owing the Managing Agent by the Company. See
Item 5. Recent Sales of Unregistered Securities.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS


       EXHIBIT
        NUMBER    DESCRIPTION OF EXHIBIT
       -------    ----------------------

         2.1 Share Exchange Agreement among the Company, vFinance Holdins, Inc., certain shareholders of vFinance Holdings, Inc. and Union Atlantic LC, dated November 8, 1999 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on November 8, 1999).

         2.2      Amendment to Share Exchange Agreement dated November 29, 1999.

         3.1 Certificate of Incorporation as filed with the Delaware Secretary of State on February 12, 1992 (incorporated by reference to the Company's Registration Statement on Form S-18 filed with the SEC on July 24, 1992).

         3.2 Certificate of Renewal and Revival of Certificate of Incorporation as filed with the Delaware Secretary of State on March 15, 1996.

         3.3 Certificate of Amendment to the Certificate of Incorporation as filed with the Delaware Secretary of State on April 28, 1999.

         3.4 Certificate of Amendment to Certificate of Incorporation as filed with the Delaware Secretary of State on March 13, 2000.

         3.5 Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form S-18 filed with the SEC on July 24, 1992).

         3.6 Unanimous Written Consent of the Company's Board of Directors, dated January 24, 1994, amending the Bylaws.

         3.7 Unanimous Written Consent of the Company's Board of Directors, effective as of January 24, 1994, amending the Bylaws.

         10.1 Consulting Agreement between the Company and Stock Exposure Inc., dated January 29, 2000.

         10.2 Investor Relations/Consulting Agreement between the Company and EQUIS Capital Corp. dated December 1, 1999.

         10.3 Agreement with Sidney Levine (incorporated by reference to the Company's registration statement on Form S-8 filed with the SEC on November 22, 1999).

         10.4 Consulting Agreement between the Company and Stephen Krause dated August 27, 1999 (incorporated by reference to the Company's registration statement on Form S-8 filed with the SEC on November 22, 1999).

         10.5 Employment Agreement between the Company and Leonard J. Sokolow dated November 8, 1999.

         10.6 Employment Agreement between the Company and Timothy Mahoney dated November 8, 1999.

         10.7 Employment Offer Letter from the Company to David Spector dated October 29, 1999.

         10.8 Letter Agreement between Union Atlantic Partners I, Ltd., vFinance Holdings, Inc. and the Company dated December 31, 1999.

         10.9 Purchase Agreement between the Company and Steven Jacobs and Mauricio Borgonovo, dated December 24, 1999, for the purchase of Pinnacle Capital Group, LLC.

         10.10 Asset Purchase Agreement among the Company, Steven Jacobs and Mauricio Borgonovo dated January 3, 2000.

         10.11 Asset Purchase Agreement among the Company, Andrew Reckles, Paul T. Mannion and Vincent Sbarra, dated November 17, 1999.

         10.12 Consulting Agreement between the Company and Atlas, Pearlman, Trop & Borkson, P.A., dated July 16, 1999 (incorporated by reference to the Company's registration statement on Form S-8 filed with the SEC on November 22, 1999).

         10.13 Debt Conversion Agreement among the Company, Genesis Partners, Inc. and Leonard Sokolow, dated March 18, 1999 (incorporated by reference to the Company's annual report on Form 10-KSB filed with the SEC on March 25, 1999).

         10.14 Stock Purchase Agreement between the Company and River Rapids Ltd., dated September 27, 1999.

         10.15 Amendment to Stock Purchase Agreement between the Company and River Rapids Ltd. dated December 22, 1999.

         10.16 Consulting Agreement among the Company, Stephen Krause and Timothy Mahoney, dated August 16, 1999 (incorporated by reference to the Company's registration statement on Form S-8 filed with the SEC on August 19, 1999).

         21       List of Subsidiaries.
         23       Consent of Ernst & Young LLP
         27       Financial Data Schedule


(b)      REPORTS ON FORM 8-K

         The Company filed a current report on Form 8-K with the SEC on November 24, 1999, and filed an amendment thereto on January 24, 2000.

                                   SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 vFinance.com, Inc.



                                 By: /s/ Leonard J. Sokolow
                                    -----------------------------------------
                                    Leonard J. Sokolow,
                                    Chief Executive Officer and Vice Chairman


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                    Title                                                Date
---------                                    -----                                                ----




/s/ Leonard J. Sokolow
---------------------------------            Chief Executive Officer and                   March 29, 2000
Leonard J. Sokolow                           Vice Chairman of the Board of
                                             Directors


/s/ Timothy Mahoney
---------------------------------            Chief Operating Officer                       March 29, 2000
Timothy Mahoney                              Chairman of the Board of Directors


/s/ Michael Sandler
---------------------------------            Vice President, Secretary                     March 29, 2000
Michael Sandler                              and Treasurer


/s/ David Spector
---------------------------------            Vice President                                March 29, 2000
David Spector


