Form 10QSB
period 2000-03-31
VFINANCE COM
filed 2000-05-15
CIK 890285

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000

                                       or

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


          For the transition period _____________ to _________________


                        Commission File Number 1-11454-03


                               vFINANCE.COM, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                               58-1974423
------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

        3300 Pga Boulevard, Suite 810, Palm Beach Gardens, Florida 33410
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (305) 374-0282
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]


         State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2000: 10,447,300

Transitional Small Business Disclosure Format (Check one): Yes [ ];  No [X]

                                      INDEX
                               vFINANCE.COM, INC.


                                                                                                      Page
                                                                                                      ----
PART I.   FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


Consolidated Balance Sheets -  December 31, 1999 and March 31, 2000. (Unaudited)                        3

Consolidated Statements of Income for the three months ended March 31, 1999
  and 2000. (Unaudited)                                                                                 4


Consolidated Statements of Cash Flows for the three months ended March 31, 1999
  and 2000. (Unaudited)                                                                                 5

Notes to Consolidated Financial Statements. (Unaudited)                                                 6


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.                                                                        25


PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS                                                                             28

Item 2.  CHANGES IN SECURITIES                                                                         28

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                                               28

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                           29

Item 5.  OTHER INFORMATION                                                                             29

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                              29


Signatures                                                                                             30



                               vFINANCE.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   DECEMBER 31,        MARCH 31,
                                                                       1999              2000
                                                                  ------------       ------------
ASSETS
  Cash and cash equivalents                                       $    228,484       $    298,921
  Accounts receivable                                                  233,306            292,839
  Stock subscriptions receivable                                            --          3,270,500
  Other assets                                                           2,150             14,066
                                                                  ------------       ------------
Total current assets                                                   463,940          3,876,326

Furniture and equipment, at cost:
  Furniture and equipment                                                6,576             26,713
  Internal use software                                                104,164            113,081
                                                                  ------------       ------------

                                                                       110,740            139,794
  Less accumulated depreciation                                        (89,061)           (95,539)
                                                                  ------------       ------------

Net furniture and equipment                                             21,679             44,255

Goodwill, net of accumulated amortization                               35,000             28,567
                                                                  ------------       ------------
Total assets                                                      $    520,619       $  3,949,148
                                                                  ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $    103,445       $    331,915
  Accrued expenses                                                      75,061            330,736
  Deferred revenue                                                       7,063                 --
  Distributions payable to Primary Shareholders                        172,586             12,586
  Advanced client costs                                                 35,362             50,863
                                                                  ------------       ------------
Total current liabilities                                              393,517            726,100

Shareholders' equity:
  Preferred stock, $.01 par value, 2,500,000
   shares authorized, no shares issued and outstanding                      --                 --
  Common stock, $0.01 par value, 20,000,000 and 25,000,000
   shares authorized, 9,099,400 and 10,447,300 shares issued
   and outstanding as of December 31, 1999 and March
   31, 2000, respectively                                               90,994            104,473
  Additional paid in capital                                         3,921,690         10,539,164
  Deferred compensation                                             (3,584,732)        (5,524,955)
  Accumulated deficit                                                 (300,850)        (1,895,634)

Total shareholders' equity                                             127,102          3,223,048
                                                                  ------------       ------------
Total liabilities and shareholders' equity                        $    520,619       $  3,949,148
                                                                  ============       ============




                             See accompanying notes.

                               vFINANCE.COM, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED MARCH 31,
                                                      ------------------------------
                                                          1999               2000
                                                      ------------      ------------
Revenues:
  Success fees                                        $         --      $    211,200
  Consulting fees                                          217,709           344,766
  Other fees                                                 9,219            69,453
                                                      ------------      ------------

Total revenues                                             226,928           625,419

Cost of revenues:
  Success                                                       --           185,943
  Consulting                                                39,703            86,811
                                                      ------------      ------------

Income from operations                                     187,225           352,665

General and administrative expenses                         19,599           114,183
Payroll and related benefits                                    --           112,460
Professional fees                                            1,850           125,614
Provision for bad debts                                     77,076                --
Amortization of non-cash deferred compensation                  --         1,596,344
                                                      ------------      ------------

 Operating income (loss)                                    88,700        (1,595,936)

 Interest income                                                --             1,152
                                                      ------------      ------------

 Net income (loss)                                    $     88,700      $ (1,594,784)
                                                      ============      ============

 Pro forma provision for federal income taxes               31,045                --
                                                      ------------      ------------

 Pro forma net income (loss)                          $     57,655      $ (1,594,784)
                                                      ============      ============

 Pro forma earnings per share:
   Basic                                              $       0.01      $      (0.19)
                                                      ============      ============

   Weighted average number of common shares used
    in computing basic earnings per share                6,955,000         8,414,627
                                                      ============      ============

   Diluted                                            $       0.01      $      (0.16)
                                                      ============      ============

   Weighted average number of common shares used
    in computing diluted earnings per share              6,955,000        10,189,626
                                                      ============      ============


                           See the accompanying notes.

                               vFINANCE.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                        -----------------------------
                                                                            1999              2000
                                                                        -----------       -----------
OPERATING ACTIVITIES
Net income (loss)                                                       $    88,700       $(1,594,784)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                               1,895            10,507
  Amortization of deferred compensation                                          --         1,596,344
  Changes in assets and liabilities:
    Accounts receivable                                                      90,081           (59,533)
    Other assets                                                               (150)          (11,916)
    Accounts payable                                                             --            47,356
    Accrued expenses                                                        (33,375)          255,675
    Advanced client costs                                                    (3,661)           15,501
    Deferred revenues                                                        (3,795)           (7,063)
                                                                        -----------       -----------
Net cash provided by operating activities                                   139,695           252,087

INVESTING ACTIVITIES
Purchase of equipment                                                            --           (21,650)
                                                                        -----------       -----------
Net cash used in investing activities                                            --           (21,650)

FINANCING ACTIVITIES
Repayment of note payable                                                   (11,667)               --
Proceeds from issuance of common stock                                       49,634                --
Distributions to former partners                                           (130,000)         (160,000)
                                                                        -----------       -----------

Net cash used in financing activities                                       (92,033)         (160,000)

Increase in cash and cash equivalents                                        47,662            70,437
Cash and cash equivalents at beginning of year                                9,485           228,484
                                                                        -----------       -----------
Cash and cash equivalents at end of period                              $    57,147       $   298,921
                                                                        ===========       ===========



                             See accompanying notes.

                               vFINANCE.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 2000
                                   (UNAUDITED)




1.       SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

DESCRIPTION OF BUSINESS

vFinance.com, Inc. ("the Company") through its wholly owned subsidiaries vFinance Holdings, Inc., Union Atlantic LC and Union Atlantic Capital, L.C., is a "new-media" enterprise focused on providing business development tools and information, primarily to companies throughout the United States.

vFinance Holdings, Inc. ("VFin") consists of a venture capital vertical portal website focused on providing business development tools, information, products and services to assist entrepreneurs and executives of small and medium sized enterprises to organize and grow their businesses.

Union Atlantic, LC ("Union Atlantic" or "UAL") is a management consulting firm which provides corporations and high net worth individuals with management and access to capital resources for the purpose of expediting corporate development. UAL specializes in the technology industry. UAL had managed an offshore venture capital fund, which was partially owned by certain members of the Company's senior management team. Such fund is inactive.

Union Atlantic Capital, L.C. ("UAC") is a broker-dealer registered with the Securities and Exchange Commission and is a member of the National Association of Security Dealers (NASD). UAC provides the placement of both debt and equity securities with institutional investors. The completion of this acquisition transferring the broker/dealer license is subject to approval of the change of ownership by the National Association of Securities Dealers, Inc. This approval is currently pending (see Note 2--Acquisitions).

On November 8, 1999, Peachtree FiberOptics entered into a Share Exchange Agreement providing for the acquisition of VFin and UAL (the "Merger"). Peachtree FiberOptics, Inc. exchanged 2,800,000 shares of its common stock for all of the outstanding shares of VFin and 4,155,000 shares of its common stock for all outstanding membership interests in UAL. For accounting purposes, the acquisitions have been treated as a recapitalization (reverse acquisition) with VFin and UAL as the acquirers. VFin and UAL were considered entities under common control prior to the Merger. The Merger qualified as a tax-free exchange under section 351 of the Internal Revenue Code of 1986.

                               vFINANCE.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 1999 AND 2000
                                   (UNAUDITED)




1.       SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

DESCRIPTION OF BUSINESS (CONTINUED)

REVENUE RECOGNITION

UAL earns revenue from consulting fees and success fees. Consulting fees are deferred when received and recognized when services are rendered, generally over the life of the agreement. Success fees are agreed upon amounts based on the percentage of the total value of a transaction and are contingent on the successful completion of a specified transaction. These fees are recognized when earned, per the terms of the contracts. UAL does not require collateral from its customers. UAL's revenues are not concentrated in any particular region of the county or with any individual or group.

                               vFINANCE.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 1999 AND 2000
                                   (UNAUDITED)




1.       SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

UAL periodically receives equity instruments and warrants from companies for which it performs services, in addition to the cash paid for such services. Primarily all of the equity instruments are in private companies with no readily available market value. Equity interests and warrants for which there is not a public market are valued based on factors such as significant equity financing by sophisticated, unrelated new investors, a history of positive cash flow from operations, the market value of comparable publicly traded companies (discounted for illiquidity) and other pertinent factors. Management also considers recent offers to purchase a portfolio company's securities and the filings of registration statements in connection with a portfolio company's initial public offering when valuing warrants. During the quarters ended March 31, 1999 and 2000, the Company received equity investments from one company and two companies, respectively. Due to the factors indicated above, no revenue was recognized in connection with the receipt of equity instruments in the quarters ended March 31, 1999 and 2000. Prior to the merger, upon receipt of such equity instruments all such instruments were immediately distributed to the UAL partners, in accordance with the distribution terms of the UAL Operating Agreement.

For equity instruments and warrants received in public companies, the Company recognizes revenue equal to the fair value on the date of receipt, discounted for any defined restrictions on the equity instruments or warrants. During 1999, but prior to the Merger, $17,312 of revenue was recognized by UAL in connection with equity instruments received from public companies. Such instruments were distributed to UAL's members upon receipt.

At March 31, 2000, certain transactions in process may result in UAL receiving equity instruments as discussed above. In such event, the Company will record revenue related to the receipt of such equity instruments at fair value. In addition, the Company would also record compensation expense for the fair value related to the distribution of some or all of such equity instruments to employees or independent contractors involved with the related transaction.

                               vFINANCE.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 1999 AND 2000
                                   (UNAUDITED)




1.       SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

VFin sells two types of memberships to its website: (i) one year memberships to venture capital vendors, who are interested in providing services to other companies or individuals; and (ii) three-month memberships to entrepreneurs who have new business ideas to sell. The sale of each type of membership is recorded as deferred revenue and amortized over the life of the membership. VFin's revenues are concentrated primarily in the United States but are not concentrated in any particular region of the country or with any individual or group. Fees related to such memberships are included in "other fees" in the financial statements of income for the three months ended March 31, 1999 and 2000.

Primarily all membership sales are consummated using an on-line credit card processing service, which performs routine credit verification. VFin does not require collateral and receives payment directly from the credit card company. While there is potential for credit losses, there were no credit losses for the three months ended March 31, 1999 and 2000.

HTM Logic was the original owner and designer of the vFinance.com website prior to VFin's acquisition of such website and maintains a legend on the website indicating as such. The terms of the purchase agreement related to VFin's acquisition of the website provided that VFin would receive a referral fee equal to 25% of all income earned by HTM Logic from business generated as a result of the website legend. No such revenue was earned by VFin for the three months ended March 31, 1999 and 2000.

                               vFINANCE.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 1999 AND 2000
                                   (UNAUDITED)




1.       SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

BASIS OF PRESENTATION

The consolidated balance sheets include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results may differ from those estimates, and such differences may be material to the financial statements.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all highly liquid investments with maturity of three months or less when purchased.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Total advertising expense amounted to $2,586 and $2,150 for the three months ended March 31, 1999 and 2000, respectively.

                               vFINANCE.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 1999 AND 2000
                                   (UNAUDITED)




1.       SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

STOCK BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related interpretations in accounting for its employee stock options and stock purchase warrants because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, accounting for stock based compensation ("SFAS 123") requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant no compensation expense is recognized.

FINANCIAL INSTRUMENTS

The fair value of the Company's financial instruments, which includes cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and advanced client costs approximates its carrying value.

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash with high quality financial institutions.

FURNITURE AND EQUIPMENT AND INTANGIBLE ASSETS

Furniture and Equipment is stated on the basis of cost less accumulated depreciation and consists primarily of computer equipment and internal use software. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, 2-10 years, for financial reporting purposes.

                               vFINANCE.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 1999 AND 2000
                                   (UNAUDITED)




1.       SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

FURNITURE AND EQUIPMENT AND INTANGIBLE ASSETS (CONTINUED)

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

The accompanying financial statements reflect an additional provision for federal income taxes on a pro forma basis as if UAL were liable for federal income taxes as a taxable entity for the three months ended March 31, 1999.

DISTRIBUTIONS TO UAL PARTNERS

Prior to the Merger, UAL made frequent cash distributions to its partners based on cash flow availability. These distributions were occasionally in the form of accounts receivable collected by the partners. In order to maintain equity balances approximately equal to the original percentages set forth in the UAL Operating Agreement, UAL periodically made non-cash adjustments to the equity accounts, upon the consent of the partners. Prior to the Merger, UAL declared distributions payable to two of its three partners equal to substantially all of UAL's retained earnings. At March 31, 2000, distributions payable aggregating $12,586 were owed to the former UAL partners.

                               vFINANCE.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 1999 AND 2000
                                   (UNAUDITED)




1.       SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

STATEMENT OF CASH FLOWS

Non-cash items affecting the Consolidated Statements of Cash Flows are as follows:


                                                                      March 31, 1999       March 31, 2000
                                                                      --------------       --------------
     Purchase of equipment with stock options                                 --            $    5,000

     Change in fair market value of stock issued in
      connection with restricted stock performance plan                       --             2,221,879

     Issuance of stock options and stock purchase warrants                    --               850,938


EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128"). In accordance with SFAS 128, basic earnings per share is computed using the weighted average number of shares of common stock outstanding and diluted earnings per share is computed using the weighted average number of shares of common stock and the dilutive effect of options and warrants outstanding, using the "treasury stock" method.

                               vFINANCE.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 1999 AND 2000
                                   (UNAUDITED)




2.       ACQUISITIONS

On December 24, 1999, the Company acquired the membership interests of Pinnacle Capital Group, L.C., which has changed its name to Union Atlantic Capital, L.C., for $40,000. The acquisition was accounted for under the purchase method of accounting. UAC holds a broker/dealer license and is located in Miami, Florida. The completion of this acquisition transferring the broker/dealer license is subject to approval of the change of ownership by the National Association of Securities Dealers, Inc. This approval is currently pending. The consideration consisted of the issuance of stock purchase warrants giving the holders the rights to purchase 10,000 shares of the Company's common stock at an exercise price of $2.50 per warrant. The warrants had a fair value, based on the Black Scholes model, of $4.00 per warrant. The warrants vest immediately and are exercisable for a period of five years, at the discretion of the holders. The Company allocated the purchase price based on the fair value of the assets acquired (cash aggregating $5,000) with the remainder of such purchase price allocated to goodwill. Goodwill related to this acquisition is being amortized over two years concurrent with the terms of the employment agreements.

3.       RELATED PARTY TRANSACTIONS

UAL had managed, through a subsidiary, an offshore venture capital fund (the "Fund"). The Fund is no longer active. The Fund's investors include the Primary Shareholders of the Company, as defined herein below. In April 1998, the Fund loaned the Company $25,000 through a verbal agreement. The note did not bear interest and did not have a specified due date. On December 31, 1999, the Company converted the outstanding balance of $25,000 into 8,400 shares of the Company's common stock at an effective per share price of $2.98, in accordance with the terms of the conversion agreement. The fair market value of the stock on the date of issuance was $4.19 per share. Accordingly, the Company recognized $10,164 as non-cash compensation expense in 1999, equal to the difference between the contractually agreed upon price per share and the market price per share at the date of conversion.

VFin executed a management agreement (the "Management Agreement") with a former shareholder of MD Information Systems (the "Managing Agent") the previous owner of the vFinance.com website. Under the terms of the Management Agreement, the Managing Agent was appointed President and Chief Executive Officer of VFin with the authority to manage its operations. Under the terms of the Management Agreement, the Managing Agent received $9,000 of fees for the three months ended March 31, 1999. On December 31, 1999, the Management Agreement and the Managing Agent were terminated.

The former shareholder of MD Information System was granted 100,000 stock options in vFIN. In connection with the Merger such stock options were converted into 20,000 shares of the Company's common stock at fair value, accordingly, no compensation expense was recorded in connection with such conversion.

                               vFINANCE.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 1999 AND 2000
                                   (UNAUDITED)




3.       RELATED PARTY TRANSACTIONS (CONTINUED)

On November 8, 1999, the Company entered into three year employment agreements (the "Agreements") with the Company's Chief Executive Officer and Vice Chairman, who is the beneficial owner of 30% of the total outstanding common shares of the Company and the Company's Chief Operating Officer and Chairman, who is the beneficial owner of 30% of the total outstanding common shares of the Company (collectively the "Primary Shareholders"). Under the terms of the Agreements, which are renewable as directed by a majority vote of the board of directors, each individual shall receive (i) an initial base salary of $150,000 per annum for the first year with a 5% increase per annum beginning one year from the date of the Agreements (the Company's board of directors may increase such salaries at their discretion); (ii) discretionary bonuses as determined by the Company's board of directors primarily based on each individuals performance; (iii) incentive compensation paid monthly equal to Available Cash, as defined, primarily based on performance of the UAL and the Company; and (iv) in the event the Company does not put into place by June 1, 2000 the Class B Voting Common Stock, each individual will receive 500,000 stock options with grant prices equal to 120% of fair value with vesting provisions as defined in the Agreements. The Agreements also contain provisions related to severance and change of control upon the occurrence of certain events.

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

                               vFINANCE.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 1999 AND 2000
                                   (UNAUDITED)




5.       INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes.

Net operating loss carryforwards totaled $72,536 at March 31, 2000. The net operating loss carryforwards will begin to expire in the year 2019 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at March 31, 2000 due to the uncertainty of realizing the deferred income tax assets.

                               vFINANCE.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 1999 AND 2000
                                   (UNAUDITED)




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

The employment agreements have been accounted for as restricted stock performance plans. In a restricted stock performance plan, the nature of the restriction results in the compensation cost being measured at the date when the number of shares to be awarded is known. Consequently, the measurement of compensation at the date the performance criteria are met, measures the ultimate compensation to be recognized by the Company. These employment agreements are variable plans, therefore, interim estimates of compensation are required based on the fair market value of the common stock as of the end of the reporting period and the extent or degree of compliance with the performance criteria. Accordingly, in connection with the employment agreements, the Company recorded deferred compensation aggregating $3,828,825, based on the fair market value of the Company's common stock at December 17, 1999. At March 31, 2000, the Company recorded an additional $1,634,019 of deferred compensation based on the fair market value of the Company's common stock at March 31, 2000. Compensation expense for the restricted stock performance plan of $686,587 was recognized for the three months ended March 31, 2000.

On January 3, 2000, the Company entered into employment agreements with two individuals, who were former partners in UAC, for the term of three years. In addition, the Company granted each individual 100,000 stock options at $5.00 per share and 100,000 stock options at $7.50 per share. Such options vest according to the terms of the employment agreements. As the grant price of the options equaled fair value no compensation expense was recorded.

On January 6, 2000, the Company entered into an employment agreement, granting the employee options to purchase 30,000 shares of its common stock, after a three month probationary period at a per share exercise price of $5.00. The options vest at a rate of 7,500 shares per year beginning after the first anniversary of the employee's employment. As the grant price of the options equaled fair value, no compensation expense was recorded.

                               vFINANCE.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 1999 AND 2000
                                   (UNAUDITED)




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

A summary of the stock option activity is as follows:


                                      Weighted
                                       Average           Number                Exercise
                                      Exercise             of                 Price Per
                                        Price            Shares                 Option
                                     -----------       ----------            -----------
     Outstanding options at
      December 31, 1999                $   4.19         1,065,000            $2.50-$6.00

              Granted                  $   6.11           480,000            $5.00-$7.50
                                                        ---------
     Outstanding options at
       March 31, 2000                                   1,545,000
                                                        =========


                               vFINANCE.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 1999 AND 2000
                                   (UNAUDITED)


7.       STOCK OPTIONS AND STOCK PURCHASE WARRANTS (CONTINUED)

A summary of the stock warrants issued during the quarter ended March 31, 2000 is as follows:

                                  Weighted
                                  Average     Number           Exercise
                                  Exercise      of             Price Per
                                   Price       Shares           Warrant
                                 ---------  ----------         ---------
Outstanding warrants at
 December 31, 1999                 $2.50        10,000           --    --

         Granted                   $5.81     1,119,999        $2.50-$7.20
                                            ----------
Outstanding warrants at
  March 31, 2000                             1,129,999
                                            ==========

The following table summarizes information concerning stock options outstanding at March 31, 2000:


        Weighted
        Average                                          Remaining
        Exercise               Number                   Contractual
         Price              Outstanding                Life (in years)
       --------            ------------             ------------------

        $ 2.50                  75,000                      4.8
          3.00                 210,000                      5.0
          4.00                 220,000                      5.0
          4.13                  30,000                      5.0
          4.95                 300,000                      5.0
          5.00                 450,000                      5.0
          5.63                  50,000                      5.0
          6.00                  10,000                      5.0
          7.50                 200,000                      5.0
                            -----------
                             1,545,000
                            ===========
                               vFINANCE.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 1999 AND 2000
                                   (UNAUDITED)




7.       STOCK OPTIONS AND STOCK PURCHASE WARRANTS (CONTINUED)

The following table summarizes information concerning stock warrants outstanding at March 31, 2000:

       Weighted
        Average                                          Remaining
        Exercise               Number                   Contractual
         Price              Outstanding                Life (in years)
       ---------           ------------             ------------------

        $ 2.50                 300,000                    4.0-5.0
          6.00                 129,999                    4.0-5.0
          7.20                 700,000                      4.0
                            -----------
                             1,129,999
                            ===========


Options granted to employees are exercisable according to the terms of each agreement, ranging from one month to four years. At March 31, 2000, 43,000 options outstanding were exercisable. At March 31, 2000, 200,000 warrants outstanding were exercisable. At March 31, 2000, 2,674,999 shares of the Company's common shares outstanding are reserved for issuance related to stock options and stock purchase warrants.

Pro forma information regarding net income is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options and stock purchase warrants under the fair value method. The fair value for options and warrants granted was estimated at the date of grant or issuance using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 5.72% to 6.18%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 6.552 for options issued prior to the Merger and 1.194 for options and warrants issued subsequent to the Merger and an expected life of the options and warrants of 5 years.

At March 31, 2000, the weighted average exercise price of the options granted and warrants issued during the quarter equaled $6.11 per share and $5.81 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over their respective vesting periods.

                               vFINANCE.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 1999 AND 2000
                                   (UNAUDITED)




7.       STOCK OPTIONS AND STOCK PURCHASE WARRANTS (CONTINUED)

The Company recorded deferred compensation of $187,500 during 1999 in connection with grants of employee stock options with exercise prices lower than the deemed fair value per share of the Company's common stock on the date of the grant. Such amounts are being amortized over the vesting period, and accordingly, $22,500 of compensation expense was amortized in the first quarter ended March 31, 2000 relative to employee options.

On September 27, 1999, the Company entered into a Stock Purchase Agreement with River Rapids LTD which was amended on December 22, 1999, whereby the Company sold to River Rapids LTD 100,000 shares of the Company's common stock at $2.50 per share and granted River Rapids an option to acquire 210,000 shares of common stock at $3.00 per share, 210,000 shares of common stock at $4.00 per share, and 210,000 shares of common stock at $5.00 per share. The options expire on September 27, 2002.

On December 1, 1999, the Company entered into an agreement with a company providing financial consulting services, (the "Financial Services Agreement"). The Financial Services Agreement is for a term of six months with six month renewals based upon mutual consent. The Financial Services Agreement provides for a monthly retainer and a grant of 30,000 stock options which vest at a rate of 5,000 shares per month beginning one month from the date of grant. The options have exercise prices ranging from $4.00 to $6.00 and are exercisable for a period of five years. The Company recorded deferred compensation of $129,300 during 1999 in connection with this grant, and accordingly, $64,850 of compensation expense was amortized in the first quarter ended March 31, 2000 relative to these options.

On December 24, 1999, the Company entered into an agreement to acquire all of the outstanding membership interests of UAC. In conjunction with this acquisition, the Company purchased certain assets on January 3, 2000 and in consideration therefore issued warrants to two employees to purchase 190,000 shares of the Company's common stock at an exercise price of $2.50 per warrant. The warrants are exercisable for a period of five years, at the discretion of the holders. During the first quarter ended March 31, 2000, the Company recorded deferred compensation of $280,000 in connection with the issuance of these warrants at an exercise price that was lower than the deemed fair value per share of the Company's common stock on the date of the issuance. This amount is being amortized over the term of the respective employment agreements, and accordingly, $22,737 of compensation expense was amortized in the first quarter ended March 31, 2000 relating to these warrants.

On March 31, 1999 the Company closed on a $7 million round of private financing (the "Private Placement"). In association with the Private Placement, the Company issued or will issue a total of 929,999 warrants, of which 700,000 warrants were issued to investors in the Private Placement, and 71,666 warrants will be issued and 58,333 warrants were issued to agents and employees for placing the financing
                               vFINANCE.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 1999 AND 2000
                                   (UNAUDITED)




7.   STOCK OPTIONS AND STOCK PURCHASE WARRANTS (CONTINUED)

and 100,000 warrants will be were issued to a company for a finder's fee. The warrants have exercise prices ranging from $2.50 to $7.20 and are exercisable on the earlier of a) one year from the effective date of the registration statement to be filed by the Company covering the securities issued and to be issued to the investors or b) three or four years, as the case may be, as defined in the agreements from the closing date. These warrants were issued to the aforementioned for services related to the Private Placement, and have been accounted for as offering costs net of proceeds received.

                               vFINANCE.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 1999 AND 2000
                                   (UNAUDITED)




8.   EARNINGS PER SHARE

The following table sets forth the computation of pro forma basic and diluted earnings per share (in thousands except per share amounts) for the quarters ended March 31, 1999 and 2000:


                                                                    Three Months Ended,
                                                            ------------------------------------
                                                                1999                     2000
                                                            ------------            ------------
     Numerator:
        Pro forma net income                                $     57,655            $ (1,594,784)
                                                            ============            ============
     Denominator:
     Denominator for basic earnings per share-                 6,955,000               8,414,627
        weighted average shares
     Effect of dilutive securities:
        Options                                                       --               1,345,000
        Warrants                                                      --                 429,999
                                                            ------------            ------------
     Dilutive potential common shares (1)                             --               1,774,999
                                                            ------------            ------------
     Denominator for diluted earnings per share-
      adjusted weighted average shares                         6,955,000              10,189,626
                                                            ============            ============

     Pro forma basic earnings per share                     $        .01            $       (.19)
                                                            ============            ============

     Pro forma diluted earnings per share                   $        .01            $       (.16)
                                                            ============            ============




(1) Stock options aggregating 200,000 shares of common stock and stock purchase warrants aggregating 700,000 shares of common stock were outstanding at March 31, 2000 but were not included in the computation of pro forma diluted earnings per share, because the exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

                               vFINANCE.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 1999 AND 2000
                                   (UNAUDITED)




9.       SUBSEQUENT EVENTS

None

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS


    QUARTER ENDED MARCH 31, 2000 COMPARED TO THE QUARTER ENDED MARCH 31, 1999


STATEMENTS OF OPERATIONS

vFinance.com, Inc. (the "Company") derives revenue from consulting fees and success fees related to providing corporations and high net worth individuals with management and access to capital resources for the purpose of expediting corporate development. Consulting fees are billed to clients based primarily on agreed-upon monthly fees. Success fees are agreed-upon amounts based on the percentage of the total value of a transaction and are contingent upon the successful completion of a specified transaction. Consulting fees are deferred when received and recognized when services are rendered, generally over the life of an agreement. Success fees are recognized when earned, in accordance with the contracts.

The Company also sells two types of memberships to its web site, vFinance.com:

(i) one-year memberships to venture capital vendors who are interested in providing services to other companies or individuals; and (ii) three-month memberships to entrepreneurs who have new business ideas to sell. The sale of each type of membership is recorded as deferred revenue and amortized over the life of the membership. Fees related to such memberships aggregated $38,346 and $9,219 for the quarters ended March 31, 2000 and 1999, respectively, and are included in other fees on the consolidated statements of income.

Operating revenues were $625,419 for the quarter ended March 31, 2000, as compared to $226,928 for the quarter ended March 31, 1999, an increase of $398,491, or 176%. The increase was primarily a result of success fee revenue generated by the Company of $211,200 and an increase in consulting fee revenue of $127,057. The Company did not generate success fees in the first quarter of 1999. Consulting fees were higher than the prior quarter due to a greater number of consulting contracts and a larger monthly billing per contract.

Cost of revenues was $272,754 for the quarter ended March 31, 2000, as compared to $39,703 for the quarter ended March 31, 1999, an increase of $233,051. The increase in cost of revenues is attributable to allocating payroll and incentive based pay associated with consulting and success fee revenue to cost of revenues during the quarter ended March 31, 2000.

General and administrative expenses were $114,183 for the quarter ended March 31, 2000, as compared to $19,599 for the quarter ended March 31, 1999, an increase of $94,584. The increase was primarily due to an increase in telephone expenses of $16,956, an increase in rent expense of $12,493, an increase in advertising and promotions of $11,564 and an increase in filing fees of $11,313.

Payroll and related benefits were $112,460 for the quarter ended March 31, 2000, as compared to none for the quarter ended March 31, 1999. The increase was primarily a result of salaries paid to employees for consulting and web development services. For the quarter ended March 31, 1999, the Company did not pay salaries or bonuses to its employees, because of its limited liability company status.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


Professional fees were $125,614 for the quarter ended March 31, 2000, as compared to $1,850 for the quarter ended March 31, 1999, an increase of $123,764. The increase was primarily due to an increase in legal and accounting fees in association with the preparation of various regulatory filings.

The provision for bad debts was none for the quarter ended March 31, 2000, as compared to a provision for bad debts of $77,076 for the quarter ended March 31, 1999. The Company provides for credit losses at the time it believes accounts receivable may not be collectible. Such evaluation is made and recorded on a monthly basis. Credit losses have not exceeded management's expectations.

Amortization of non-cash deferred compensation aggregating $1,596,344 for the quarter ended March 31, 2000 relates to deferred compensation recorded in connection with 1) shares of stock issued to employees as part of a restricted stock performance plan, 2) shares of stock issued to a contracted consultant for acquisition and advisory services, 3) stock options granted to employees at prices less than fair value, 4) warrants issued at prices less than fair value for the asset purchase in connection with the acquisition of Union Atlantic Capital, L.C. (formerly Pinnacle Capital Group LC) and 5) common stock grants. Compensation expense is recognized over the vesting periods of the related stock options or the terms of the applicable agreements.

Interest income aggregating $1,152 for the quarter ended March 31, 2000 relates to amounts earned with respect to the Company's cash and cash equivalents.

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "ACCOUNTING FOR INCOME TAXES." Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Prior to the Merger, Union Atlantic LC was a Florida limited liability company and reported income for federal income tax purposes as a partnership under the Internal Revenue Code. As a result, the individual partners were taxed on the income of the Company for federal and state income tax purposes. Prior to 1998, the State of Florida did not recognize limited liability company status, and the Company recorded a state income tax provision, including providing for deferred income taxes based on the differences between the tax bases and the financial reporting basis of certain assets and liabilities. During 1998, the State of Florida retroactively changed its laws to recognize limited liability company status. Thus, the Company eliminated its deferred income taxes and recognized such amounts in the statements of income.

The accompanying financial statements reflect an additional provision for federal income taxes on a pro forma basis as if Union Atlantic LC were liable for federal income taxes as a taxable entity for the quarter ended March 31, 1999 and for the period from January 1, 1999 through November 8, 1999 (date of merger of Union Atlantic LC with Peachtree Fiberoptics, Inc.).

LIQUIDITY AND CAPITAL RESOURCES

The Company had $298,921 of cash and cash equivalents at March 31, 2000. For the quarter ended March 31, 2000, net cash provided by operating activities was $252,087 as compared to net cash provided by operating activities of $139,695 for the quarter ended March 31, 1999. Net cash provided by operating activities for the quarter ended March 31, 2000 primarily resulted from an increase in accrued expenses of $255,675, most of which related to an increase in accrued payroll, whereas net cash provided by operating activities for the quarter ended March 31, 1999 related primarily to net income.

Net cash used in investing activities was $21,650 for the quarter ended March 31, 2000, and primarily related to the purchase of equipment.

On March 31, 2000 the Company closed on a $7 million round of private financing (the "Private Placement"). The Private Placement provides for two tranches of funding; the first tranche of approximately $3.5 million was received in escrow at closing and the second tranche of a similar amount is scheduled for infusion within 90 days of the closing. The proceeds from the Private Placement primarily will be used by the Company to acquire or partner with companies that provide business development products and services to the same target market. In addition, the funding will be used to develop fully integrated business units in the areas of research services, multimedia, education, marketplaces for goods, management and "e-commerce" consulting and financial services.

Net cash used in financing activities was $160,000 for the quarter ended March 31, 2000, as compared to $92,033 for the quarter ended March 31, 1999. Such uses primarily related to cash distributions aggregating $160,000 and $130,000 during the quarters ended March 31, 2000 and 1999, respectively.

The Company anticipates that it will need additional debt or equity financing in order to carry out its long-term business strategy. Such strategy may be financed by bank borrowings, public offerings, or private placements of equity or debt securities, or a combination of the foregoing.

The Company does not have any material commitments for capital expenditures.

The Company's operations are not affected by seasonal fluctuations; however, they are to some extent reliant on the continuation of mergers and acquisitions and related financings in the entrepreneurial marketplace.

The Company does not believe its operations have been materially affected by inflation or the recent volatility of the stock markets.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None

Item 2.  CHANGES IN SECURITIES

Effective March 13, 2000, the Company's Certificate of Incorporation was amended to increase the number of shares of common stock the Company is authorized to issue from 20,000,000 to 25,000,000. In addition, effective March 13, 2000 the Company further amended its Certificate of Incorporation designating a "blank check" class of preferred stock with a limitation of 2,500,000 shares as set forth in the Certificate.

On March 31, 2000 (the "Closing Date"), the Company consummated the sale of 1,166,667 shares of its Common Stock, warrants to purchase up to 700,000 shares of Common Stock at an exercise price of $7.20 per share and rights to acquire up to 1,166,667 shares of its Common Stock at a purchase price of $3.00 per share to certain institutional investors. The total gross proceeds to the Company from this transaction were $3,500,000. The warrants are exercisable for a period commencing on the Closing Date and expiring on the earlier to occur of: (i) one year from the effective date of the registration statement to be filed by the Company covering the securities issued and to be issued to the investors, or
(ii) four years from the Closing Date. The rights to acquire the Common Stock are exercisable for a period commencing six months from, and expiring one year after, the Closing Date. The Company and the same institutional investors have committed to close a second round of financing ("Second Closing") in the amount of $3,500,000. At the Second Closing, the investors will receive an additional 1,166,667 shares of Common Stock and rights to purchase an additional 1,166,667 shares Common Stock at a purchase price of $3.00 per share. Such rights will be exercisable for a period commencing six months from, and expiring one year after, the date of grant. The placement agent for the transaction received a placement agent fee and warrants to purchase up to 58,333 shares of Common Stock at an exercise price of $6.00 per share. The warrants are exercisable until three years after the Closing Date. Within 60 days after the Closing Date, the Company has agreed to file a registration statement with the Securities and Exchange Commission (the "SEC") covering the securities issued and to be issued to the investors and the placement agent. After the registration statement is declared effective by the SEC, the Company and the investors will consummate the Second Closing. For a period of six months from the Closing Date, the investors have a right to purchase on a pro-rata basis any future equity or equity-linked securities offered by the Company in any subsequent private offerings. The securities issued to the investors were exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act.

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

On January 3, 2000, the Company acquired certain fixed and intangible assets from Steve Jacobs and Mauricio Borgonovo used in connection with the business operations of two former principals of Union Atlantic Capital, LC. The consideration consisted of the issuance of stock purchase warrants giving the holders the right to purchase 190,000 shares of Common Stock at an exercise price of $2.50 per share. The warrants issued to Messrs. Jacobs and Borgonovo were exempt from registration pursuant to Section 4(2) of the Securities Act.



Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Written consent of the holders of a majority interest of the voting capital stock of the Company dated as of March 13, 2000 approving the amendments to the Certification of Incorporation to increase the number of shares of common stock the Company is authorized to issue from 20,000,000 to 25,000,000 and designating a "blank check" class of preferred stock with a limitation of 2,500,000 shares as set forth in the Certificate.


Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Financial Data Schedule

(b)      Reports on Form 8-K


         On January 24, 2000 the Company filed Form 8-K/A with respect to the report dated November 8, 1999.

                                   SIGNATURES


In accordance with section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Signature                               Title                              Date
    ---------                               -----                              ----

By: Leonard J. Sokolow
    ------------------------       Chief Executive Officer                 May 15, 2000
    Leonard J. Sokolow             and Vice Chairman of
                                   the Board of Directors


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                               Title                              Date
    ---------                               -----                              ----

By: Leonard J. Sokolow
    -----------------------        Chief Executive Officer                 May 15, 2000
    Leonard J. Sokolow             and Vice Chairman of
                                   the Board of Directors



By: Timothy Mahoney
   ------------------------        Chief Operating Officer                 May 15, 2000
   Timothy Mahoney                 and Chairman of the
                                   Board of Directors



By: D. Carr Moody
   -----------------------         Chief Financial Officer                 May 15, 2000
   D. Carr Moody
