Form 10QSB
period 2000-06-30
VFINANCE COM
filed 2000-08-14
CIK 890285

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2000:

                                   10,866,900

Transitional Small Business Disclosure Format (Check one): Yes [ ];  No [X]

                                      INDEX

                                vFINANCE.COM, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets - December 31, 1999 and June 30, 2000  (Unaudited)

Consolidated Statements of Operations for the three months and six months ended
June 30, 1999 and 2000 (Unaudited)

Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 2000 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. CHANGES IN SECURITIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Signatures


                               vFINANCE.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                December 31,              June 30,
                                                                    1999                    2000
                                                                -----------             -----------

ASSETS
  Current assets:
  Cash and cash equivalents                                     $   228,484             $ 2,960,537
  Accounts receivable                                               233,306                 200,207
  Other assets                                                        2,150                   7,962
                                                                -----------             -----------

Total current assets                                                463,940               3,168,706

Investments, securities                                                  --                 180,000

Furniture and equipment, at cost:
  Furniture and equipment                                             6,576                  54,964
  Internal use software                                             104,164                 113,081
                                                                -----------             -----------

                                                                    110,740                 168,045
Less accumulated depreciation                                       (89,061)               (104,417)
                                                                -----------             -----------

Net furniture and equipment                                          21,679                  63,628

Goodwill, net of accumulated amortization                            35,000                  25,786
                                                                -----------             -----------
Total assets                                                    $   520,619             $ 3,438,120
                                                                ===========             ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $   103,445             $   105,217
  Accrued expenses                                                   75,061                 230,611
  Deferred revenue                                                    7,063                      --
  Distributions payable to Primary Shareholders                     172,586                      --
  Advanced client costs                                              35,362                  20,711
                                                                -----------             -----------
Total current liabilities                                           393,517                 356,539

Shareholders' equity:
  Preferred stock, $.01 par value, 2,500,000
    shares authorized, no shares issued and outstanding                  --                      --
  Common stock, $0.01 par value, 20,000,000
    and 25,000,000 shares authorized, 9,099,400 and
    10,866,900 shares issued and outstanding as of
    December 31, 1999 and June 30, 2000, respectively                90,994                 108,669
  Additional paid-in-capital on common stock                      3,921,690               8,941,239
  Deferred compensation                                          (3,584,732)             (2,241,437)
  Accumulated deficit                                              (300,850)             (3,726,890)
                                                                -----------             -----------
Total shareholders' equity                                          127,102               3,081,581
                                                                -----------             -----------
Total liabilities and shareholders' equity                      $   520,619             $ 3,438,120
                                                                ===========             ===========




                             See accompanying notes
                              vFINANCE.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three Months Ended June 30,                 Six Months Ended June 30,
                                                        -----------------------------             -----------------------------
                                                            1999              2000                    1999              2000
                                                        -----------       -----------             -----------       -----------
Revenues:
  Success fees                                          $        --       $   757,800             $        --       $   969,000
  Consulting fees                                           243,251           520,600                 460,960           865,366
  Other fees                                                  5,874            64,326                  15,093           133,779
                                                        -----------       -----------             -----------       -----------
 Total revenues                                             249,125         1,342,726                 476,053         1,968,145

Cost of revenues:
  Success                                                        --           779,281                      --           965,224
  Consulting                                                 26,921           150,962                  62,724           237,773
                                                        -----------       -----------             -----------       -----------
Gross profit                                                222,204           412,483                 413,329           765,148

General and administrative expenses                          24,812           154,355                  48,309           268,537
Payroll and related benefits                                     --           154,139                      --           266,598
Professional fees                                             8,500            96,188                  10,350           221,802
Provision for bad debts                                          --            15,000                  77,076            15,000
Amortization of non-cash deferred compensation                   --         1,863,622                      --         3,459,966
                                                        -----------       -----------             -----------       -----------

Operating income (loss)                                     188,892        (1,870,821)                277,594        (3,466,755)

Interest income                                                  --            27,458                      --            28,611
                                                        -----------       -----------             -----------       -----------

Net income (loss)                                       $   188,892       $(1,843,363)            $   277,594       $(3,438,144)
                                                        ===========       ===========             ===========       ===========

Pro forma provision for federal income taxes                 66,112                --                  97,158                --
                                                        -----------       -----------             -----------       -----------

Pro forma net income (loss)                             $   122,780       $(1,843,363)            $   180,436       $(3,438,144)
                                                        ===========       ===========             ===========       ===========

Pro forma earnings (loss) per share:
 Basic                                                  $      0.02       $     (0.19)            $      0.03       $     (0.38)
                                                        ===========       ===========             ===========       ===========

Weighted average number of common shares used
 in computing basic earnings per share                    6,955,000         9,630,181               6,955,000         9,022,404
                                                        ===========       ===========             ===========       ===========

 Diluted                                                $      0.02       $     (0.19)            $      0.03       $     (0.38)
                                                        ===========       ===========             ===========       ===========

Weighted average number of common shares used
 in computing diluted earnings per share                  6,955,000         9,630,181               6,955,000         9,022,404
                                                        ===========       ===========             ===========       ===========



                             See accompanying notes
                               vFINANCE.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        Six Months Ended June 30,
                                                                  -----------------------------------
                                                                      1999                     2000
                                                                  -----------             -----------
OPERATING ACTIVITIES
Net income (loss)                                                 $   277,594             $(3,438,144)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation and amortization                                         3,791                  25,818
  Bad debts                                                            77,076                  15,000
  Marketable securities received in lieu of cash
   payment for services                                                    --                (180,000)
  Amortization of deferred compensation                                    --               3,459,966
  Changes in assets and liabilities:
    Accounts receivable                                               (82,555)                 18,099
    Other assets                                                       (2,148)                 (5,812)
    Accounts payable                                                  (33,375)                  1,772
    Accrued expenses                                                   (3,795)                180,385
    Advanced client costs                                              (2,989)                (14,651)
    Deferred revenues                                                      --                  (7,063)
                                                                  -----------             -----------
Net cash provided by operating activities                             233,599                  55,370

INVESTING ACTIVITIES
Purchase of equipment                                                      --                 (53,553)
                                                                  -----------             -----------

Net cash used in investing activities                                      --                 (53,553)

FINANCING ACTIVITIES
  Repayment of note payable                                           (16,668)                     --
  Proceeds from issuance of common
    stock, net of registration costs                                   49,634               2,902,822
  Distributions to former partners                                   (240,000)               (172,586)
                                                                  -----------             -----------

Net cash provided by (used in) financing activities                  (207,034)              2,730,236

Increase in cash and cash equivalents                                  26,565               2,732,053
Cash and cash equivalents at beginning of period                        9,485                 228,484
                                                                  -----------             -----------

Cash and cash equivalents at end of period                        $    36,050             $ 2,960,537
                                                                  ===========             ===========

                             See accompanying notes
                               vFINANCE.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 2000
                                   (UNAUDITED)



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

Union Atlantic Capital, L.C. ("UAC") is a broker-dealer registered with the Securities and Exchange Commission and is a member of the National Association of Security Dealers (NASD). UAC provides the placement of both debt and equity securities with institutional investors. The completion of this acquisition transferring the broker/dealer license is subject to approval of the change of ownership by the National Association of Securities Dealers, Inc. ("NASD"). This approval is currently pending (see Note 2--Acquisitions).

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

                               vFINANCE.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000
                                   (UNAUDITED)



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

UAL and UAC periodically receive equity instruments and warrants from companies for which they performs services, in addition to the cash paid for such services. Primarily all of the equity instruments, which have no readily available market value, are in private companies or small public companies. Equity interests and warrants for which there is not sufficient demand are valued based on factors such as significant equity financing by sophisticated, unrelated new investors, a history of positive cash flow from operations, the market value of comparable publicly traded companies (discounted for illiquidity) and other pertinent factors. Management also considers recent offers to purchase a portfolio company's securities and the filings of registration statements in connection with a portfolio company's initial public offering when valuing warrants. Prior to the merger, upon receipt of such equity instruments all such instruments were immediately distributed to the UAL partners, in accordance with the distribution terms of the UAL Operating Agreement.

For equity instruments and warrants received in public companies, UAL and UAC recognize revenue equal to the fair value on the date of receipt, discounted for any defined restrictions on the equity instruments or warrants. During 1999, but prior to the Merger, $17,312 of revenue was recognized by UAL in connection with equity instruments received from public companies. Such instruments were distributed to UAL's members upon receipt.

During the three months ended June 30, 1999 and 2000, UAL and UAC received equity investments from no companies and five companies, respectively. Due to the factors indicated above, no revenue was recognized in connection with the receipt of equity instruments in the quarter ended June 30, 1999. However, in the quarter ended June 30, 2000, UAL and UAC recorded a total of $180,000 in revenue in association with the receipt of certain preferred shares that were issued by a public entity to UAL and UAC for services performed. UAL and UAC have recorded accrued commissions related to the distribution of some or all of such equity instruments to employees involved with the related transaction.

At June 30, 2000, certain transactions in process may result in UAL and UAC receiving equity instruments as discussed above.

                               vFINANCE.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000
                                   (UNAUDITED)



1.       SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

VFin sells two types of memberships to its website: (i) one year memberships to venture capital vendors, who are interested in providing services to other companies or individuals; and (ii) three-month memberships to entrepreneurs who have new business ideas to sell. The sale of each type of membership is recorded as deferred revenue and amortized over the life of the membership. VFin's revenues are concentrated primarily in the United States but are not concentrated in any particular region of the country or with any individual or group. Fees related to such memberships are included in "other fees" in the statements of operations for the three months ended June 30, 1999 and 2000.

Primarily all membership sales are consummated using an on-line credit card processing service, which performs routine credit verification. VFin does not require collateral and receives payment directly from the credit card company. While there is potential for credit losses, there were no credit losses for the three months ended June 30, 1999 and 2000.

HTM Logic was the original owner and designer of the vFinance.com website prior to VFin's acquisition of such website and maintains a legend on the website indicating as such. The terms of the purchase agreement related to VFin's acquisition of the website provided that VFin would receive a referral fee equal to 25% of all income earned by HTM Logic from business generated as a result of the website legend. No such revenue was earned by VFin for the three months ended June 30, 1999 and 2000.

                               vFINANCE.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000
                                   (UNAUDITED)



1.       SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts have been eliminated in consolidation.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. Total advertising expense amounted to none and $1,058 for the three months ended June 30, 1999 and 2000, respectively.

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

FINANCIAL INSTRUMENTS

The fair values of the Company's financial instruments, which includes cash and cash equivalents, accounts receivable, securities, accounts payable, accrued expenses, notes payable and advanced client costs approximate their carrying values.

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash with high quality financial institutions.

                               vFINANCE.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000
                                   (UNAUDITED)



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

The accompanying financial statements reflect an additional provision for federal income taxes on a pro forma basis as if UAL were liable for federal income taxes as a taxable entity for the three months and six months ended June 30, 1999.

DISTRIBUTIONS TO UAL PARTNERS

Prior to the Merger, UAL made frequent cash distributions to its partners based on cash flow availability. These distributions were occasionally in the form of accounts receivable collected by the partners. In order to maintain equity balances approximately equal to the original percentages set forth in the UAL Operating Agreement, UAL periodically made non-cash adjustments to the equity accounts upon the consent of the partners. Prior to the Merger, UAL declared distributions payable to two of its three partners equal to substantially all of UAL's retained earnings. At June 30, 2000, no distributions were owed to the former UAL partners.

                               vFINANCE.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000
                                   (UNAUDITED)



1.       SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

STATEMENT OF CASH FLOWS

Non-cash items affecting the Consolidated Statements of Cash Flows are as follows:

                                                          June 30, 1999    June 30, 2000
                                                          -------------    -------------
Purchase of equipment with stock purchase warrants                  --      $    5,000

Change in fair market value of restricted stock issued
 to employees and shareholders                                      --       2,116,671

Conversion of payable to equity                                     --          12,731

Conversion of client advances to equity                             --          12,104
                                                            ----------      ----------

                                                                    --      $2,146,506
                                                            ==========      ==========


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

                               vFINANCE.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000
                                   (UNAUDITED)

2.       ACQUISITIONS

On December 24, 1999, the Company acquired the membership interests of Pinnacle Capital Group, L.C., which has changed its name to Union Atlantic Capital, L.C., for $40,000. The acquisition was accounted for under the purchase method of accounting. The consideration consisted of the issuance of stock purchase warrants giving the holders the rights to purchase 10,000 shares of the Company's common stock at an exercise price of $2.50 per warrant. The warrants had a fair value, based on the Black-Scholes model, of $4.00 per warrant. The warrants vest immediately and are exercisable for a period of five years, at the discretion of the holders. The Company allocated the purchase price based on the fair value of the assets acquired (cash aggregating $5,000) with the remainder of such purchase price allocated to goodwill. Goodwill related to this acquisition is being amortized over two years concurrent with the terms of certain employment agreements entered into with the former partners. The completion of this acquisition transferring the broker/dealer license is subject to approval of the change of ownership by the NASD. This approval is currently pending. UAC holds a broker/dealer license and is located in Miami, Florida.

3.       RELATED PARTY TRANSACTIONS

UAL had managed, through a subsidiary, an offshore venture capital fund (the "Fund"). The Fund is no longer active. The Fund's investors include the Primary Shareholders of the Company, as defined herein below. In April 1998, the Fund loaned the Company $25,000 through a verbal agreement. The loan did not bear interest and did not have a specified due date. On December 31, 1999, the Company converted the outstanding balance of $25,000 into 8,400 shares of the Company's common stock at an effective per share price of $2.98, in accordance with the terms of the conversion agreement. The fair market value of the stock on the date of issuance was $4.19 per share. Accordingly, the Company recognized $10,164 as non-cash compensation expense in 1999, equal to the difference between the contractually agreed upon price per share and the market price per share at the date of conversion.

VFin executed a management agreement (the "Management Agreement") with a former shareholder of MD Information Systems (the "Managing Agent"), the previous owner of the vFinance.com website. Under the terms of the Management Agreement, the Managing Agent was appointed President and Chief Executive Officer of VFin with the authority to manage its operations. The Managing Agent received $9,000 of fees for the three months ended June 30, 1999. On December 31, 1999, the Management Agreement and the Managing Agent were terminated.

The former shareholder of MD Information System was granted 100,000 stock options in VFin. In connection with the Merger such stock options were converted into 20,000 shares of the Company's common stock at fair value, accordingly, no compensation expense was recorded in connection with such conversion.

                               vFINANCE.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000
                                   (UNAUDITED)



3.       RELATED PARTY TRANSACTIONS (CONTINUED)

On November 8, 1999, the Company entered into three year employment agreements (the "Agreements") with the Company's Chief Executive Officer and Vice Chairman, who is the beneficial owner of 29% of the total outstanding common shares of the Company and the Company's Chief Operating Officer and Chairman, who is the beneficial owner of 29% of the total outstanding common shares of the Company (collectively the "Primary Shareholders"). Under the terms of the Agreements, which are renewable as directed by a majority vote of the board of directors, each individual shall receive (i) an initial base salary of $150,000 per annum for the first year with a 5% increase per annum beginning one year from the date of the Agreements (the Company's board of directors may increase such salaries at their discretion); (ii) discretionary bonuses as determined by the Company's board of directors primarily based on each individuals' performance; and (iii) incentive compensation paid monthly equal to Available Cash, as defined, primarily based on performance of the UAL and the Company. The Agreements also contain provisions related to severance and change of control upon the occurrence of certain events.

4.       ADVANCED CLIENT COSTS

As part of its operations, UAL's employees incur expenses that are reimbursable by its clients. These expenses are submitted for reimbursement by the employees and are recorded as an account receivable from the client and a liability to the employee. The employee is paid within 30 days of submitting the expenses for reimbursement. Prior to May 5, 2000, employees were not paid for their expenses until the respective receivables were received from the client. Advance client costs aggregating $20,711 were recorded at June 30, 2000.

5.       INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes.

Net operating loss carryforwards totaled $11,697 at June 30, 2000. The net operating loss carryforwards will begin to expire in the year 2019 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at June 30, 2000 due to the uncertainty of realizing the deferred income tax assets.

                               vFINANCE.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000
                                   (UNAUDITED)

6.       EMPLOYMENT AGREEMENTS

On December 17, 1999, the Company entered into employment agreements with three individuals. In connection with the employment agreements, the Company issued 773,500 shares of its common stock. However, the shares are subject to divestment and return to the Company in the event and to the extent that certain performance criteria and/or other employment conditions are not met. The shares issued to the employees are being held in escrow and will be held in escrow until (i) cessation of the employee's employment with the Company prior to December 31, 2000, in which event all of the shares would be immediately returnable to the Company or (ii) the employee fails to meet certain cash revenue goals by February 15, 2001, as defined by the employment agreements, in which event the shares, or a percentage of such shares, would be immediately returnable to the Company, based on a formula contained in each employment agreement.

The employment agreements have been accounted for as restricted stock performance plans. In a restricted stock performance plan, the nature of the restriction results in the compensation cost being measured at the date when the number of shares to be awarded is known. Consequently, the measurement of compensation at the date the performance criteria are met, measures the ultimate compensation to be recognized by the Company. These employment agreements are variable plans, therefore, interim estimates of compensation are required based on the fair market value of the common stock as of the end of the reporting period and the extent or degree of compliance with the performance criteria. Accordingly, in connection with the employment agreements, the Company initially recorded deferred compensation aggregating $3,828,825, based on the fair market value of the Company's common stock at December 17, 1999. At June 30, 2000, the Company reduced the deferred compensation balance to $2,562,219 based on the fair market value of the Company's common stock at June 30, 2000. Compensation expense for the restricted stock performance plan of $272,495 was recognized for the three months ended June 30, 2000.

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

                               vFINANCE.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000
                                   (UNAUDITED)



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

A summary of the stock option activity for the six months ended June 30, 2000 is as follows:

                                  Weighted
                                   Average         Number              Exercise
                                  Exercise           of                Price Per
                                   Price           Shares               Option
                                 ---------       ----------          -----------
Outstanding options at
 December 31, 1999                $ 4.19         1,065,000            $2.50-$6.00

         Granted                  $ 5.81         1,615,000            $3.75-$7.50
                                                 ---------
Outstanding options at
  June 30, 2000                                  2,680,000
                                                 =========



A summary of the warrant activity for the six months ended June 30, 2000 is as follows:

                                  Weighted
                                   Average         Number              Exercise
                                  Exercise           of                Price Per
                                   Price           Shares               Option
                                 ---------       ----------          -----------
 Outstanding warrants at
  December 31, 1999               $ 2.50           100,000               --    --

      Granted                     $ 5.84         1,119,999            $2.50-$7.20
                                                 ---------
Outstanding warrants at
 June 30, 2000                                   1,129,999
                                                 =========


                               vFINANCE.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000
                                   (UNAUDITED)


7.       STOCK OPTIONS AND STOCK PURCHASE WARRANTS (CONTINUED)

The following table summarizes information concerning stock options outstanding at June 30, 2000:


          Weighted
          Average
          Exercise                      Number
           Price                      Outstanding
          --------                    -----------

          2.50                          75,000
          3.00                         210,000
          3.75                          20,000
          4.00                         220,000
          4.13                          30,000
          4.25                          75,000
          4.95                         300,000
          5.00                         490,000
          5.63                          50,000
          5.85                       1,000,000
          6.00                          10,000
          7.50                         200,000
                                     ---------
                                     2,680,000
                                     =========

The following table summarizes information concerning stock warrants outstanding at June 30, 2000:

          Weighted
          Average
          Exercise                      Number
           Price                      Outstanding
          --------                    -----------

            2.50                       300,000
            6.00                       129,999
            7.20                       700,000
                                     ---------
                                     1,129,999
                                     =========
                               vFINANCE.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000
                                   (UNAUDITED)



7.       STOCK OPTIONS AND STOCK PURCHASE WARRANTS (CONTINUED)

Options granted to employees are exercisable according to the terms of each agreement, ranging from one month to four years. At June 30, 2000, 962,500 options outstanding were exercisable. At June 30, 2000, 200,000 warrants outstanding were exercisable. At June 30, 2000, 3,809,999 shares of the Company's common shares outstanding are reserved for issuance related to stock options and stock purchase warrants.

Pro forma information regarding net income is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options and stock purchase warrants under the fair value method. The fair value for options and warrants granted was estimated at the date of grant or issuance using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 5.72% to 6.52%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 6.552 for options issued prior to the Merger and 1.194 to 1.904 for options and warrants issued subsequent to the Merger and an expected life of the options and warrants of 5 years.

At June 30, 2000, the weighted average exercise price of options granted during the quarter was $5.68 per share. No warrants were issued during the quarter. For purposes of pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over their respective vesting periods.

At June 30, 2000, the weighted average exercise price of options granted and warrants issued during the six months ended June 30, 2000 was $5.81 per share and $5.84 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over their respective vesting periods.

The Company recorded deferred compensation of $187,500 during 1999 in connection with grants of employee stock options with exercise prices lower than the deemed fair value per share of the Company's common stock on the date of the grant. Such amounts are being amortized over the vesting period, and accordingly, $22,500 of compensation expense was amortized in the quarter ended June 30, 2000 relative to employee options.

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

On December 1, 1999, the Company entered into an agreement with a company providing financial consulting services, (the "Financial Services Agreement"). The Financial Services Agreement is for a term of six months with six-month renewals based upon mutual consent. The Financial Services Agreement provides for a monthly retainer and a grant of 30,000 stock options, which vest at a rate of 5,000 shares per month beginning one month from the date of grant. The options have exercise prices ranging from $4.00 to $6.00 and are exercisable for a period of five years. The Company recorded deferred compensation of $129,300 during 1999 in connection with this grant, and accordingly, $64,650 of compensation expense was amortized in the second quarter ended June 30, 2000 relative to these options.

                               vFINANCE.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000
                                   (UNAUDITED)



7.       STOCK OPTIONS AND STOCK PURCHASE WARRANTS (CONTINUED)

On December 24, 1999, the Company entered into an agreement to acquire all of the outstanding membership interests of UAC. In conjunction with this acquisition, the Company purchased certain assets on January 3, 2000 and in consideration therefore issued warrants to two employees to purchase 190,000 shares of the Company's common stock at an exercise price of $2.50 per warrant. The warrants are exercisable for a period of five years, at the discretion of the holders. During the first quarter ended March 31, 2000, the Company recorded deferred compensation of $280,000 in connection with the issuance of these warrants at an exercise price that was lower than the deemed fair value per share of the Company's common stock on the date of the issuance. This amount is being amortized over the term of the respective employment agreements, and accordingly, $23,248 of compensation expense was amortized in the quarter ended June 30, 2000 relating to these warrants.

On March 31, 2000 the Company closed on the first tranche of a $7 million round of private financing (the "Private Placement"). In association with the Private Placement, the Company issued a total of 929,999 warrants, of which 700,000 warrants were issued to investors in the Private Placement, 71,666 warrants were issued to agents, 58,333 warrants were issued to employees for placing the financing and 100,000 warrants were issued to a company for a finder's fee. The warrants have exercise prices ranging from $2.50 to $7.20 and are exercisable on the earlier of a) one year from the effective date of the registration statement filed by the Company covering the securities issued and to be issued to the investors or b) three or four years, as the case may be, as defined in the agreements from the closing date. These warrants were issued to the aforementioned for services related to the Private Placement, and have been accounted for as offering costs net of proceeds received.

                               vFINANCE.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000
                                   (UNAUDITED)



8.       EARNINGS PER SHARE

The following table sets forth the computation of pro forma basic and diluted earnings per share (in thousands except per share amounts) for the three month periods ended June 30, 1999 and 2000 and the six month periods ended June 30, 1999 and 2000:

                                                             Three Months Ended                          Six Months Ended
                                                                  June 30,                                   June 30,
                                                       ---------------------------                ----------------------------
                                                              1999            2000                       1999             2000
                                                       -----------     -----------                -----------      -----------
Numerator:
   Pro forma net income (loss)                         $   122,780     $(1,843,363)               $   180,436      $(3,438,144)
                                                       ===========     ===========                ===========      ===========
Denominator:
Denominator for basic earnings per share-                6,955,000       9,630,181                  6,955,000        9,022,404
   weighted average shares
Effect of dilutive securities:
   Options                                                      --              --                         --               --
   Warrants                                                     --              --                         --               --
                                                       -----------     -----------                -----------      -----------
Dilutive potential common shares (1)                            --              --                         --               --
                                                       -----------     -----------                -----------      -----------
Denominator for diluted earnings per share-
 adjusted weighted average shares                        6,955,000       9,630,181                  6,955,000        9,022,404
                                                       ===========     ===========                ===========      ===========

Pro forma basic earnings per share                     $       .02     $      (.19)               $       .03      $      (.38)
                                                       ===========     ===========                ===========      ===========

Pro forma diluted earnings per share                   $       .02     $      (.19)               $       .03      $      (.38)
                                                       ===========     ===========                ===========      ===========



                               vFINANCE.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999 AND 2000
                                   (UNAUDITED)


9.       SUBSEQUENT EVENTS

On July 27, 2000, the National Association of Securities Dealers, Inc. approved the change in ownership and addition of a branch office of Union Atlantic Capital, L.C. This approval completes the acquisition of the broker-dealer and the transfer of the broker/dealer license, accordingly.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE
                        THREE MONTHS ENDED JUNE 30, 1999
                                      AND
                 SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE
                         SIX MONTHS ENDED JUNE 30, 1999



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

The Company also sells two types of memberships to its web site, vFinance.com:

(i) one-year memberships to venture capital vendors who are interested in providing services to other companies or individuals; and (ii) three-month memberships to entrepreneurs who have new business ideas to sell. The sale of each type of membership is recorded as deferred revenue and amortized over the life of the membership. Fees related to such memberships were $48,793 and $87,139 for the three and six months ended June 30, 2000. Fees related to such memberships were $5,874 and $15,093 for the three and six months ended June 30, 1999. Such fees are included in "other fees" in the consolidated statements of income.

Total revenues were $1,342,726 for the three months ended June 30, 2000, as compared to $249,125 for the comparable period in 1999, an increase of $1,093,601, or 439%. Total revenues were $1,968,145 for the six months ended June 30, 2000, as compared to $476,053 for the comparable period in 1999, an increase of $1,492,092, or 313%. The increases noted above were primarily a result of success fee revenue generated by the Company of $757,800 and $969,000 for the three and six months ended June 30, 2000, and an increase in consulting fee revenue of $277,349 and $404,406 for the three and six months ended June 30, 2000, versus the comparable periods in 1999. The Company did not generate success fees in the first and second quarters of 1999. Consulting fees were higher than the prior quarters due to a greater number of consulting contracts and a larger monthly billing per contract.

Cost of revenues was $930,243 for the three months ended June 30, 2000, as compared to $26,921 for the comparable period in 1999, an increase of $903,322. Cost of revenues was $1,202,997 for the six months ended June 30, 2000, as compared to $62,724 for the comparable period in 1999, an increase of $1,140,273. The increase in cost of revenues for the three and six months ended June 30, 2000 is attributable to an overall increase in success fee revenue and consulting revenue, with an allocation of certain payroll and incentive based pay to cost of revenues.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)




STATEMENTS OF OPERATIONS (continued)

General and administrative expenses were $154,355 and $268,537 for the three and six months ended June 30, 2000, versus $24,812 and $48,309 for the comparable 1999 periods, reflecting increases of $129,543 and $220,228, respectively. The increases were primarily due to increases in telephone expenses, rent expense, office supplies, advertising and promotions and filing fees.

Payroll and related benefits were $154,139 and $266,598 for the three and six months ended June 30, 2000, versus none for the comparable 1999 periods. The increases were primarily a result of salaries paid to employees who generated consulting, investment banking and web development revenues. For the three and six months ended June 30, 1999, the Company did not pay salaries or bonuses to its employees, because of its limited liability company status.

Professional fees were $96,188 and $221,802 for the three and six months ended June 30, 2000, as compared to $8,500 and $10,350 for the comparable 1999 periods, reflecting increases of $87,688 and $211,452, respectively. The increases were primarily due to increases in legal and accounting fees in association with the preparation of various regulatory filings.

The provision for bad debts was $15,000 for the three and six months ended June 30, 2000, versus a provision for bad debts of none and $77,076 for the comparable 1999 periods. The Company provides for credit losses at the time it believes accounts receivable may not be collectible. Such evaluation is made and recorded on a monthly basis. Credit losses have not exceeded management's expectations.

Amortization of non-cash deferred compensation aggregating $1,863,622 and $3,459,966 for the three and six months ended June 30, 2000 relates to deferred compensation recorded in connection with 1) shares of stock issued to employees as part of a restricted stock performance plan, 2) shares of stock issued to contracted consultants for acquisition and advisory services, 3) stock options granted to employees at prices less than fair value, 4) warrants issued at prices less than fair value for the asset purchase in connection with the acquisition of Union Atlantic Capital, L.C. (formerly Pinnacle Capital Group LC) and 5) other common stock issuances. Compensation expense is recognized over the vesting periods of the related stock options or the terms of the applicable agreements.

Interest income equaling $27,458 and $28,611 for the three and six months ended June 30, 2000 relates to amounts earned on the Company's cash balances, which primarily relate to funds received from the Private Placement, with various banks and institutions.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)



STATEMENTS OF OPERATIONS (continued)

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

The accompanying financial statements reflect an additional provision for federal income taxes on a pro forma basis as if Union Atlantic LC were liable for federal income taxes as a taxable entity for the three and six months ended June 30, 1999 and for the period from January 1, 1999 through November 8, 1999 (date of merger of Union Atlantic LC with Peachtree Fiberoptics, Inc.).

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company had $2,960,537 and $228,484 of cash and cash equivalents at June 30, 2000 and 1999, respectively. Cash and cash equivalents increased by $2,732,053 and $26,565 during the six months ended June 30, 2000 and 1999, respectively. The major components of these changes are discussed below.

For the six months ended June 30, 2000, net cash provided by operating activities was $55,370, versus $233,599 for the comparable period in 1999. Net cash provided by operating activities for the six months ended June 30, 2000 primarily resulted from pro forma net income (excluding the amortization of deferred compensation) and a decrease in accounts receivable of $21,822 and $18,099, respectively, whereas net cash provided by operating activities for the six months ended June 30, 1999 related primarily to pro forma net income of $277,594.

For the six months ended June 30, 2000, net cash used in investing activities was $53,553, versus none for the comparable period in 1999. Net cash used in investing activities for the six months ended June 30, 2000 related to the purchase of equipment.

On March 31, 2000 the Company closed on a $7 million round of private financing (the "Private Placement"). The Private Placement provides for two tranches of funding; the first tranche of approximately $3.5 million was received in escrow at closing and the second tranche of a similar amount is scheduled for infusion in August of 2000. The proceeds from the Private Placement primarily will be used by the Company to acquire or partner with companies that provide business development products and services to the same target market. In addition, the funding will be used to develop fully integrated business units in the areas of research services, multimedia, education, marketplaces for goods, management and "e-commerce" consulting and financial services.

For the six months ended June 30, 2000, net cash provided by financing activities was $2,730,236, versus net cash used in financing activities of $207,034 for the comparable period in 1999. Net cash provided by financing activities for the six months ended June 30, 2000 primarily related to proceeds from the issuance of common stock with respect to the Private Placement, net of distributions to former partners of UAL. Net cash used in financing activities for the six months ended June 30, 1999 primarily related to cash distributions to former partners of UAL. Cash distributions to former partners of UAL were $172,586 and $240,000 for the six months ended June 30, 2000 and 1999, respectively.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None

Item 2.  CHANGES IN SECURITIES

         (1) On March 31, 2000 (the "Closing Date"), the Company consummated the sale of 1,166,667 shares of its $.01 par value common stock ("Common Stock"), warrants to purchase up to 700,000 shares of Common Stock at an exercise price of $7.20 per share and rights to acquire up to 1,166,667 shares of its Common Stock at a purchase price of $3.00 per share to certain institutional investors. The total gross proceeds to the Company from this transaction were $3,500,000. The warrants are exercisable for a period commencing on the Closing Date and expiring on the earlier to occur of: (i) one year from the effective date of the registration statement to be filed by the Company covering the securities issued and to be issued to the investors, or (ii) four years from the Closing Date. The rights to acquire the Common Stock are exercisable for a period commencing six months from, and expiring one year after, the Closing Date.

         The Securities and Exchange Commission (the "SEC") declared effective a registration statement covering the securities issued and to be issued to the investors and the placement agent for this transaction on July 31, 2000. The Company and the same institutional investors will close a second round of financing ("Second Closing") in the amount of $3,500,000 in August of 2000. At the Second Closing, the investors will receive an additional 1,166,667 shares of Common Stock and rights to purchase an additional 1,166,667 shares Common Stock at a purchase price of $3.00 per share. Such rights will be exercisable for a period commencing six months from, and expiring one year after, the date of grant. The placement agent for the transaction received a placement agent fee and warrants to purchase up to 58,333 shares of Common Stock at an exercise price of $6.00 per share. The warrants are exercisable until three years after the Closing Date. For a period of six months from the Closing Date, the investors have a right to purchase on a pro-rata basis any future equity or equity-linked securities offered by the Company in any subsequent private offerings. The securities issued to the investors were exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act of 1933, as amended ("Securities Act").

         (2) Effective April 1, 2000, the Company entered into a Consulting Agreement with The Del Mar Consulting Group, Inc. ("Del Mar") in which the Company agreed to issue to Del Mar 333,333 shares of its Common Stock in exchange for services rendered by Del Mar from April 1, 2000 to June 20, 2000. The shares issued to Del Mar were exempt from registration pursuant to Section 4(2) of the Securities Act.

         (3) On May 5, 2000, the Company entered into a Consulting Agreement with Phillip W. Johnston effective as of January 3, 2000 in which the Company agreed to issue to Mr. Johnston 145,000 shares of Common Stock in consideration for services rendered by Mr. Johnston for the period January 3, 2000 to April 30, 2000. The shares issued to Mr. Johnston were exempt from registration pursuant to Section 4(2) of the Securities Act.

         (4) On June 12, 2000, the Company entered into a Consulting Agreement with Steven Krause in which the Company agreed to issue to Mr. Krause 50,000 shares of its Common Stock in exchange for services rendered by Mr. Krause from April 1, 2000 to the date of the Consulting Agreement. The shares issued to Mr. Krause were exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit No.        Description
         -----------        -----------

             10.1 Consulting Agreement between the Company and The Del Mar Consulting Group, Inc. dated as of
                            April 1, 2000

             27             Financial Data Schedule

(b)      Reports on Form 8-K

         On April 13, 2000, the Company filed a Form 8-K with respect to the Company's March 31, 2000 private placement.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    Signature                               Title                              Date
    ---------                               -----                              ----

By: /s/ Leonard J. Sokolow
    -----------------------        Chief Executive Officer                 August 14, 2000
    Leonard J. Sokolow             and Vice Chairman of
                                   the Board of Directors



By: /s/ Timothy Mahoney
    ------------------------       Chief Operating Officer                 August 14, 2000
    Timothy Mahoney                and Chairman of the
                                   Board of Directors



By: /s/ D. Carr Moody
   -----------------------         Chief Financial Officer                 August 14, 2000
   D. Carr Moody


