Form 10-Q
period 2000-09-30
VFINANCE COM
filed 2000-11-14
CIK 890285

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD _____________ TO _________________


                        COMMISSION FILE NUMBER 1-11454-03

                               vFINANCE.COM, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                  58-1974423
        -------------------------                    ------------------
        (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

         6600 NORTH ANDREWS AVENUE, SUITE 304, FORT LAUDERDALE, FL 33309
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 384-7800
                           (Issuer's telephone number)

           3300 PGA BOULEVARD, SUITE 810, PALM BEACH GARDENS, FL 33410
         ---------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2000:

                                   15,045,067
                                   ----------

Transitional Small Business Disclosure Format (Check one): Yes [ ];  No [X]

                                      INDEX

                               vFINANCE.COM, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets - December 31, 1999 and
September 30, 2000 (Unaudited)                                             1

Consolidated Statements of Operations for the three months and
nine months ended September 30, 1999 and 2000 (Unaudited)                  2

Consolidated Statements of Cash Flows for the nine months
ended September 30, 1999 and 2000 (Unaudited)                              3

Notes to Consolidated Financial Statements (Unaudited)                     4


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                                                 19


PART II.  OTHER INFORMATION                                               23

ITEM 1.  LEGAL PROCEEDINGS                                                23

ITEM 2.  CHANGES IN SECURITIES                                            23

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                  23

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              23

ITEM 5.  OTHER INFORMATION                                                24

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 24

Signatures                                                                25
                               vFINANCE.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                               December 31,      September 30,
                                                                   1999              2000
                                                               ------------      ------------
ASSETS
Current assets:
Cash and cash equivalents                                      $    228,484      $  6,124,686
Accounts receivable                                                 233,306           334,408
Investment in marketable securities                                      --           597,388
Other                                                                 2,150            34,326
                                                               ------------      ------------

Total current assets                                                463,940         7,090,808

Furniture and equipment, at cost:
Furniture and equipment                                               6,576           117,968
Internal use software                                               104,164           113,081
                                                               ------------      ------------
                                                                    110,740           231,049
Less accumulated depreciation                                       (89,061)         (115,780)
                                                               ------------      ------------
Net furniture and equipment                                          21,679           115,269
Goodwill, net of accumulated amortization of
$0 and $12,243, respectively                                         35,000            21,705

Other assets                                                             --            10,377
                                                               ------------      ------------

Total assets                                                   $    520,619      $  7,238,159
                                                               ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                               $    103,445      $    165,906
Accrued expenses                                                     75,061           891,702
Distributions payable to Primary Shareholders                       172,586                --
Advanced client costs                                                35,362            20,627
Other                                                                 7,063                --
                                                               ------------      ------------

Total current liabilities                                           393,517         1,078,235

Shareholders' equity:
Preferred stock, $.01 par value, 2,500,000
 shares authorized, no shares issued and outstanding                     --                --
Common stock, $0.01 par value, 20,000,000 and 25,000,000
 shares authorized, 9,099,400 and 15,045,067 shares issued
 and outstanding as of December 31, 1999 and September
 30, 2000, respectively                                              90,994           150,451
Additional paid in capital on common stock                        3,921,690        16,466,022
Deferred compensation                                            (3,584,732)       (6,558,866)
Accumulated deficit                                                (300,850)       (3,897,683)
                                                               ------------      ------------

Total shareholders' equity                                          127,102         6,159,924
                                                               ------------      ------------

Total liabilities and shareholders' equity                     $    520,619      $  7,238,159
                                                               ============      ============

                             SEE ACCOMPANYING NOTES
                               vFINANCE.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                             SEPTEMBER 30,                       SEPTEMBER 30,
                                                     ------------------------------      -----------------------------
                                                         1999              2000              1999             2000
                                                     ------------      ------------      ------------     ------------
Revenues:
Success fees                                         $         --      $  1,227,189      $         --     $  2,196,189
Consulting fees                                           277,556           714,764           738,516        1,580,130
Other fees                                                   (993)          106,038            14,100          239,817
                                                     ------------      ------------      ------------     ------------
Total revenues                                            276,563         2,047,991           752,616        4,016,136

Cost of revenues:
Success                                                        --         1,221,238                --        2,186,462
Consulting                                                 90,750           286,556           153,474          524,329
                                                     ------------      ------------      ------------     ------------

Gross profit                                              185,813           540,197           599,142        1,305,345

General and administrative expenses                       114,873           209,524           163,182          478,061
Payroll and related benefits                                   --           175,836                --          442,434
Professional fees                                           5,750           129,247            16,100          351,049
Provision for bad debts                                        --            30,000            77,076           45,000
Amortization of non-cash deferred compensation                 --           217,249                --        3,677,215
                                                     ------------      ------------      ------------     ------------
 Operating income (loss)                                   65,190          (221,659)          342,784       (3,688,414)
 Interest income                                               --            50,868                --           79,478
                                                     ------------      ------------      ------------     ------------

 Net income (loss)                                   $     65,190      $   (170,791)     $    342,784     $ (3,608,937)
                                                     ============      ============      ============     ============

 Pro forma provision for federal income taxes              22,816                --           119,974               --
                                                     ============      ============      ============     ============

 Pro forma net income (loss)                         $     42,374      $   (170,791)     $    222,810     $ (3,608,937)
                                                     ============      ============      ============     ============

 Pro forma earnings (loss) per share:
 Basic                                               $       0.01      $      (0.02)     $       0.03     $      (0.38)
                                                     ============      ============      ============     ============

 Weighted average number of common shares used
  in computing basic earnings (loss) per share          6,955,000        10,768,201         6,955,000        9,608,584
                                                     ============      ============      ============     ============
 Diluted                                             $       0.01      $      (0.02)     $       0.03     $      (0.38)
                                                     ============      ============      ============     ============

 Weighted average number of common shares used
  in computing diluted earnings (loss) per share        6,955,000        10,768,201         6,955,000        9,608,584
                                                     ============      ============      ============     ============


                             SEE ACCOMPANYING NOTES
                               vFINANCE.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                           -------------------------------
                                                               1999             2000
                                                           -----------      -----------
OPERATING ACTIVITIES

Net income (loss)                                          $   342,784      $(3,608,937)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation and amortization                                40,106           39,962
   Bad debts                                                        --           45,000
Marketable securities received in lieu of
   cash payment for services                                        --         (597,388)
Amortization of deferred compensation                               --        3,677,215
Changes in assets and liabilities:
   Accounts receivable                                          69,588         (146,102)
   Loan receivable, shareholder                                 (2,150)              --
   Other current assets                                             --          (34,326)
   Other assets                                                     --           (8,227)
   Accounts payable                                                 --           62,461
   Accrued expenses                                            (26,096)         841,477
   Advanced client costs                                         5,795          (14,735)
   Deferred revenues                                             2,948           (7,063)
                                                           -----------      -----------

Net cash provided by operating activities                      432,975          249,337

INVESTING ACTIVITIES
Purchase of equipment                                          (23,394)        (115,257)
                                                           -----------      -----------

Net cash used in investing activities                          (23,394)        (115,257)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock,
    net of issuance costs                                       49,634        5,934,708
  Distributions to former members                             (455,078)        (172,586)
                                                           -----------      -----------

Net cash provided by (used in) financing activities           (405,444)       5,762,122

Increase in cash and cash equivalents                            4,137        5,896,202
Cash and cash equivalents at beginning of period                 9,485          228,484
                                                           -----------      -----------

Cash and cash equivalents at end of period                 $    13,622      $ 6,124,686
                                                           ===========      ===========


                             SEE ACCOMPANYING NOTES
                               vFINANCE.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

DESCRIPTION OF BUSINESS

vFinance.com, Inc. ("the Company") through its wholly owned subsidiaries vFinance Holdings, Inc., Union Atlantic LC and Union Atlantic Capital, L.C., is a "new-media" enterprise focused on providing business development tools and information, primarily to companies throughout the United States.

vFinance Holdings, Inc. ("VFin") maintains a venture capital vertical portal website focused on providing business development tools, information, products and services to assist entrepreneurs and executives of small and medium sized enterprises to organize and grow their businesses.

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

Union Atlantic Capital, L.C. ("UAC") is a broker-dealer registered with the Securities and Exchange Commission and is a member of the National Association of Security Dealers ("NASD"). UAC provides the placement of both debt and equity securities with institutional investors. On December 24, 1999, the Company acquired all of the membership interests of Pinnacle Capital Group, L.C., a licensed broker/dealer, and changed the name of Pinnacle Capital Group, L.C. to Union Atlantic Capital, L.C. On July 27, 2000, the National Association of Securities Dealers, Inc. approved the change in ownership and addition of a branch office of Union Atlantic Capital, L.C. Accordingly, this approval completes the acquisition of the broker-dealer and the transfer of the broker/dealer license.

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

                               vFINANCE.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

REVENUE RECOGNITION

UAL and UAC earn revenue from consulting fees and success fees. Consulting fees are deferred when received and recognized when services are rendered, generally over the life of the agreement. Success fees are agreed upon amounts based on the percentage of the total value of a transaction and are contingent on the successful completion of a specified transaction. These fees are recognized when earned, per the terms of the contracts. Collateral is not required from its customers. Revenues are not concentrated in any particular region of the county or with any individual or group.

UAL and UAC periodically receive equity instruments and warrants from companies for which they perform services in addition to the cash paid for such services. Primarily all of the equity instruments are in private companies or small public companies. Equity interests and warrants for which there is not sufficient demand are valued based on factors such as significant equity financing by sophisticated, unrelated new investors, a history of positive cash flow from operations, the market value of comparable publicly traded companies (discounted for illiquidity) and other pertinent factors. Management also considers recent offers to purchase a portfolio company's securities and the filings of registration statements in connection with a portfolio company's initial public offering when valuing warrants. Prior to the Merger, upon receipt of such equity instruments all such instruments were immediately distributed to the UAL members, in accordance with the distribution terms of the UAL Operating Agreement.

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

During the three months ended September 30, 1999 and 2000, UAL and UAC received equity investments from no companies and three companies, respectively, for services performed. During the nine months ended September 30, 1999 and 2000, UAL and UAC received equity investments one company and nine companies, respectively, for services performed. Due to the factors indicated above, no revenue was recognized in connection with the receipt of equity instruments in the quarter ended September 30, 1999. However, in the quarter ended September 30, 2000, UAL and UAC recorded a total of approximately $925,000 in revenue, recorded as success fees, in association with (1) the conversion and sale of certain preferred stock received from a public company, (2) the receipt of certain common shares of stock in a public company and (3) the receipt of stock purchase warrants that were issued by a public entity and exercised by UAL and UAC. UAL and UAC have recorded accrued compensation related to the distribution of some or all of such equity instruments to employees involved in the related transactions.

At September 30, 2000, certain transactions in process may result in UAL and UAC receiving equity instruments as discussed above.

                               vFINANCE.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

VFin sells two types of memberships to its website: (i) one year memberships to venture capital vendors, who are interested in providing services to other companies or individuals; and (ii) three-month memberships to entrepreneurs who have new business ideas to sell. The sale of each type of membership is recorded as deferred revenue and amortized over the life of the membership. VFin's revenues are concentrated primarily in the United States but are not concentrated in any particular region of the country or with any individual or group. Fees related to such memberships are included in "other fees" in the statements of operations for the three months ended September 30, 1999 and 2000.

Primarily all membership sales are consummated using an on-line credit card processing service, which performs routine credit verification. VFin does not require collateral and receives payment directly from the credit card company. While there is potential for credit losses, there were no credit losses for the three months ended September 30, 1999 and 2000.

HTM Logic was the original owner and designer of the vFinance.com website prior to VFin's acquisition of such website and maintains a legend on the website indicating as such. The terms of the purchase agreement related to VFin's acquisition of the website provided that VFin would receive a referral fee equal to 25% of all income earned by HTM Logic from business generated as a result of the website legend. No such revenue was earned by VFin for the three months ended September 30, 1999 and 2000.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 outlines the basic criteria for revenue recognition and related disclosures. SAB 101 is effective beginning in the fourth quarter of 2000. Based upon the guidance provided by SAB 101, the impact of this adoption will not materially impact the Company's financial position or results of operations.

                               vFINANCE.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)

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

ADVERTISING COSTS

Advertising costs, which are part of general and administrative expenses, are expensed as incurred. Total advertising expense amounted to none and $18,188 for the three months ended September 30, 1999 and 2000, respectively.

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

FINANCIAL INSTRUMENTS

The fair values of the Company's financial instruments, which includes cash and cash equivalents, accounts receivable, securities, accounts payable, accrued expenses and advanced client costs approximate their carrying values.

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash with high quality financial institutions.

                               vFINANCE.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

FURNITURE AND EQUIPMENT AND INTANGIBLE ASSETS

Furniture and equipment is stated on the basis of cost less accumulated depreciation and consists primarily of office furniture, computer equipment and internal use software. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 2-10 years.

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

The accompanying financial statements reflect an additional provision for federal income taxes on a pro forma basis as if UAL were liable for federal income taxes as a taxable entity for the three months and nine months ended September 30, 1999.

DISTRIBUTIONS TO UAL MEMBERS

Prior to the Merger, UAL made frequent cash distributions to its members based on cash flow availability. These distributions were occasionally in the form of accounts receivable collected by the members. In order to maintain equity balances approximately equal to the original percentages set forth in the UAL Operating Agreement, UAL periodically made non-cash adjustments to the equity accounts upon the consent of the members. Prior to the Merger, UAL declared distributions payable to two of its three members equal to substantially all of UAL's retained earnings. At September 30, 2000, no distributions were owed to the former UAL members.

                               vFINANCE.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

STATEMENT OF CASH FLOWS

Non-cash items affecting the Consolidated Statements of Cash Flows are as follows:

                                                        September 30, 1999          September 30, 2000
                                                        ------------------          ------------------
Purchase of equipment with stock purchase warrants         $       --                  $    5,000

Change in fair market value of restricted stock issued
 to employees and shareholders                                     --                   3,672,847

Conversion of payable to equity                                    --                      12,731

Conversion of client advances to equity                            --                      12,104
                                                           ----------                  ----------
                                                           $       --                  $3,702,682
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

                               vFINANCE.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)

2.       ACQUISITIONS

On December 24, 1999, the Company acquired all of the membership interests of Pinnacle Capital Group, L.C., a licensed broker/dealer, and changed the name of Pinnacle Capital Group, L.C. to Union Atlantic Capital, L.C. The acquistion was completed for a purchase price of $40,000. The acquisition was accounted for under the purchase method of accounting. The consideration consisted of the issuance of stock purchase warrants giving the holders the rights to purchase 10,000 shares of the Company's common stock at an exercise price of $2.50 per warrant. The warrants had a fair value, based on the Black-Scholes model, of $4.00 per warrant. The warrants vest immediately and are exercisable for a period of five years, at the discretion of the holders. The Company allocated the purchase price based on the fair value of the assets acquired (cash aggregating $5,000) with the remainder of such purchase price allocated to goodwill. Goodwill related to this acquisition is being amortized over two years concurrent with the terms of the employment agreements. UAC holds a broker/dealer license and is located in Fort Lauderdale, Florida.

On September 12, 2000, the Company entered into a letter of intent (the "LOI") whereby it agreed to acquire all of the outstanding capital stock of NW Holdings, Inc. ("NWH"), which is the parent company of First Level Capital, Inc. ("First Level"), a merchant and investment banking firm with offices in New York, New Jersey and Florida. First Level provides investment banking services to small and medium sized companies and retail brokerage services to companies, financial institutions and high net worth investors. The firm is a registered broker-dealer and a market maker in more than 100 U.S. securities. The Company intends to structure this transaction as a tax-free exchange in which it will exchange with the shareholders of NWH 1,500,000 unregistered shares of its common stock and options to purchase 875,000 shares of its common stock at $2.25 a share for all of the outstanding shares of NWH. The holders of the shares underlying the options will be granted certain piggyback registration rights with respect to those shares. Under the terms of the LOI, the Company has 60 days to conduct a due diligence investigation of the business of First Level and NWH. The LOI may be terminated by either party for any reason prior to the execution of a definitive agreement with respect to this transaction. Additionally, the completion of this transaction is subject to the NASD's approval of the change in ownership of First Level.

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

VFin executed a management agreement (the "Management Agreement") with a former shareholder of MD Information Systems (the "Managing Agent") the previous owner of the vFinance.com website. Under the terms of the Management Agreement, the Managing Agent was appointed President and Chief Executive Officer of VFin with the authority to manage its operations. Under the terms of the Management Agreement, the Managing Agent received $9,000 of fees for the three months ended September 30, 1999. On December 31, 1999, the Management Agreement and the Managing Agent were terminated.

                               vFINANCE.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)

3.       RELATED PARTY TRANSACTIONS (CONTINUED)

The former shareholder of MD Information System was granted 100,000 stock options in VFin. In connection with the Merger such stock options were converted into 20,000 shares of the Company's common stock at fair value and, accordingly, no compensation expense was recorded in connection with such conversion.

On November 8, 1999, the Company entered into three year employment agreements (the "Agreements") with the Company's Chief Executive Officer and Vice Chairman, who is the beneficial owner of 21% of the total outstanding common shares of the Company, and the Company's Chief Operating Officer and Chairman, who is the beneficial owner of 21% of the total outstanding common shares of the Company (collectively the "Primary Shareholders"). Under the terms of the Agreements, which are renewable as directed by a majority vote of the board of directors, each individual shall receive (i) an initial base salary of $150,000 per annum for the first year with a 5% increase per annum beginning one year from the date of the Agreements (the Company's board of directors may increase such salaries at their discretion); (ii) discretionary bonuses as determined by the Company's board of directors primarily based on each individuals' performance; and (iii) incentive compensation paid monthly equal to Available Cash, as defined, primarily based on the performance of UAL, UAC, VFin and the Company. The Agreements also contain provisions related to severance and change of control upon the occurrence of such events.

4.       ADVANCED CLIENT COSTS

As part of its operations, UAL's employees incur expenses that are reimbursable by its clients. These expenses are submitted for reimbursement by the employees and are recorded as an account receivable from the client and a liability to the employee. The employee is paid within 30 days of submitting the expenses for reimbursement. Prior to May 5, 2000, employees were not paid for their expenses until the respective receivables were received from the client. Advance client costs aggregating $20,627 were recorded at September 30, 2000.

5.       INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. As of September 30, 2000, the Company had not recorded a deferred tax asset on its consolidated balance sheets.

                               vFINANCE.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)

6.       EMPLOYMENT AGREEMENTS

On December 17, 1999, the Company entered into employment agreements with three individuals, as amended by those certain Employment Agreement Amendments to Schedule B dated as of December 31, 1999 (as amended, the "Employment Agreements"). In connection with the Employment Agreements the Company issued 773,500 shares of its common stock (the "First Tranche Shares"). However, the First Tranche Shares are subject to divestment and return to the Company in the event and to the extent that certain performance criteria and/or other employment conditions are not met. The First Tranche Shares issued to the employees are being held in escrow and will be held in escrow until (i) cessation of the employee's employment with the Company prior to December 31, 2000, in which event all of the First Tranche Shares would be immediately returnable to the Company or (ii) the employee fails to meet certain cash revenue goals by February 15, 2001, as defined by the Employment Agreements, in which event such shares, or a percentage of such shares, would be immediately returnable to the Company, based on a formula contained in each Employment Agreement.

On August 18, 2000, the Company entered into amended and restated employment agreements (the "Amended Employment Agreements") with the same three individuals. The Amended Employment Agreements (i) modify the performance criteria and employment conditions, among other things, under the Employment Agreements to provide that the First Tranche Shares issued to the employees are being held in escrow and will be held in escrow until (A) cessation of the employee's employment with the Company prior to October 6, 2000, in which event all of the First Tranche Shares would be immediately returnable to the Company or (B) the employee fails to meet certain cash revenue goals by February 15, 2001, as defined by the Employment Agreements, in which event the First Tranche Shares, or a percentage of such shares, would be immediately returnable to the Company, based on a formula contained in each Employment Agreement, and (ii) provide for the Company to issue an additional 3,011,511 shares of its common stock, which shares are subject to divestment and similar performance criteria (the "Second Tranche Shares"). Fifty Percent (50%) of the Second Tranche Shares and the other Fifty Percent (50%) of the Second Tranche Shares issued to the employees are being held in escrow and will be held in escrow until (i) cessation of the employee's employment with the Company prior to December 31, 2001 and December 31, 2002, respectively, in which event all or a portion of such shares, respectively, would be immediately returnable to the Company or
(ii) the employee fails to meet certain cash revenue goals by September 30, 2001 and September 30, 2002, respectively, as defined by the Amended Employment Agreements, in which event such shares, or a percentage of such shares, respectively, would be immediately returnable to the Company, based on a formula contained in each Amended Employment Agreement.

The Amended Employment Agreements have been accounted for as restricted stock performance plans. In a restricted stock performance plan, the nature of the restriction results in the compensation cost being measured at the date when the number of shares to be awarded is known. Consequently, the measurement of compensation at the date the performance criteria are met, measures the ultimate compensation to be recognized by the Company. These employment agreements are variable plans, therefore, interim estimates of compensation are required based on the fair market value of the common stock as of the end of the reporting period and the extent or degree of compliance with the performance criteria. Accordingly, in connection with the employment agreements, the Company initially recorded deferred compensation aggregating $11,357,603 based on the fair market value of the Company's common stock when the shares were issued. At September 30, 2000, the deferred compensation balance was $7,096,896, based on the fair market value of the Company's common stock at September 30, 2000. Compensation expense for the restricted stock performance plans of $171,246 was recognized for the three months ended September 30, 2000.

                               vFINANCE.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)

6.       EMPLOYMENT AGREEMENTS (CONT.)

On January 3, 2000, the Company entered into employment agreements with two individuals, who were former members in UAC, for a term of three years. In addition, the Company granted each individual 100,000 stock options at $5.00 per share and 100,000 stock options at $7.50 per share. As the grant price of the options equaled fair value no compensation expense was recorded. As of September 30, 2000, these individuals were no longer employees of the Company and, accordingly, their options have been forfeited and canceled pursuant to the terms of their employment agreements.

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

A summary of the stock option activity for the nine months ended September 30, 2000 is as follows:

                                     Weighted
                                      Average         Number          Exercise
                                     Exercise           of            Price Per
                                       Price          Shares           Option
                                     --------       ---------        -----------
     Outstanding options at
      December 31, 1999                $ 4.19       1,065,000        $2.50-$6.00

              Granted                  $ 4.93       2,145,000        $3.15-$5.85

              Canceled                 $ 6.25         400,000        $5.00-$7.50
                                                    ---------
     Outstanding options at
       September 30, 2000                           2,810,000
                                                    =========
                               vFINANCE.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)

7.       STOCK OPTIONS AND STOCK PURCHASE WARRANTS (CONTINUED)

A summary of the warrant activity for the nine months ended September 30, 2000 is as follows:

                                     Weighted
                                      Average         Number          Exercise
                                     Exercise           of            Price Per
                                       Price          Shares           Warrant
                                     --------       ---------       -----------

   Outstanding warrants at
    December 31, 1999                  $2.50           10,000         --      --

         Granted                       $5.84        1,119,999        $2.50-$7.20
                                                    ---------
   Outstanding warrants at
    September 30, 2000                              1,129,999
                                                    =========



The following table summarizes information concerning stock options outstanding at September 30, 2000:


                  Weighted
                   Average
                  Exercise           Number
                    Price           Outstanding
                  --------          -----------

                   2.50               75,0000
                   3.00               210,000
                   3.15               400,000
                   3.25               100,000
                   3.75                20,000
                   4.00               220,000
                   4.13                30,000
                   4.25                75,000
                   4.95               300,000
                   5.00               320,000
                   5.63                50,000
                   5.85             1,000,000
                   6.00                10,000
                                    ---------
                                    2,810,000
                                    =========
                               vFINANCE.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)

7.       STOCK OPTIONS AND STOCK PURCHASE WARRANTS (CONTINUED)

The following table summarizes information concerning stock warrants outstanding at September 30, 2000:

                         WEIGHTED
                         AVERAGE
                         EXERCISE                 NUMBER
                           PRICE               OUTSTANDING
                         -------               -----------
                           2.50                   300,000
                           6.00                   129,999
                           7.20                   700,000
                                                ---------
                                                1,129,999
                                                =========

Options granted to employees are exercisable according to the terms of each agreement, ranging from one month to four years. At September 30, 2000, 970,500 options outstanding were exercisable. At September 30, 2000, all 1,129,999 warrants outstanding were exercisable. At September 30, 2000, 3,939,999 shares of the Company's common shares outstanding are reserved for issuance related to stock options and stock purchase warrants.

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

During the quarter ended September 30, 2000, 530,000 options were granted and 400,000 options were forfeited and canceled. At September 30, 2000, the weighted average exercise price of options granted during the quarter was $3.27 per share. No warrants were issued during the quarter. At September 30, 2000, the weighted average exercise price of options granted and warrants issued during the nine months ended September 30, 2000 was $4.93 per share and $5.84 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over their respective vesting periods.

The Company recorded deferred compensation of $187,500 during 1999 in connection with grants of employee stock options with exercise prices lower than the deemed fair value per share of the Company's common stock on the date of the grant. Such amounts are being amortized over the vesting period, and accordingly, $22,500 of compensation expense was amortized in the quarter ended September 30, 2000 relative to such options.

                               vFINANCE.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)

7.       STOCK OPTIONS AND STOCK PURCHASE WARRANTS (CONTINUED)

On September 27, 1999, the Company entered into a Stock Purchase Agreement with River Rapids LTD ("River Rapids") which was amended on December 22, 1999, whereby the Company sold to River Rapids 100,000 shares of the Company's common stock at $2.50 per share and granted River Rapids an option to acquire 210,000 shares of common stock at $3.00 per share, 210,000 shares of common stock at $4.00 per share, and 210,000 shares of common stock at $5.00 per share. The options expire on September 27, 2002.

On December 1, 1999, the Company entered into an agreement with a company providing financial consulting services, (the "Financial Services Agreement"). The Financial Services Agreement is for a term of six months with six-month renewals based upon mutual consent. The Financial Services Agreement provides for a monthly retainer and a grant of 30,000 stock options, which vest at a rate of 5,000 shares per month beginning one month from the date of grant. The options have exercise prices ranging from $4.00 to $6.00 and are exercisable for a period of five years. The Company recorded deferred compensation of $129,300 during 1999 in connection with this grant. Such deferred compensation was fully amortized by the company in the first quarter and second quarters of 2000.

On December 24, 1999, the Company entered into an agreement to acquire all of the outstanding membership interests of UAC. In conjunction with this acquisition, the Company purchased certain assets on January 3, 2000 and in consideration therefore issued warrants to two employees to purchase 190,000 shares of the Company's common stock at an exercise price of $2.50 per warrant. The warrants are exercisable for a period of five years, at the discretion of the holders. During the first quarter ended March 31, 2000, the Company recorded deferred compensation of $280,000 in connection with the issuance of these warrants at an exercise price that was lower than the deemed fair value per share of the Company's common stock on the date of the issuance. This amount is being amortized over the term of the respective employment agreements, and accordingly, $23,504 of compensation expense was amortized in the quarter ended September 30, 2000 relating to these warrants.

On March 31, 2000 (the "Closing Date"), the Company closed on a $7 million round of private financing (the "Private Placement"), before registration and issuance costs of $1,065,292. As part of the Private Placement, on the Closing Date, the Company (i) issued to certain banks and institutional investors 1,166,667 shares of the Company's common stock and (ii) a total of 929,999 warrants, of which 700,000 warrants were issued to investors in the Private Placement, 71,666 warrants were issued to agents, 58,333 warrants were issued to employees for placing the financing and 100,000 warrants were issued to a company for a finder's fee and (iii) rights to acquire up to 1,166,667 shares of the Company's common stock at a purchase price of $3.00 per share. The warrants have exercise prices ranging from $2.50 to $7.20 and are exercisable on the earlier of a) one year from the effective date of the registration statement filed by the Company covering the securities issued and to be issued to the investors or b) three or four years, as the case may be, as defined in the agreements from the closing date. These warrants were issued to the aforementioned for services related to the Private Placement, and have been accounted for as offering costs net of proceeds received.

On August 18, 2000, the Company entered into Amended Employment Agreements (see
Note 6 above) with three individuals. The Amended Employment Agreements provide for the Company to grant an additional 400,000 stock options to the individuals. The stock options were granted at an exercise price of $3.15 and are exercisable over a four-year period, beginning on August 18, 2001.

                               vFINANCE.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)

8.   EARNINGS PER SHARE

The following table sets forth the computation of pro forma basic and diluted earnings per share (in thousands except per share amounts) for the three month periods ended September 30, 1999 and 2000 and the nine month periods ended September 30, 1999 and 2000:

                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                               ------------------------------     ----------------------------
                                                    1999             2000              1999           2000
                                               -------------    -------------     -------------    -----------
Numerator:
   Pro forma net income (loss)                 $      42,374    $    (170,791)    $     222,810    $(3,608,937)
                                               =============    =============     =============    ===========
Denominator:
Denominator for basic earnings per share-          6,955,000       10,768,201         6,955,000      9,608,584
   weighted average shares
Effect of dilutive securities:
   Options                                                --               --                --             --
   Warrants                                               --               --                --             --
                                               -------------    -------------     -------------    -----------
Dilutive potential common shares (1)                      --               --                --             --
                                               -------------    -------------     -------------    -----------
Denominator for diluted earnings per
share - adjusted weighted average
shares                                             6,955,000       10,768,201         6,955,000      9,608,584
                                               =============    =============     =============    ===========

Pro forma basic earnings (loss) per share      $         .01    $        (.02)    $         .03    $      (.38)
                                               =============    =============     =============    ===========

Pro forma diluted earnings (loss) per
    share                                      $         .01    $        (.02)    $         .03    $      (.38)
                                               =============    =============     =============    ===========



                               vFINANCE.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)

9.       SUBSEQUENT EVENTS

On October 13, 2000, D. Carr Moody, the Company's Chief Financial Officer, became the registered Financial Operations principal of UAC. Such registration is subject to approval by the NASD.

On November 10, 2000, the First Tranche shares were released from escrow to the employees signatory to the Amended Employment Agreements.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

              THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE
                    THREE MONTHS ENDED SEPTEMBER 30, 1999 AND
                NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
                    THE NINE MONTHS ENDED SEPTEMBER 30, 1999



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

The Company also sells two types of memberships to its web site, vFinance.com:

(i) one-year memberships to venture capital vendors who are interested in providing services to other companies or individuals; and (ii) three-month memberships to entrepreneurs who have new business ideas to sell. The sale of each type of membership is recorded as deferred revenue and amortized over the life of the membership. In addition, the Company earns revenue through AngelSearch, an interactive research tool that allows entrepreneurs to mine data about high net worth individuals and "angel" investors. Fees related to such memberships and services were $85,740 and $172,879 for the three and nine months ended September 30, 2000. Fees related to such memberships were $5,750 and $20,843 for the three and nine months ended September 30, 1999. Such fees are included in "Other fees" on the consolidated statements of operations.

Total revenues were $2,047,991 for the three months ended September 30, 2000, as compared to $276,563 for the comparable period in 1999, an increase of $1,771,428, or 641%. Total revenues were $4,016,136 for the nine months ended September 30, 2000, as compared to $752,616 for the comparable period in 1999, an increase of $3,263,520, or 434%. The increases noted above were primarily a result of success fee revenue generated by the Company of $1,227,189 and $2,196,189 for the three and nine months ended September 30, 2000, and an increase in consulting fee revenue of $437,208 and $841,614 for the three and nine months ended September 30, 2000, over the comparable periods in 1999. The Company did not generate success fees in the three or nine month periods ended September 30, 1999. Consulting fees were higher than the prior periods primarily due to a greater number of consulting contracts and a larger monthly billing per contract.

Cost of revenues was $1,507,794 for the three months ended September 30, 2000, as compared to $90,750 for the comparable period in 1999, an increase of $1,417,044. Cost of revenues was $2,710,791 for the nine months ended September 30, 2000, as compared to $153,474 for the comparable period in 1999, an increase of $2,557,317. The increase in cost of revenues for the three and nine months ended September 30, 2000 is attributable to an overall increase in success fee revenue and consulting revenue, with an allocation of certain payroll and incentive based pay to cost of revenues.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


STATEMENTS OF OPERATIONS (CONTINUED)

General and administrative expenses were $209,524 and $478,061 for the three and nine months ended September 30, 2000, versus $114,873 and $163,182 for the comparable 1999 periods, reflecting increases of $94,651 and $314,879, respectively. The increases were primarily due to increases in telephone expenses, rent expense, office supplies, advertising and promotions and filing fees.

Payroll and related benefits were $175,836 and $442,434 for the three and nine months ended September 30, 2000, versus none for the comparable 1999 periods. The increases were primarily a result of salaries paid to employees who generated consulting, investment banking and web development revenues. For the three and nine months ended September 30, 1999, the Company did not pay salaries or bonuses to its employees, because of its limited liability company status.

Professional fees were $129,247 and $351,049 for the three and nine months ended September 30, 2000, as compared to $5,750 and $16,100 for the comparable 1999 periods, reflecting increases of $123,497 and $334,949, respectively. The increases were primarily due to increases in legal and accounting fees in association with the preparation of various regulatory filings and tax returns.

The provision for bad debts was $30,000 and $45,000 for the three and nine months ended September 30, 2000, versus none and $77,076 for the comparable 1999 periods. The Company provides for credit losses at the time it believes accounts receivable may not be collectible. Such evaluation is made and recorded on a monthly basis. Credit losses have not exceeded management's expectations.

Amortization of non-cash deferred compensation aggregating $217,249 and $3,677,215 for the three and nine months ended September 30, 2000 reflects deferred compensation recorded in connection with 1) shares of stock issued to employees as part of a restricted stock performance plan, 2) shares of stock issued to contracted consultants for acquisition and advisory services, 3) stock options granted to employees at prices less than fair value, 4) warrants issued at prices less than fair value for the asset purchase in connection with the acquisition of Union Atlantic Capital, L.C. (formerly Pinnacle Capital Group, L.C.) and 5) other common stock issuances. Compensation expense is recognized over the vesting periods of the related stock options or the terms of the applicable agreements.

Interest income equaling $50,868 and $79,478 for the three and nine months ended September 30, 2000 relates to amounts earned on the Company's cash balances, which primarily relate to funds received from the Private Placement with various banks and institutions.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


STATEMENTS OF OPERATIONS (CONTINUED)

Prior to the Merger (as defined in Note 1 above), Union Atlantic LC was a Florida limited liability company and reported income for federal income tax purposes as a partnership under the Internal Revenue Code. As a result, the individual members were taxed on the income of the Company for federal and state income tax purposes.

The accompanying financial statements reflect an additional provision for federal income taxes of $22,816 and $119,974 for the three and nine months ended September 30, 1999 on a pro forma basis as if Union Atlantic LC were liable for federal income taxes as a taxable entity.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

The Company had $6,124,686 and $228,484 of cash and cash equivalents at September 30, 2000 and December 31, 1999, respectively. Cash and cash equivalents increased by $5,896,202 during the nine months ended September 30, 2000. The major components of these changes are discussed below.

For the nine months ended September 30, 2000, net cash provided by operating activities was $249,337, versus $432,975 for the comparable period in 1999. Net cash provided by operating activities for the nine months ended September 30, 2000 primarily resulted from net income (excluding depreciation and amortization) and an increase in accounts payable of $108,240 and $62,461, respectively, whereas net cash provided by operating activities for the nine months ended September 30, 1999 related primarily to pro forma net income of $382,890.

For the nine months ended September 30, 2000, net cash used in investing activities was $115,257, versus $23,394 for the comparable period in 1999. Net cash used in investing activities for the nine months ended September 30, 1999 and 2000 related to the purchase of equipment.

On March 31, 2000 the Company closed on a $7 million round of private financing (the "Private Placement"), before registration and issuance costs of $1,065,292. The Private Placement provided for two tranches of funding; the first tranche of approximately $3.5 million was received in escrow at closing and the second tranche of a similar amount was received in August of 2000. The proceeds from the Private Placement primarily will be used by the Company to acquire or partner with companies that provide business development products and services to the same target market. In addition, the funding will be used to develop fully integrated business units in the areas of research services, multimedia, education, marketplaces for goods, management and "e-commerce" consulting and financial services.

For the nine months ended September 30, 2000, net cash provided by financing activities was $5,762,122, versus net cash used in financing activities of $405,444 for the comparable period in 1999. Net cash provided by financing activities for the nine months ended September 30, 2000 primarily related to the receipt of net proceeds from the issuance of common stock with respect to the Private Placement, net of distributions to former members of UAL. Net cash used in financing activities for the nine months ended September 30, 1999 primarily related to cash distributions to former members of UAL. Cash distributions to former members of UAL were $172,586 and $455,078 for the nine months ended September 30, 2000 and 1999, respectively.

The Company anticipates that it will need additional debt or equity financing in order to carry out its long-term business strategy. Such strategy may be financed by bank borrowings, public offerings, private placements of equity or debt securities, or a combination of the foregoing.

The Company does not have any material commitments for capital expenditures.

The Company's operations are not affected by seasonal fluctuations; however, they are to some extent reliant on the continuation of mergers and acquisitions and related financings in the entrepreneurial marketplace.

The Company does not believe its operations have been materially affected by inflation or the recent volatility of the stock market or capital markets.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None

Item 2.  CHANGES IN SECURITIES

         (1) On March 31, 2000 (the "Closing Date"), the Company consummated the sale of 1,166,667 shares of its $.01 par value common stock ("Common Stock"), warrants to purchase up to 700,000 shares of Common Stock at an exercise price of $7.20 per share and rights to acquire up to 1,166,667 shares of its Common Stock at a purchase price of $3.00 per share to certain institutional investors. The total gross proceeds to the Company from this transaction were $3,500,000 before offering or issuance costs. The warrants are exercisable for a period commencing on the Closing Date and expiring on the earlier to occur of: (i) one year from the effective date of the registration statement to be filed by the Company covering the securities issued and to be issued to the investors, or
(ii) four years from the Closing Date. The rights to acquire the Common Stock are exercisable for a period commencing six months from, and expiring one year after, the Closing Date.

         The Securities and Exchange Commission (the "SEC") declared effective a registration statement covering the securities issued and to be issued to the investors and the placement agent for this transaction on July 31, 2000. The Company and the same institutional investors closed a second round of financing ("Second Closing") in the amount of $3,500,000, before offering or issuance costs, on August 17, 2000. At the Second Closing, the investors received an additional 1,166,667 shares of Common Stock and rights to purchase an additional 1,166,667 shares Common Stock at a purchase price of $3.00 per share. Such rights will be exercisable for a period commencing six months from, and expiring one year after, the date of grant. The placement agent for the transaction received a placement agent fee and warrants to purchase up to 58,333 shares of Common Stock at an exercise price of $6.00 per share. The warrants are exercisable until three years after the Closing Date. For a period of six months from the Closing Date, the investors have a right to purchase on a pro-rata basis any future equity or equity-linked securities offered by the Company in any subsequent private offerings. The securities issued to the investors were exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act of 1933, as amended.

         (2) On August 18, 2000, the Company entered into the Amended Employment Agreements (as defined in Section 6 above) with Paul T. Mannion, Jr., Andrew S. Reckles and Vincent Sbarra. The Amended Employment Agreements between the Company and the above named employees provided for the Company to issue 1,279,922, 1,279,922 and 451,667 shares, respectively, of restricted common stock to these individuals. The shares issued to the employees are being held in escrow and will be held in escrow until (i) cessation of the employee's employment with the Company prior to December 31, 2001 for the first tranche of shares and December 31, 2002 for the second tranche of shares, in which event all or a portion of the shares would be immediately returnable to the Company or
(ii) the employee fails to meet certain cash revenue goals by September 30, 2001 for the first tranche of shares and September 30, 2002 for the second tranche of shares, as defined by the Amended Employment Agreements, in which event the shares, or a percentage of such shares, would be immediately returnable to the Company based on a formula contained in each Amended Employment Agreement.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

On September 12, 2000, the Company entered into a letter of intent (the "LOI") whereby it agreed to acquire all of the outstanding capital stock of NW Holdings, Inc. ("NWH"), which is the parent company of First Level Capital, Inc. ("First Level"), a merchant and investment banking firm with offices in New York, New Jersey and Florida. First Level provides investment banking services to small and medium sized companies and retail brokerage services to companies, financial institutions and high net worth investors. The firm is a registered broker-dealer and a market maker in more than 100 U.S. securities. The Company intends to structure this transaction as a tax-free exchange in which it will exchange with the shareholders of NWH 1,500,000 unregistered shares of its common stock and options to purchase 875,000 shares of its common stock at $2.25 a share for all of the outstanding shares of NWH. The holders of the shares underlying the options will be granted certain piggyback registration rights with respect to those shares. Under the terms of the LOI, the Company has 60 days to conduct a due diligence investigation of the business of First Level and NWH. The LOI may be terminated by either party for any reason prior to the execution of a definitive agreement with respect to this transaction. Additionally, the completion of this transaction is subject to the NASD's approval of the change in ownership of First Level.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         EXHIBIT NO.       DESCRIPTION
         -----------       -----------
              10.1         Amended and Restated Employment Agreements between
                           Paul T. Mannion, Jr., Andrew S. Reckles and Vincent
                           Sbarra and the Company

              27           Financial Data Schedule

(b)      Reports on Form 8-K

         NONE

                                   SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Signature                               Title                              Date
    ---------                               -----                              ----
By: Leonard J. Sokolow
    ------------------------       Chief Executive Officer                 November 14, 2000
     Leonard J. Sokolow             and Vice Chairman of
                                   the Board of Directors

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    Signature                               Title                              Date
    ---------                               -----                              ----

By: Leonard J. Sokolow
    -----------------------        Chief Executive Officer                 November 14, 2000
     Leonard J. Sokolow             and Vice Chairman of
                                   the Board of Directors

By: Timothy Mahoney
   ------------------------        Chief Operating Officer                 November 14, 2000
     Timothy Mahoney                 and Chairman of the
                                      Board of Directors

By: D. Carr Moody
   -----------------------         Chief Financial Officer                 November 14, 2000
     D. Carr Moody
