Form 10QSB/A
period 2000-09-30
VFINANCE COM
filed 2000-11-15
CIK 890285

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                 Amendment No. 1

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

                                 (954) 384-7800
                           ---------------------------
                           (Issuer's telephone number)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2000:

                                   15,045,067
                                   ----------

Transitional Small Business Disclosure Format (Check one): Yes [ ];  No [X]

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         EXHIBIT NO.       DESCRIPTION
         -----------       -----------

             10.1 Amended and Restated Employment Agreement between Paul T. Mannion, Jr., and the Company

             10.2 Amended and Restated Employment Agreement between Andrew S. Reckles and the Company

             10.3 Amended and Restated Employment Agreement between Vincent Sbarra and the Company

             *27           Financial Data Schedule

(b)      Reports on Form 8-K

         NONE

----------
* Previously filed on Form 10-QSB for the quarterly period ended September 30, 2000.

                                   SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    Signature                               Title                              Date
    ---------                               -----                              ----
By: /s/ Leonard J. Sokolow
    ------------------------       Chief Executive Officer            November 15, 2000
     Leonard J. Sokolow            and Vice Chairman of
                                   the Board of Directors


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                               Title                              Date
    ---------                               -----                              ----
By: /s/ Leonard J. Sokolow
    -----------------------        Chief Executive Officer                November 15, 2000
     Leonard J. Sokolow            and Vice Chairman of
                                   the Board of Directors

By: /s/ Timothy Mahoney
   ------------------------        Chief Operating Officer                November 15, 2000
     Timothy Mahoney               and Chairman of the
                                   Board of Directors

By: /s/ D. Carr Moody
   -----------------------         Chief Financial Officer                November 15, 2000
     D. Carr Moody
