Form 10KSB
period 2000-12-31
VFINANCE COM
filed 2001-03-20
CIK 890285

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____ to _____

                        Commission File Number 1-11454-03

                               vFinance.com, Inc.
--------------------------------------------------------------------------------
           (Name of Small Business Issuer as specified in its charter)


            Delaware                                    58-1974423
  -------------------------------           ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


3010 North Military Trail, Suite 300
Boca Raton, FL 33431                                  (305) 374-0282
------------------------------------      --------------------------------------
(Address of principal executive offices)     (The Company's telephone number,
                                                including area code)

         Securities registered pursuant to Section 12(b) of the Act:


         TITLE OF CLASS                   NAME OF EXCHANGE ON WHICH REGISTERED
    -------------------------         ------------------------------------------
Common Stock, par value $0.01 per share           OTC Bulletin Board


         Securities registered pursuant to Section 12(g) of the Act: NONE

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant 's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the 2000 fiscal year were $5,517,480.

         The aggregate market value of the voting stock held by non-affiliates of the issuer on March 14, 2001, based upon the average bid and ask prices of such stock on that date was $5,473,143. The number of shares of Common Stock of the issuer outstanding as of March 14, 2001 was 19,412,265.

         DOCUMENTS INCORPORATED BY REFERENCE

                           None

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


TABLE OF CONTENTS
                                                                                      Page No.
                                                                                      --------
INTRODUCTORY NOTE

PART I.

Item 1.  Description of Our Business                                                    4

Item 2.  Description of Our Properties                                                  22

Item 3.  Legal Proceedings                                                              23

Item 4.  Submission of Matters to a Vote of Security Holders                            25

PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters                       25

Item 6.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                          32

Item 7.  Financial Statements                                                           35

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial
         Disclosure                                                                     62

PART III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons
         Compliance with Section 16(a) of the Exchange Act                              62

Item 10. Executive Compensation                                                         64

Item 11. Security Ownership of Certain Beneficial Owners and Management                 66

Item 12. Certain Relationships and Related Transactions                                 67

Item 13. Exhibits and Reports on Form 8-K                                               69


Introductory Note

                           FORWARD-LOOKING STATEMENTS.

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the Reform Act), we are hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, identified through the use of words or phrases such as we or our management believes, expects, anticipates, hopes, words or phrases such as will result, are expected to, will continue, is anticipated, estimated, projection and outlook, and words of similar import) are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in the documents filed by us with the Securities and Exchange Commission (SEC). Many of these factors are beyond our control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

         These forward-looking statements involve estimates, assumptions, and uncertainties, and, accordingly, actual results differ materially from those expressed in the forward-looking statements. These uncertainties include, among others, the following: (i) our potential inability to receive success fees as a result of transactions not being completed, (ii) a general decrease in merger and acquisition activities, (iii) increased competition from business development portals, management consultants and investment banks, (iv) technological changes, (v) our potential inability to implement our growth strategy through acquisitions or joint ventures, and (vi) our potential inability to secure additional debt or equity financing.

         Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for our management to predict all of such factors, nor can our management asses the impact of each such factor on the business or the extent to which and factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF OUR BUSINESS.

BUSINESS DEVELOPMENT

         Our Company

         Our company, vFinance.com, Inc., is a "new breed" financial services enterprise committed to building a worldwide audience of individuals looking to create wealth through their equity investments and businesses. Our company's website (www.vfinance.com) is one of the Internet's leading destinations for entrepreneurs, owners of small and medium sized businesses (SME), private (i.e. Angel) and institutional investors looking for capital or to make equity investments in high growth companies. Each month our website attracts an estimated 100,000 businesses from over 75 countries and communicates to approximately 40,000 high net worth individuals and institutional investors. Utilizing the Internet and other traditional communication mediums, our company generates income by providing our audience access to products and services that assist them in achieving their financial goals. Our company's business model is scalable as the website provides sales leads to our company's "bricks and mortar" businesses in the areas of investment banking, management consulting, brokerage and asset management. We provide these services through our wholly-owned operating subsidiaries, vFinance Holdings, Inc., Union Atlantic LC and Union Atlantic Capital, L.C. Throughout this Annual Report, we will refer to vFinance.com, Inc. as we, us, our company or the Company.

         Subsequent to December 31, 2000, we acquired two additional brokerage firms, First Colonial Securities Group, Inc., a Delaware corporation, and First Level Capital, Inc., a Florida corporation, a financial service company which provides benefits administration and pension plan services, Colonial Direct Retirement Services, Inc., and a company that provides administrative support to First Colonial Securities Group, Inc. and Colonial Direct Retirement Services, Inc., Colonial Direct Capital Management, Inc., which are discussed below in "Recent Acquisitions."

         We were incorporated in the state of Delaware in February 1992 under the name Peachtree FiberOptics, Inc., primarily to engage in the production and sale of plastic optical fiber. On October 27, 1993, we ceased all operations and subsequently sold certain assets relating to our machinery and optical fiber operations. On November 8, 1999, we acquired vFinance Holdings, Inc., a Florida corporation, and Union Atlantic LC, a Florida limited liability company, through a Share Exchange Agreement. We received all of vFinance Holdings, Inc.'s outstanding capital stock and Union Atlantic LC's outstanding membership interests in exchange for a total of 6,955,000 shares (2,800,000 shares related to vFinance Holdings, Inc. and 4,155,000 related to Union Atlantic LC) of our common stock. For accounting purposes, the acquisitions have been treated as a recapitalization (reverse acquisition) with vFinance Holdings, Inc. and Union Atlantic LC as the acquirers, as the acquirers were considered entities under common control. This transaction qualified as a tax-free exchange under Section 351 of the Internal Revenue Code of 1986, as amended.

         vFinance Holdings, Inc.

         vFinance Holdings, Inc., a Florida corporation, operates a branded Investment Banking Channel on the Web located at www.vfinance.com. The website is focused on providing business development tools, information, products and services to assist entrepreneurs and executives of small and medium sized enterprises to organize and grow their businesses. The website provides the small or medium business executive or entrepreneur with access to financing sources, ancillary service providers and information about the venture capital industry in general. Information on the website is not incorporated herein by reference and should not be considered part of this Annual Report.

         Our strategy is to build the website into one of the world's leading business development vertical portals and thereby be positioned as a new media enterprise using the convergence of digital information to build the vFinance brand and generate leads for Union Atlantic LC and Union Atlantic Capital, L.C. and our other subsidiary business units, including, but not limited to, First Colonial Securities Group, Inc., First Level Capital, Inc. and Colonial Direct Retirement Services, Inc., each of which we acquired after December 31, 2000.

         Our website is typically listed by search engines in the top ten for relevant content. In addition, over 2,000 websites have links to our website including Microsoft Network, Dow Jones, Wall Street Journal, Entrepreneur Magazine, Inc. Magazine, Stanford University, Anderson Consulting and SNAP. The combination of relevant content and ease of use has resulted in our website servicing over 100,000 user sessions and 1,200,000 page views each month with the average user session length in excess of fifteen minutes. Unlike most of our competitors, we do not charge a commission or take a transaction fee for deals that are completed through the use of our website. However, we do charge nominal fees for the use of proprietary search engines and premium services such as financial service listings and business plan listings.

         Union Atlantic LC

         Union Atlantic LC, a Florida limited liability company, is a management consulting firm which has been in operation for five years and provides corporations and high net worth individuals with management consulting services for the purpose of expediting corporate development. Union Atlantic LC works with senior management in assessing market conditions, and evaluating the client's assets (tangible and intangible) and its operational capabilities. Union Atlantic LC then identifies alternative strategies, establishes a process to build consensus and creates a strategy for effectively implementing change. All of this is formalized in a report that serves as a tactical tool to ensure communication and consistency in planning and coordination of efforts. Union Atlantic LC specializes in the technology and healthcare markets.

         Union Atlantic Capital, L.C.

         Union Atlantic Capital, L.C., a Florida limited liability company, is a two-year old investment banking firm and a broker-dealer registered with the Securities and Exchange Commission (SEC), is a member of the National Association of Security Dealers, Inc. (NASD), is registered as a broker-dealer in 14 states and the District of Columbia, and operates primarily from its headquarters in Boca Raton, Florida, as well as one branch office located in Atlanta, Georgia. Union Atlantic Capital, L.C. provides a range of investment banking services with an emphasis on private placements of both debt and equity securities with institutional investors and merger and acquisition advisory services. Union Atlantic Capital, L.C. also performs market research, valuations, offering memoranda and fairness opinions. On December 24, 1999, we acquired all of the membership interests of Pinnacle Capital Group, L.C., a licensed broker-dealer, and changed the name of Pinnacle Capital Group, L.C. to Union Atlantic Capital, L.C.

Recent Acquisitions

         NW Holdings, Inc.

         On January 4, 2001, we closed the merger of NW Holdings, Inc., a Florida corporation, with and into us with us as the surviving corporation. On the closing date of the merger, NW Holdings, Inc. was the parent company of and wholly-owned First Level Capital, Inc., a Florida corporation, an investment banking firm which is licensed to conduct activities as a broker-dealer in 49 states and has offices in New York, New Jersey and Florida. First Level Capital, Inc., as our wholly-owned subsidiary, continues to provide investment banking services to small and medium sized companies and retail brokerage services to companies, financial institutions and high net worth investors. First Level Capital, Inc. commenced operations in 1998 and is registered as a broker-dealer with the SEC, a member of the NASD and a market maker in more than 100 U.S. securities. At March 14, 2001, First Level

Capital, Inc. maintained approximately 1,000 customer accounts and maintained 20 registered representatives, most of whom work on a full-time basis. For First Level Capital, Inc.'s fiscal year ended December 31, 2000, First Level Capital, Inc. had revenues of $5,591,991, had a net loss of ($77,653) and held $1,205,387 in assets.

         Colonial Direct Financial Group, Inc.

         On January 4, 2001, we closed on the merger of Colonial Direct Financial Group, Inc., a Delaware corporation, with and into Colonial Acquisition Corp., our wholly-owned subsidiary, with Colonial Direct Financial Group, Inc. as the surviving corporation and as our wholly-owned subsidiary. At the time of the merger, Colonial Direct Financial Group, Inc. was a holding company comprised of two diversified financial services companies, including First Colonial Securities Group, Inc. and Colonial Direct Retirement Services, Inc., and a company that provides administrative support to these financial service companies, Colonial Direct Capital Management, Inc.

         First Colonial Securities Group, Inc., the principal operating subsidiary of Colonial Direct Financial Group, Inc., is a full service securities firm that has served the investment community since 1990 and is engaged in securities brokerage, investment banking, securities trading and other related financial services activities. First Colonial Securities Group, Inc.'s clientele is primarily composed of high net worth individuals throughout the United States and small to mid-sized institutions (such as hedge funds, money managers, mutual funds and pension funds). First Colonial Securities Group, Inc. also maintains a sales department of seasoned financial consultants, a research department and an equity syndicate department. First Colonial Securities Group, Inc. conducts its securities business out of 14 offices, four of which are corporate owned and from which the vast majority of its securities business is generated. First Colonial Securities Group, Inc.'s remaining offices are operated under operating agreements with independent contractors. First Colonial Securities Group, Inc. is registered as a broker-dealer with the SEC and is a member of the NASD. At March 14, 2001, First Colonial Securities Group, Inc. maintained approximately 11,000 customer accounts and maintained 63 registered representatives, most of whom work on a full-time basis. For First Colonial Securities Group, Inc.'s fiscal year ended December 31, 2000, First Colonial Securities Group, Inc. had revenues of $17,309,321, had a net income of $197,531 and held $6,416,043 in assets.

         Colonial Direct Capital Management, Inc., a Florida corporation, which was incorporated on September 23, 1999, provides administrative support services to the subsidiaries of Colonial Direct Financial Group, Inc., including First Colonial Securities Group, Inc. and Colonial Direct Retirement Services, Inc., under a management agreement. For Colonial Direct Capital Management, Inc.'s fiscal year ended December 31, 2000, Colonial Direct Capital Management, Inc. had revenues of $7,264,167, had a net loss of ($3,416,568) and held $985,953 in assets.

         Colonial Direct Retirement Services, Inc. is a third party administrator of employee benefits and retirement plans and provides plan design, implementation and consulting, communication to employees, ongoing administration and compliance testing and offers expert technical advice. Colonial Direct Retirement Services, Inc. has a team of experienced consultants and retirement plan specialists (either in-house or through affiliations) includes actuaries, attorneys, plan administrators, and MIS support personnel. Colonial Direct Retirement Services, Inc.'s pension business is comprised of three main areas: the legal and design area of setting up the formalized qualified plans and configuring a plan to meet the specific needs of the client, the annual administration of the plan (including required governmental compliance), and the financial management of the plan itself. The full range of retirement plans available include: ESOPs, 401(k) plans, Profit Sharing and Defined Benefit Pension plans and Cafeteria plans. Colonial Direct Retirement Services, Inc.'s revenues have been insignificant to date.

OUR BUSINESS

         Investment Banking and Mergers and Acquisitions

         The largest portion of our revenues in our last fiscal year were derived from the success fees generated by the investment banking and the merger and acquisition activities of Union Atlantic Capital, L.C., our wholly-owned subsidiary. Through Union Atlantic Capital, L.C., we offer capital raising and related services to (A) emerging growth and middle market privately held companies worldwide by assisting such companies in (i) developing sound strategic plans, (ii) obtaining growth, mezzanine, bridge, or acquisition capital (including, but not limited to, venture capital financing), (iii) pursuing strategically sound acquisitions or divestiture strategies, (iv) transitioning into viable professional corporations able to raise funds in the public markets, and (v) maximizing shareholder value by conducting recapitalizations or other liquidity transactions and (B) publicly held companies by arranging private equity financing for such publicly held companies. As consideration for such services, Union Atlantic Capital, L.C. is paid success fees which are agreed upon amounts based on the percentage of the total value of a transaction and are contingent on the successful completion of a specified transaction. As part of its success fees, Union Atlantic Capital, L.C. periodically receives equity instruments and stock purchase warrants from companies for which it performs services in addition to the cash paid for such services. Primarily all of the equity instruments are in private companies or small public companies. During our last fiscal year, the investment banking and merger and acquisition activities of Union Atlantic Capital, L.C. consisted of acting as a placement agent for fourteen private placements, as an agent for one merger and as a consultant for two public companies.

         During 2001, we anticipate participating, through First Colonial Securities Group, Inc., as a member of the underwriting syndicate and selling group member from time to time in equity offerings. Underwriting public offerings involves certain risks. Because underwriters commit to purchase securities at a discount from the initial public offering price, they are exposed to substantial losses in the event that the securities cannot be sold or must be sold below syndicate cost. Under federal securities laws, other laws and court decisions with respect to underwriter's liability and limitations on indemnification by issuers, an underwriter is exposed to substantial potential liability for misstatements or omissions of material facts in prospectuses or other communications with respect to securities offerings.

         Since 1996, Union Atlantic Capital, L.C.'s principals have structured private equity and debt placements totaling in excess of $300 million. The greatest majority of these financings are for companies with market capitalizations between $10 and $150 million.

         Management Consulting

         A significant portion of our revenues in our last fiscal year were derived from consulting fees generated by the management consulting activities of Union Atlantic LC. Through Union Atlantic LC, we provide management consulting services and related services to corporations and high net worth individuals by working with the senior management of those corporations and high net worth individuals to (i) assess market conditions, and evaluate their assets (tangible and intangible) and their operational capabilities, (ii) identify alternative strategies, establish processes to build consensus and create strategies for effectively implementing changes and (iii) prepare a report formalizing such findings in items (i) and (ii) above in this paragraph that serves as a tactical tool to ensure communication and consistency in planning and coordination of efforts. In addition, through Union Atlantic LC's executive search practice, we assist companies in identifying and recruiting talented individuals to help the companies grow. Union Atlantic LC specializes in senior executive and board member searches for public companies as well as venture backed and private equity companies. As consideration for these services, Union Atlantic LC is paid consulting fees which are based on a monthly retainer. As part of its consulting fees, Union Atlantic LC periodically receives equity instruments and warrants from companies for which it performs services in addition to the cash paid for such services.

         vFinance.com Website

         Through vFinance Holdings, Inc., we operate a branded Investment Banking Channel on the Web located at www.vfinance.com, offering visitors to our website convenient access to a variety of financial services, proprietary business development tools, searchable databases and daily news. We target a worldwide audience of entrepreneurs, CEOs, private investors and investment firms, allowing them to interconnect, transact and grow wealth. Our Venture Capital Resource Library of information on the website offers current articles on venture capital and other issues, information on IPOs, a searchable database of investment opportunities, and links to EDGAR, the SEC's database of electronic filings by public companies. Our website also provides directory listings for venture capital firms, investment banks, lenders, so-called venture capital angels (which provide first round financing for risky investments), accountants, financial printers, public relations firms, transfer agents and other types of companies providing business services. In addition, we offer through our website to start-ups and other early-stage firms a Web-based search engine, vSearch, of our proprietary database of venture capital firms by different criteria, including geography, amount of funds required, industry, stage of corporate development or keyword. Furthermore, we opened an online loan center on our website where growing businesses can apply for loans up to $20 million. Most of the website provides information to the small business executive or entrepreneur free of charge. However, we do charge nominal fees for the use of proprietary search engines and premium services such as financial service listings and business plan listings. During 2000, the revenues generated by our company from the nominal fees charged by vFinance Holdings, Inc. for the use of our website's proprietary search engines and premium services were not significant.

         Commission Business

         We anticipate a significant portion of our revenues in 2001 will be attributable to commissions generated by our brokerage activities through our wholly-owned broker-dealer subsidiaries, First Colonial Securities Group, Inc. and First Level Capital, Inc., each of which were acquired after December 31, 2000, in which these broker-dealer subsidiaries buy and sell securities for their customers from other dealers on an agency basis, and charge their customers a commission for their services. Such commission revenue is derived from brokerage transactions in listed and over-the-counter securities and mutual fund securities. These broker-dealer subsidiaries have agreements with numerous mutual fund management companies pursuant to which they sell shares in a variety of mutual funds. Mutual fund commissions are derived from standard dealers' discounts which are a small percentage of the purchase price of the shares depending upon the terms of the dealer agreement and the size of the transaction. In addition, most funds permit these broker-dealer subsidiaries to receive additional periodic fees based upon the customer's investment maintained in particular funds.

         Clearing Broker

         We do not hold any funds or securities of our customers. First
Colonial Securities Group, Inc., currently utilizes, on a fully disclosed basis, the services of Correspondent Services Corporation, a wholly-owned subsidiary of PaineWebber Incorporated. As its clearing broker, Correspondent Services Corporation processes securities transactions for First Colonial Securities Group, Inc. and the accounts of its customers for which First Colonial Securities Group, Inc. pays Correspondent Services Corporation a fee. Services of Correspondent Services Corporation include billing and credit extension, control and receipt, custody and delivery of securities, for which First Colonial Securities Group, Inc. pays a transaction charge. According to the terms of First Colonial Securities Group, Inc.'s agreement with its clearing broker, First Colonial Securities Group, Inc. has agreed to indemnify and hold its clearing broker harmless from certain liabilities and claims, including claims arising from the transactions of its customers. In the event that customers fail to pay for their purchases or fail to supply the securities that they have sold, and the clearing broker satisfies customer obligations, First Colonial Securities Group, Inc. would be obligated to indemnify the clearing broker for any resulting losses. First Colonial Securities Group, Inc., to date, has not experienced any material losses as a result of the failure of its customers to satisfy their obligations.

         First Level Capital, Inc., currently utilizes, on a fully disclosed basis, the services of Schroder & Co., Inc., a wholly-owned subsidiary of the Bank of New York. As its clearing broker, Schroder & Co., Inc. processes securities transactions for First Level Capital, Inc. and the accounts of its customers for which First Level Capital, Inc. pays Schroder & Co., Inc. a fee. Services of Schroder & Co., Inc. include billing and credit extension, control and receipt, custody and delivery of securities, for which First Level Capital, Inc. pays a transaction charge. According to the terms of First Level Capital, Inc.'s agreement with its clearing broker, First Level Capital, Inc. has agreed to indemnify and hold its clearing broker harmless from certain liabilities and claims, including claims arising from the transactions of its customers. In the event that customers fail to pay for their purchases or fail to supply the securities that they have sold, and the clearing broker satisfies customer obligations, First Level Capital, Inc. would be obligated to indemnify the clearing broker for any resulting losses. First Level Capital, Inc., to date, has not experienced any material losses as a result of the failure of its customers to satisfy their obligations.

BUSINESS STRATEGY

         Our company's primary objective is to create an efficient market mechanism to connect business opportunity with capital. We do this without trying to get in the middle of a transaction and without taking a commission on investments made as a result of using our website. To create the worldwide audience, our website provides valuable information - free of charge - and charges nominal fees for the use of proprietary search engines and premium services that increase the productivity of the users. Once the entrepreneur, executive or investor begins using our proprietary search tools, the website electronically screens the information provided by the user to determine whether the business or investor meets a predefined criteria to become a qualified prospect for one of our company's businesses. This approach continuously provides us with a fresh list of qualified leads.

         As a result of a large number of business opportunities from around the world coming to our website, we attract an audience of institutional and private investors looking for companies to invest in. It is our mission to provide services that create an efficient market mechanism to tie investment capital to business opportunity. Our company, through the medium of the Internet, creates an "investment banking channel", which demystifies the process of capital raising while offering the high net worth individual investment opportunities that today are only available to large financial institutions.

         We intend to use our Internet presence to acquire or partner with companies that provide business development products and services to the same target market. We believe that many of these businesses do not have the resources to effectively grow their business and therefore may be willing to be acquired by us at an attractive earnings multiple or to partner with us.

         Subsequent to December 31, 2000, we acquired First Colonial Securities Group, Inc., First Level Capital, Inc., and Colonial Direct Retirement Services, Inc. in order to offer private investment opportunities and retail brokerage, benefits administration and pension plan services to the large audience of high net worth investors in search of private equity attracted to our website.

         We believe that the development of a vertical network of service providers for the small business executive and the entrepreneur market will attract additional customers to, and provide content for, our website. Our website is also intended to generate business leads for each of our subsidiary business units.

         We are currently focusing on developing subsidiary business units that fall within six categories: research services, media, educational services, brokerage, investment banking and management consulting services. There can be no assurance that we will be successful in developing any of these business units.

COMPETITION

         The financial services industry is characterized by intense competition. We face competition in all aspects of our business and compete directly with, among others, venture capital firms, investment banks, online markets and portals for start-up companies and venture investors, Internet incubator firms, Internet venture capital sites, international accounting firms, international and regional systems consulting and implementation firms, business development software firms, media outlets and marketing and communication firms. Many of our competitors have longer operating histories, have significantly greater financial, personnel, marketing, research and other resources, have greater operating efficiencies, and have established reputations relating to product offerings and customer service. In addition, many of our competitors offer a wider range of services and financial products than we do. Over the past several years, the securities industry has become increasingly competitive. Numerous securities firms have either ceased operations or have been acquired by other firms and certain corporations with substantial financial resources, expertise and access to capital markets have entered the securities industry by acquiring leading securities firms.

         In addition, financial institutions, including insurance companies and commercial banks and savings and loan associations, offer customers some of the services and products currently provided by securities firms and numerous commercial banks and/or their affiliates have entered into various additional business activities, such as underwriting equity and debt securities. Moreover, an increasing number of firms offer discount brokerage services to individual retail customers and generally effect transactions at lower commission rates on an "execution only" basis without offering other services such as investment recommendations and research.

         As for competitors in the business development portal industry, such industry consists of two categories of competitors: websites that only provide links and articles about small business issues and websites that provide their own content. Portals that primarily contain links, rather than content, include:
BizVillage, Business Week, EntrepreneurMag.com, MoneyHunter and Star-A-Business.com. Portals that provide content and services to our target market include: Merger Network, Vcapital and VentureOne, Venture Highway, The Venture Capital Marketplace, Venture Capital Unlimited, Garage.com and VCA Online.com. However, unlike us, these portals typically charge membership or transaction fees. We compete with these portals by providing content and links without significant charges to the website user. By developing our subsidiary business units, we hope to derive revenue from website users who utilize the services of our subsidiary business units.

         Nevertheless, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. We expect that new competitors or alliances among competitors will emerge and may acquire significant market share. We can provide no assurance that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

GOVERNMENT REGULATION

         Regulation of the Securities Industry and Broker-Dealers.

         Our business is subject to extensive regulation applicable to the securities industry in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. In general, broker-dealers are required to register with the SEC under the Securities Exchange Act of 1934, as amended (Exchange
Act). Under the Exchange Act, every registered broker-dealer that does business with the public is required to be a member of and is subject to the rules of the NASD. The NASD administers qualification testing for all securities principals and registered representatives for its own account and on behalf of the state securities authorities. Union Atlantic Capital, L.C., First Colonial Securities Group, Inc. and First Level Capital, Inc. are broker-dealers registered with the SEC and are members of the NASD. Our broker-dealers are also subject to regulation under state law. Union Atlantic Capital, L.C. is currently registered as a broker-dealer in 14 states and the District of Columbia. First Colonial Securities Group, Inc. is currently registered as a broker-dealer in 49 states, Puerto Rico and the District of Columbia. First Level Capital, Inc. is currently registered as a broker-dealer in 49 states. The NASD approved the change of ownership to us of (i) Union Atlantic Capital, L.C. from Pinnacle Capital Group, L.C. and (ii) First Level Capital, Inc. from NW Holdings, Inc. and (iii) First Colonial Securities Group, Inc. A recent amendment to the federal securities laws prohibits the states from imposing substantive requirements on broker-dealers which exceed those imposed under federal law. The amendment, however, does not preclude the states from imposing registration requirements on broker-dealers that operate within their jurisdiction or from sanctioning these broker-dealers who have engaged in misconduct.

         The SEC, self-regulatory organizations such as the NASD, and state securities commissions may conduct administrative proceedings which can result in censure, fine, the issuance of cease-and-desist orders, or the suspension or expulsion of a broker-dealer, its officers, or its employees. The SEC and self-regulatory organization rules cover many aspects of a broker-dealer's business, including capital structure and withdrawals, sales methods, trade practices among broker-dealers, use, and safekeeping of customers' funds and securities, record-keeping, the financing of customers' purchases, broker-dealer and employee registration, and the conduct of directors, officers, and employees. Additional legislation, changes in rules promulgated by the Commission and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers.

         Effect of Net Capital Requirements.

         As registered broker-dealers and members of the NASD, Union Atlantic Capital, L.C., First Colonial Securities Group, Inc. and First Level Capital, Inc. are subject to the Uniform Net Capital Rule under the Exchange Act. The Uniform Net Capital Rule, which specifies minimum net capital requirements for registered brokers-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. In general, net capital is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and certain discretionary liabilities, and less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively certain other assets. Among these deductions are adjustments (called haircuts), which reflect the possibility of a decline in the market value of an asset prior to disposition.

         Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies and ultimately could require the firm's liquidation. The Uniform Net Capital Rule prohibits payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and the making of any unsecured advance or loan to a shareholder, employee or affiliate, if the payment would reduce the firm's net capital below a certain level. If a broker-dealer engages in underwriting, their net capital requirements will significantly increase. The SEC and the NASD impose rules that require notification when net capital falls below certain predefined criteria, dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer, and constrain the ability of a broker-dealer to expand its business under certain circumstances.

         The Uniform Net Capital Rule and NASD rules require prior notice to the SEC and the NASD for certain withdrawals of capital and also provide that the SEC may restrict for up to 20 business days any withdrawal of equity capital, or unsecured loans or advances to shareholders, employees or affiliates if the capital withdrawal, together with all other net capital withdrawals during a 30-day period, exceeds 30% of excess net capital and the SEC concludes that the capital withdrawal may be detrimental to the financial integrity of the broker-dealer.

         In addition, the Uniform Net Capital Rule provides that the total outstanding principal amount of a broker-dealer's indebtedness under certain subordination agreements, the proceeds of which are included in its net capital, may not exceed 70% of the sum of the outstanding principal amount of all subordinated indebtedness included in net capital, par or stated value of capital stock, paid in capital in excess of par, retained earnings and other capital accounts for a period in excess of 90 days. A change in the Uniform Net Capital Rule, the imposition of new rules or any unusually large charge against net capital could limit those parts of our operations that require the intensive use of capital and also could restrict our ability to pay dividends, repay debt and repurchase shares of our outstanding stock.

         As of December 31, 2000, the minimum amount of net capital required to be maintained by (i) Union Atlantic Capital, L.C. was $5,000, (ii) First Colonial Securities Group, Inc. was $250,000, and (iii) First Level Capital, Inc. was $100,000.

         A significant operating loss or any unusually large charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could harm our business. Union Atlantic Capital, L.C., First Colonial Securities Group, Inc. and First Level Capital, Inc. are members of Securities Investor Protection Corporation (SIPC) which provides, in the event of the liquidation of a broker-dealer, protection for clients' accounts up to $500,000, subject to a limitation of $100,000 for claims for cash balances. Our clients' accounts are carried on the books and records of the Correspondent Services Corporation, with respect to First Colonial Securities Group, Inc., and Schroder & Co., Inc., with respect to First Level Capital, Inc. Correspondent Services Corporation has obtained additional insurance from a private insurer in an amount equal to $4,500,000 for the benefit of our clients' accounts with First Colonial Securities Group, Inc. that is supplemental to SIPC protection. Schroder & Co., Inc. has obtained additional insurance from a private insurer in an amount equal to $95,500,000 for the benefit of our clients' accounts with First Level Capital, Inc. that is supplemental to SIPC protection.

         Application of Laws and Rules to Internet Business and Other Online Services.

         Due to the increasing popularity and use of the Internet and other online services, various regulatory authorities are considering laws and/or regulations with respect to the Internet or other online services covering issues such as user privacy, pricing, content copyrights, and quality of services. In addition, the growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. When the Securities Act of 1933, as amended (Securities Act), which governs the offer and sale of securities, and the Exchange Act, which governs, among other things, the operation of the securities markets and broker-dealers, were enacted, such acts did not contemplate the conduct of a securities business through the Internet and other online services. The recent increase in the number of complaints by online traders could lead to more stringent regulations of online trading firms and their practices by the SEC, NASD and other regulatory agencies. Although the SEC, in releases and no-action letters, has provided guidance on various issues related to the offer and sale of securities and the conduct of a securities business through the Internet, the application of the laws to the conduct of a securities business through the Internet continues to evolve. Furthermore, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes and personal privacy is uncertain and may take years to resolve. Uncertainty regarding these issues may adversely affect the viability and profitability of our business.

         As our services, through our subsidiaries, are available over the Internet in multiple jurisdictions, and as we, through our subsidiaries, have numerous clients residing in these jurisdictions, these jurisdictions may claim that our subsidiaries are required to qualify to do business as a foreign corporation in each such jurisdiction. While our broker-dealer subsidiaries are currently registered as broker-dealers in the jurisdictions described in this Annual Report, our broker-dealer subsidiaries and our non-broker dealer subsidiaries are qualified to do business as a foreign corporation in only a few jurisdictions; failure to qualify as an out-of-state or foreign corporation in a jurisdiction where it is required to do so could subject us to taxes and penalties for the failure to qualify.

         Changes in Existing Laws and Rules.

         Our benefits administration and pension plan services through Colonial Direct Retirement Services, Inc. and our other operating subsidiaries, are vulnerable to legislative changes. Legislative changes may expand or contract the types and amounts of business services that are required by individuals and businesses. There can be no assurance that future laws will provide the same or similar opportunities for business consulting and management services to individuals and businesses that exist today.

         Additional legislation or regulation, changes in existing laws and rules or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability.

INTELLECTUAL PROPERTY

         Our company owns the following federally registered marks: vFinance.com, Inc., AngelSearch, and First Colonial Securities Group, Inc. In addition, our company owns the following state registered marks: Union Atlantic LC, Union Atlantic Capital, L.C., Colonial Direct Financial Group, Inc., Colonial Direct Retirement Services, Inc., and Colonial Direct Capital Management, Inc.

EMPLOYEES

         At December 31, 2000, our company and our subsidiaries (excluding First Level Capital, Inc. and Colonial Direct Financial Group and its subsidiaries, which were acquired after December 31, 2000) employed twenty-one persons, all but one of which were full-time employees, including six registered representatives, nine investment bankers, four web developers, four consultants, and three persons engaged in accounting, compliance, marketing, information technology, clerical and administration.

         At December 31, 2000, First Colonial Securities Group, Inc. employed seventy persons, all but one of which were full-time employees, including forty-three registered representatives, one corporate finance specialists, four traders, and twenty-two persons engaged in back office operations, syndicate, accounting, compliance, marketing, information technology, clerical. In addition, there are sixteen registered non-employee representatives at the independently-owned offices.

         At December 31, 2000, First Level Capital, Inc. employed twenty persons, all but two of which were full-time employees, including sixteen registered representatives, four traders, one research analyst and two persons engaged in back office operations, syndicate, accounting, compliance, marketing, information technology, clerical and administration.

         None of our personnel are covered by a collective bargaining agreement. We consider our relationships with our employees to be good. Any future increase in the number of employees will depend upon growth of our business.

         Our registered representatives are required to take examinations administered by the NASD and state authorities in order to be qualified to transact business, and are required to enter into agreements with us obligating them, among other things, to adhere to industry rules and regulations, our supervisory procedures and not to solicit customers in the event of termination of employment.

RESEARCH AND DEVELOPMENT AND ENVIRONMENTAL MATTERS

         We did not incur any research and development expenses. We do not incur any significant costs or experience any significant effects as a result of compliance with federal, state and local environmental laws.

                          RISKS RELATED TO OUR COMPANY

WE HAVE A LIMITED OPERATING HISTORY. AS A RESULT, YOU MAY HAVE DIFFICULTY EVALUATING OUR BUSINESS AND PROSPECTS.

         We have a limited operating history. We began our development and consulting activities in August 1, 1996, and only commenced our broker-dealer operations in the middle of our last fiscal year. Our website, however, has been in existence since 1995. Our business and prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in the early stages of development. These risks are particularly severe among companies in new and rapidly evolving markets such as online business development services and those in regulated industries such as the securities industry. It may be difficult or impossible to accurately forecast our operating results and evaluate our business and prospects based on our historical results.

WE WILL NEED TO RAISE ADDITIONAL FUNDS. THESE FUNDS MAY NOT BE AVAILABLE WHEN WE NEED THEM.

         Based on our current plans, we believe that our cash on hand and cash generated from our operations will be sufficient to fund our operations for at least the next 12 months. After this time, we will need to raise additional funds to operate the business, support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies, or respond to unanticipated events. There can be no assurances that additional financing will be available when needed on favorable terms, or at all. If these funds are not available when we need them, we may need to change our business strategy or reduce our operations or investment activities. In addition, any issuance of additional equity securities will dilute the ownership interest of our existing stockholders and the issuance of additional debt securities may increase the perceived risk of investing in us.

THERE ARE RISKS ASSOCIATED WITH OUR PLANNED EXPANSION AND ACQUISITIONS.

         In connection with our expansion, including certain of the recently completed acquisitions, there are certain additional risks we have undertaken and will undertake in the future, many of which are not risks presently associated with our core business and operations. For example, our management will be presented with new challenges and risks associated with the development, integration and implementation of the benefits administration and pension plan business of Colonial Direct Retirement Services, Inc. which we acquired after December 31, 2000. We believe that our management team and the new internal procedures that we are implementing in connection with the expansion of our operations will be adequate to manage and supervise this new business line, however, we cannot be sure that management will be able to address all of the new risks associated with this business or that the policies and procedures we implement will be sufficient.

THE COMPETITION WE FACE FROM BOTH ESTABLISHED AND RECENTLY FORMED FIRMS MAY ADVERSELY AFFECT OUR REVENUE AND PROFITABILITY. WE ALSO FACE COMPETITION FROM FIRMS THAT ARE NOT CURRENTLY IN OUR MARKET BUT COULD QUICKLY AND EASILY ENTER OUR MARKET.

         We encounter intense competition in all aspects of our business, and we expect this competition to increase. For example, we face competition from regionally-focused companies, both domestically and internationally, which are trying to connect startups with venture investors using an Internet-based market. These competitors include SeedStage Capital, Vcapital.com, Yazam.com and OffRoad Capital. We also compete in the business development portal industry with portals that provide content and services to its target market including Merger Network, Vcapital and VentureOne, Venture Highway, The Venture Capital Marketplace, Venture Capital Unlimited, Garage.com and VCA Online.com.

         We also face competition from Internet incubator firms such as Internet Capital Group, divine interVentures, Bill Gross' ideaLab!, and eCompanies. These companies offer an alternative source of capital and also provide startups with office space, equipment, professional services and strategic guidance. More generally, we face competition from established venture capital firms, merchant banks, investment banks, management consulting firms and angel investor networks. In addition, companies that have not traditionally provided investment banking services, including commercial banks and providers of online financial services, may elect to enter into our industry, particularly if we or our existing competitors are successful. This competition could reduce the demand for our services and create pricing pressures. Established professional service and financial firms could leverage their existing and future relationships with startups, expertise, and established reputations to quickly enter our market, thereby reducing the demand for, or the prices of, our services.

         If we are unable to compete effectively with these competitors, the quality of the companies applying to us for assistance may be reduced. Many of our competitors have longer operating histories and significantly greater financial, technical, and marketing resources than us. In addition, many of these competitors offer a wider range of services and financial products than we do. Many current and potential competitors also have greater name recognition and more extensive customer bases that could be used to accelerate their competitive activity. Moreover, current and potential competitors have established and may establish future cooperative relationships among themselves and with third parties to enhance their products and services in this space. Consequently, new competitors or alliances may emerge and rapidly acquire significant market share. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures faced by us will not harm our business.

VARIATIONS IN OUR QUARTERLY OPERATING RESULTS CAUSED BY THE TIMING OF OUR CLIENT COMPANIES' FINANCING TRANSACTIONS AND THE TIMING OF OUR EVENTS COULD CAUSE OUR STOCK PRICE TO FLUCTUATE. THIS COULD RESULT IN SUBSTANTIAL LOSSES TO INVESTORS.

         The timing of our revenue depends on a number of factors that are outside of our control. For example, we receive success fees only when our client companies close their transactions, the timing of which is outside our control. To the extent that a particular transaction is delayed into a subsequent quarter, our cash revenue from that client will also be deferred into a subsequent quarter, which could cause us to fail to meet the quarterly expectations of stock market analysts or investors.

PERIODS OF DECLINING SECURITIES PRICES, INACTIVITY, OR UNCERTAINTY IN THE PUBLIC OR PRIVATE EQUITY MARKETS MAY ADVERSELY AFFECT OUR SUCCESS AND CONSULTING FEE REVENUE DUE TO A DECLINE IN INVESTMENT ACTIVITY.

         Our success fee revenue is likely to be lower during periods of declining securities prices. To the extent potential investors incur losses on their other securities, they may be less able or willing to invest in startup companies. In addition, startup companies may find it more difficult to raise capital or engage in other transactions such as mergers or acquisitions during periods of declining securities prices. The public markets have historically experienced significant volatility not only in the number and size of initial financing transactions, but also in the secondary market trading volume and prices of newly issued securities. For example, the securities markets for Internet companies have recently experienced significant activity and volatility, generally resulting in declining prices. We believe activity in the private equity markets frequently reflects trends in the public markets. As a result, our revenue may be adversely affected during periods of declining prices or inactivity in the public markets to the extent that our client companies or our prospective client companies may be unable or unwilling to seek financing or general management consulting services.

         Broker-dealers are directly affected by national and international economic and political conditions, broad trends in business and finance, and substantial fluctuations in volume and price levels of securities transactions. Unfavorable financial or economic conditions would likely reduce the number and size of transactions in which we provide services. Because our success fees are based on a percentage of the total value of a transaction, our revenue is directly related to the number and size of the transactions in which we participate and would therefore be adversely affected by a sustained market downturn.

OUR DIRECTORS AND EXECUTIVE OFFICERS CONTROL APPROXIMATELY 49% OF OUR COMMON STOCK AND MAY HAVE INTERESTS DIFFERING FROM THOSE OF OTHER STOCKHOLDERS.

         At December 31, 2000, our directors and executive officers control approximately 49% of our outstanding common stock, directly as stockholders and indirectly through control relationships with other stockholders. These directors and executive officers, if acting together, would be able significantly to influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions, including mergers, consolidations and the sale of substantially all of our assets. This control could have the effect of delaying or preventing a third party from acquiring or merging with us, which could hinder your ability to receive a premium for your shares.

OUR BRAND MAY NOT ACHIEVE THE BROAD RECOGNITION NECESSARY TO SUCCEED.

         We believe that broader recognition and positive perception of the "vFinance" and "Investment Banking Channel" brand are essential to our future success. Accordingly, we intend to continue to pursue an aggressive brand enhancement strategy, which will include multimedia advertising, promotional programs and public relations activities. These initiatives will require significant expenditures. If our brand enhancement strategy is unsuccessful, these expenses may never be recovered and we may be unable to increase future revenues. Successful positioning of our brand will depend in large part on:

         - the success of our advertising and promotional efforts;

         - an increase in the number of users and page views of our website; and

         - the ability to continue to provide a website and services useful to our clients.

         These expenditures may not result in sufficient increases in revenues to offset these expenditures. In addition, even if brand recognition increases, the number of new users or the number of page views of our website may not increase. Even if the number of new users increases, those users may not regularly use our website.

FAILURE TO MAINTAIN OR INCREASE THE FLOW OF TRAFFIC TO OUR WEBSITE COULD HARM OUR BUSINESS.

         Our business partially depends on our ability to maintain or increase traffic on our website as well as our ability to have visitors to our website use our services. It is important for our business development activities to increase the number of daily visitors, repeat visitors and the amount of time visitors spend on our website. Failure to do so could adversely affect our revenue and our ability to raise additional funds.

IF WE DO NOT CONTINUE TO DEVELOP AND ENHANCE OUR SERVICES IN A TIMELY MANNER, OUR BUSINESS MAY BE HARMED.

         Our future success will depend on our ability to develop and enhance our services. We operate in a very competitive industry in which the ability to develop and deliver advanced services through the Internet and other channels is a key competitive factor. There are significant risks in the development of new or enhanced services, including the risks that we will be unable to:

         - effectively use new technologies;

         - adapt our services to emerging industry or regulatory standards; or

         - market new or enhanced services.

         If we are unable to develop and introduce new or enhanced services quickly enough to respond to market or customer requirements or to comply with emerging industry standards, or if these services do not achieve market acceptance, our business could be seriously harmed.

INTERNET AND INTERNAL COMPUTER SYSTEM FAILURES OR COMPROMISES OF OUR SYSTEMS OR SECURITY COULD DAMAGE OUR REPUTATION AND HARM OUR BUSINESS.

         Although a significant portion of our business is conducted using traditional methods of contact and communications such as face-to-face meetings, a portion of our business is conducted through the Internet. We could experience future system failures and degradations. We cannot assure you that we will be able to prevent an extended systems failure if any of the following events occurs:

         - human error;

         - subsystem, component, or software failure;

         - a power or telecommunications failure;

         - an earthquake, fire, or other natural disaster;

         - hacker attacks or other intentional acts of vandalism; or

         - an act of God or war.

         Any such systems failure that interrupts our operations could seriously harm our business. We currently have limited off-site data storage and disaster recovery systems.

         The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. Our future success will depend upon the development and maintenance of the Internet's infrastructure to cope with this increased traffic. This will require a reliable network backbone with the necessary speed, data capacity, and security, and the timely development of complementary products, such as high-speed modems, for providing reliable Internet access and services.

         The secure transmission of confidential information over public networks is a critical element of our operations. We rely on encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of confidential information over the Internet. To the best of our knowledge, to date, we have not experienced any security breaches in the transmission of confidential information. Moreover, we continually evaluate advanced encryption technology to ensure the continued integrity of our systems. However, we cannot assure you that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise of the technology or other algorithms used by us and our vendors to protect client transaction and other data. Any compromise of our systems or security could harm our business.

THERE ARE RISKS ASSOCIATED WITH OUR STOCK TRADING ON THE NASD OTC BULLETIN BOARD RATHER THAN A NATIONAL EXCHANGE.

         There are significant consequences associated with our stock trading on the NASD OTC Bulletin Board rather than a national exchange.

         The effects of not being able to list our securities on a national exchange include:

         - Limited release of the market prices of our securities;

         - Limited news coverage of us;

         - Limited interest by investors in our securities;

         - Volatility of our stock price due to low trading volume;

         - Increased difficulty in selling our securities in certain states due to "blue sky" restrictions; and

         - Limited ability to issue additional securities or to secure additional financing.

WE DEPEND ON A LIMITED NUMBER OF KEY EXECUTIVES WHO WOULD BE DIFFICULT TO
REPLACE.

         Our success depends significantly on the continued services of our senior management, especially Leonard J. Sokolow, our company's Chief Executive Officer and President. Losing Leonard Sokolow or any of our company's and our subsidiaries' other key executives, including Timothy Mahoney, our company's Board Chairman and Chief Operating Officer; D. Carr Moody, our company's Chief Financial Officer; David Spector, one of our company's Vice Presidents; and Marc Siegel, President of First Colonial Securities Group, Inc., could seriously harm our business. We cannot assure you that we will be able to retain our key executives or that we would be able to replace any of our key executives if we were to lose their services for any reason. Competition for these executives is intense. Many of our key executives have been employed by us since inception. If we had to replace any of these key executives, we would not be able to replace the significant amount of knowledge that these key executives have about our operations. We do not maintain "key man" insurance policies on any of our executives.

OUR GROWTH WILL BE LIMITED IF WE ARE UNABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL.

         Our future success depends in significant part on our ability to retain our key technical staff, business development managers, and management and marketing personnel. In addition, we must continue to attract and retain qualified professionals to perform services for our existing and future clients.

         Competition for highly qualified technical, business development, and management and marketing personnel is intense. We have in the past experienced difficulty in attracting new personnel. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to pay higher compensation for employees than we currently expect. We cannot assure you that we will succeed in attracting and retaining the personnel we need to grow.

WE RELY VERY HEAVILY ON CLEARING FIRMS FOR TWO OF OUR OPERATING BROKER-DEALER SUBSIDIARIES, FIRST COLONIAL SECURITIES GROUP, INC. AND FIRST LEVEL CAPITAL, INC. THE TERMINATION OF THE AGREEMENTS BETWEEN THE CLEARING FIRMS AND THESE OPERATING BROKER-DEALER SUBSIDIARIES COULD HARM OUR BUSINESS.

         The clearing agreement between First Colonial Securities Group, Inc., our wholly-owned broker-dealer subsidiary acquired after December 31, 2000, and Correspondent Services Corporation, a wholly owned clearing firm subsidiary of PaineWebber, Inc. may be terminated by either party upon 60 days prior written notice. In addition, the clearing agreement between First Level Capital, Inc., our wholly-owned broker-dealer subsidiary acquired after December 31, 2000, and Schroder & Co., Inc., a wholly owned clearing firm subsidiary of Bank of New York may be terminated by either party upon 60 days prior written notice. According to the terms of each of the agreements, the clearing firms, on a fee basis, processes all securities transactions for the respective broker-dealers' accounts and the accounts of the respective broker-dealers' clients. Services of these clearing firms include billing and credit extension, control and receipt, custody and delivery of securities, for which these broker-dealers pay a transaction charge. We are dependent on the operational capacity and the ability of these clearing firms for the orderly processing of transactions. In addition, by engaging the processing services of a clearing firm, these broker-dealers are exempt from certain capital reserve requirements and other complex regulatory requirements imposed by federal and state securities laws. Moreover, these broker-dealers have agreed to indemnify and hold their respective clearing firms harmless from certain liabilities or claims, including claims arising from the transactions of their clients.

TWO OF OUR OPERATING BROKER-DEALER SUBSIDIARIES, FIRST COLONIAL SECURITIES GROUP, INC. AND FIRST LEVEL CAPITAL, INC., EXTEND CREDIT TO THEIR CLIENTS AND ARE SUBJECT TO RISKS AS A RESULT.

         First Colonial Securities Group, Inc. and First Level Capital, Inc., two of our operating broker-dealer subsidiaries, clear all transactions for their customers on a fully disclosed basis with their clearing firms, which carry and clear all customer securities accounts. A limited portion of these broker-dealer subsidiaries' customer securities activities are transacted on a "margin" basis, pursuant to which credit is extended to customers, which (A) is secured by cash and securities in customer accounts, or (B) involve (i) "short sales" (i.e., the sale of securities not yet purchased) or (ii) only as to First Colonial Securities Group, Inc., the purchase and sale of commodity futures contracts, substantially all of which are transacted on a margin basis. These risks are increased during periods of volatile markets in which the value of the collateral these broker-dealer subsidiaries hold could fall below the amount borrowed by their clients. If margin requirements are not sufficient to cover losses, these broker-dealer subsidiaries may be required to sell or buy securities at prevailing market prices and incur losses to satisfy their client obligations.

WE UNDERWRITE SECURITIES THROUGH FIRST COLONIAL SECURITIES GROUP, INC. AND ARE SUBJECT TO LOSSES RELATING TO A DECLINE IN THE MARKET VALUE OF SECURITIES THAT WE HOLD IN INVENTORY AND TO LIABILITY FOR ENGAGING IN UNDERWRITING ACTIVITIES.

         The underwriting activities of First Colonial Securities Group, Inc., our principal operating broker-dealer subsidiary, involve the purchase, sale or short sale of securities as a principal. As an underwriter, this broker-dealer subsidiary agrees to purchase securities on a "firm commitment" basis and is subject to risk that it may be unable to resell securities or be required to dispose of securities at a loss. In connection with our investment banking activities in which this broker-dealer subsidiary acts as a manager or co-manager of public offerings of securities, we expect to make increased commitments through this broker-dealer subsidiary of capital to market making activities in securities of those issuers. Any additional concentration of capital in the securities of those issuers held in inventory will increase the risk of loss from possible declines in the market price of those securities. In addition, under federal securities laws, other laws and court decisions with respect to underwriters' liabilities and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to securities offerings. Our potential liability through this broker-dealer subsidiary as an underwriter is generally not covered by insurance. Moreover, underwriting commitments constitute a charge against net capital and this broker-dealer subsidiary's ability to make underwriting commitments may be limited by the requirement that it must at all times be in compliance with the net capital rule.

IF WE CANNOT ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, OUR COMPETITIVENESS MAY BE HARMED.

         Our success and ability to compete depend to a significant degree on our intellectual property. We rely on copyright and trademark law, as well as confidentiality arrangements, to protect our intellectual property. Our company has federally registered the following marks: vFinance.com, Inc., AngelSearch, and First Colonial Securities Group, Inc. In addition, our company owns the following state registered marks: Union Atlantic LC, Union Atlantic Capital, L.C., Colonial Direct Financial Group, Inc., Colonial Direct Retirement Services, Inc., and Colonial Direct Capital Management, Inc. We currently do not have any patents. The concepts and technologies we use may not be patentable. Our competitors or others may adopt product or service names similar to "VFINANCE.COM", thereby impeding our ability to build brand identity and possibly leading to client confusion. Our inability to adequately protect the name "VFINANCE.COM" would seriously harm our business. Policing unauthorized use of our intellectual property is made especially difficult by the global nature of the Internet and difficulty in controlling the ultimate destination or security of software or other data transmitted on it.

The laws of other countries may afford us little or no effective protection for our intellectual property. We cannot assure you that the steps we take will prevent misappropriation of our intellectual property or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to:

         - enforce our intellectual property rights;

         - determine the validity and scope of the proprietary rights of others; or

         - defend against claims of infringement or invalidity.

         Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could seriously harm our business.

OUR BOARD OF DIRECTORS CAN ISSUE SHARES OF "BLANK CHECK" PREFERRED STOCK WITHOUT FURTHER ACTION BY OUR STOCKHOLDERS.

         As of March 14, 2001, our Board of Directors has the authority, without further action by the stockholders, to issue up to 2,500,000 shares of preferred stock (of which, 122,500 shares are designated as Series A Convertible Preferred Stock and was issued in connection with the merger with Colonial Direct Financial Group, Inc., and 500,000 shares are designated as Series B Convertible Preferred Stock) in one or more series and to fix the rights, preferences, privileges and restrictions of the preferred stock, including:

         - dividend rights;

         - conversion rights;

         - voting rights, which may be greater or lesser than the voting rights of the common stock;

         - rights and terms of redemption;

         - liquidation preferences; and

         - sinking fund terms.

         The issuance of shares of preferred stock could adversely affect the voting power of holders of our common stock and the likelihood that these holders will receive dividends and payments upon liquidation of our company and could have the effect of delaying, deferring or preventing a change in control of our company.

                          RISKS RELATED TO OUR INDUSTRY

THE MARKET FOR ONLINE BUSINESS DEVELOPMENT SERVICES IS NEW AND UNPROVEN. IF THE MARKET FOR THESE SERVICES FAILS TO GROW, OUR BUSINESS WILL SUFFER.

         The market for online business development services is at an early stage of development and is rapidly evolving. Consequently, demand and market acceptance for these recently introduced services are subject to a high level of uncertainty. Traditional means of investing and raising capital generally involve numerous face-to-face meetings. Our business requires entrepreneurs and venture capital investors, who have relied in the past upon traditional means of investing and raising capital, to submit information through our website. Accordingly, we must conduct marketing and sales efforts to educate these prospective clients about the uses and benefits of investing and raising capital online. For example, we must persuade our prospective startup clients that the services we offer, such as facilitating venture capital transactions, and business model review and counseling, provide value in relation to the services that our competitors offer, principally providing capital. If our online and our traditional consulting and investment banking services are not accepted by these prospective clients, our business will be seriously harmed.

GOVERNMENTAL REGULATION OF THE INTERNET MAY NEGATIVELY AFFECT OUR BUSINESS AND REDUCE DEMAND FOR OUR SERVICES.

         Laws directly applicable to communications or commerce over the Internet are becoming more prevalent. The manner in which new and existing laws will be applied to the Internet, however, remains largely unsettled. It may take years to determine whether and to what extent existing laws will apply to Internet transactions. The uncertainty relating to how these laws will be applied may increase our cost of doing business and increase the risk associated with doing business.

WE, THROUGH OUR BROKER-DEALER SUBSIDIARIES, ARE SUBJECT TO REGULATION BY THE SEC, STATE REGULATORS, AND THE NASD.

         The securities industry in the United States is subject to regulation under both federal and state laws. The SEC, the NASD, other self-regulatory organizations and state securities commissions can censure, fine, issue cease-and-desist orders, or suspend or expel a broker-dealer or any of its officers or employees. If any of these events occur to our broker-dealer subsidiaries, our business and reputation could be seriously harmed.

         Broker-dealers are subject to regulations covering many aspects of the securities business, including:

         - sales methods;

         - trade practices among broker-dealers;

         - use and safekeeping of customers' funds and securities;

         - capital structure;

         - record keeping;

         - conduct of directors, officers, and employees; and

         - supervision of employees, particularly those in branch offices.

         Our mode of operation and profitability may be directly affected by:

         - additional legislation;

         - net capital requirements;

         - changes in rules promulgated by the SEC, state regulators, the NASD, and other self-regulatory organizations; and

         - changes in the interpretation or enforcement of existing laws and rules.

         Our ability to comply with applicable laws and rules will depend on our establishment and maintenance of an effective compliance system, as well as our ability to attract and retain qualified compliance personnel. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers. If we are unable to comply with applicable laws and rules, our business could be seriously harmed.

WE MAY BE LIABLE FOR INFORMATION RETRIEVED FROM OUR WEBSITE, THE WEBSITES OF OUR SPONSORS, AND THE WEB SITES OF OTHER THIRD PARTIES.

         Users of our website may access content on our website and on the websites of our sponsors or other third parties through website links, and they may download content and subsequently transmit this content to others over the Internet or other means. This could result in claims against us based on a variety of theories, including defamation, obscenity, negligence, copyright, trademark infringement, or the wrongful actions of third parties. Other actions may be brought based on the nature, publication, and distribution of our content or based on errors or false or misleading information provided on our website. Claims have been brought against online services in the past, sometimes successfully, based on the content of material contained on their websites.

         We are not aware of any such claims threatened against us. However, claims brought by users of our website could be material. Even if these claims do not result in liability, we could incur significant costs in investigating and defending against these claims. The imposition of potential liability for information carried on or disseminated through our systems could require us to implement measures to reduce our exposure to liability. Those measures may require the expenditure of substantial resources and limit the attractiveness of our services. Additionally, we have limited insurance coverage, which may not cover all such claims to which we are exposed.

ITEM 2.  DESCRIPTION OF OUR PROPERTIES

         At December 31, 2000, our corporate headquarters was located at 6600 North Andrews Avenue, Suite 304, Fort Lauderdale Florida 33309, where we leased approximately 3,800 square feet of office space at a rental of $87,883 per annum, under a lease which expires on April 30, 2002. On January 22, 2001, we sublet this office space on the same terms for the remaining term of such lease.

         On January 13, 2001, we relocated our corporate headquarters to 3010 North Military Trail, Boca Raton, Florida 33431, where Colonial Direct Financial Group, Inc., our wholly-owned subsidiary, leased approximately 15,750 square feet at a rental of $271,791 per annum, under a lease which expires in 2008. This office space is also the corporate headquarters of all of our subsidiaries.

         Beginning January 2000, we leased approximately 1600 square feet of office space at 1215 Hightower Trail, Building B, Suite 220, Atlanta, Georgia 30350, at a monthly rate of $2,317.66, which lease expires in February 2003. This office space is a branch office of Union Atlantic Capital, L.C.

         Colonial Direct Financial Group, Inc., which became our wholly-owned subsidiary after December 31, 2000, subleases its prior corporate headquarters located at 1499 West Palmetto Park Road, Suite 312, Boca Raton, Florida 33486, where Colonial Direct Financial Group, Inc. leased approximately 7,400 square feet of space at a rental of $168,360 per annum, for the balance of the remaining term of such lease which expires in April 30, 2002.

         The following information relates to the branch offices of First Colonial Securities Group, Inc.:

                           Approximate Annual
Office Locations           Square Footage            Lease Rental                Exp. Date
----------------           ------------------        ------------           ------------------
New York, NY               11,165                      $474,513              December 31, 2006
Paramus, NJ                2,578                       $ 43,182              December 31, 2001
Marlton, NJ                6,130                       $128,178                 March 31, 2004

         Colonial Direct Financial Group, Inc. remains liable on its prior New York branch office lease which was for approximately 4,425 square feet, at an annual rental rate of approximately $126,500, for a term that expires May 16, 2002. Colonial Direct Financial Group, Inc. is actively seeking a subtenant or assignee for this office space and remain primarily responsible until such time as a subtenant or assignee is located and approved by the landlord.

         Colonial Direct Financial Group, Inc. has entered into a sublease at its Marlton, NJ office location for the balance of the lease term for approximately 6,130 of the total square footage, at an annual rental rate of $123,520.

         The following information relates to the branch offices of First Level Capital, Inc.:

                           Approximate Annual
Office Locations(1)        Square Footage            Lease Rental              Exp. Date
----------------          --------------            ------------           -------------------
New York, NY               24(th) Floor                $105,036               March 1, 2006
Boca Raton, FL             1,171                       $27,659             October 31, 2002
Sarasota, FL               1,058                       $19,903                July 31, 2004
Red Bank, NJ               4,100                       $75,000             October 31, 2003

         Based on the terms of our merger with NW Holdings, Inc., NW Holdings, Inc. assigned to us and we assumed all the obligations of NW Holdings, Inc. under the lease at 50 Broadway, 24th Floor, New York, New York 10004, where NW Holdings, Inc. leased the entire 24th floor of the office building at this location at a rental of $105,036 per annum, under a lease which expires on March 1, 2006.

         The leases for the Boca Raton, FL, Sarasota, FL and Red Bank, NJ branch office locations of First Level Capital, Inc. were entered into by First Level Capital, Inc.

         First Level Capital, Inc. has entered into a sublease at its Red Bank, NJ office location for the balance of the lease term for approximately [_____] of the total square footage, at an annual rental rate of [$_____].

         We consider the facilities of our company and our subsidiaries (excluding the branch offices of First Level Capital, Inc.) to be reasonably insured and adequate for the foreseeable needs of our company and our subsidiaries and we believe that similar facilities are available in the Atlanta, Georgia, South Florida, New York, and metropolitan areas at comparable rental rates.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time we or a subsidiary of ours is named as a party to a lawsuit which has arisen in the ordinary course of business. Although it is possible that losses exceeding amounts already recorded may be incurred upon ultimate resolution of these existing legal proceedings, we believe that such losses, if any, will not have a material adverse effect on our business, results of operations or financial position; however, unfavorable resolution of each matter individually or in the aggregate could affect the consolidated results of operations for the quarterly and annual periods in which they are resolved.

         The business of Union Atlantic Capital, L.C., and First Level Capital, Inc. and First Colonial Securities Group, Inc., both of which we acquired after December 31, 2000, involve substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied customers for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions which generally seek rescission and substantial damages.

         In the ordinary course of business, our company and/or its subsidiaries may be parties to other legal proceedings and regulatory inquiries, the outcome of which, either singly or in the aggregate, is not expected to be material. There can be no assurance however that any sanctions will not have a material adverse effect on the financial condition or results of operations of our company and/or its subsidiaries. What follows below is a brief summary of certain matters pending against or involving us and our subsidiaries.

         First Colonial Securities Group, Inc. is subject to supervision and regulation by the NASD, the SEC and various state securities commissions. As part of this regulatory oversight, First Colonial Securities Group, Inc. is subject to periodic examination and inspections by these authorities. First Colonial Securities Group, Inc. has been advised that as a result of an examination performed by the Philadelphia office of the NASD for the years 1996 and 1997, several possible material deficiencies were identified by the NASD. The NASD investigation is still pending.

         In October 1999, First Colonial Securities Group, Inc. hired Larry Katz from Ladenburg Thalmann & Co. Inc. (Ladenburg) to become its President. Thereafter, several of Mr. Katz' former associates contacted First Colonial Securities Group, Inc. about employment and in fact joined the firm. As a result of the foregoing, Ladenburg commenced an arbitration before the NASD against First Colonial Securities Group, Inc. and certain of its employees claiming, among other things, that certain unspecified confidential information and/or Ladenburg's trade secrets had been misappropriated in connection with wrongfully soliciting these and certain other individuals to leave Ladenburg and join First Colonial Securities Group, Inc. Ladenburg sought preliminary injunctive relief in aid of the arbitration from the Supreme Court of the State of New York, but that request was denied. Ladenburg also sought a preliminary injunction from the NASD, but that request was denied as well. First Colonial Securities Group, Inc. submitted an Answer denying the material allegations contained in the Statement of Claim. First Colonial Securities Group, Inc. also served Counterclaims and Third-Party Claims based on statements made by Ladenburg and its brokers to customers of the brokers who joined First Colonial Securities Group, Inc. On October 26, 2000, First Colonial Securities Group, Inc. settled this matter by agreeing to pay $450,000 to Ladenburg.

         On or about March 14, 2000, First Colonial Securities Group, Inc. was advised that one of its customers, Carnegie Investment Management, Ltd. (Carnegie) whose account was managed by another one of its customers, LMC Asset Corp., allegedly failed to pay for approximately 1.9 million shares of Mattel, Inc. common stock, which shares were purportedly acquired in a "mini-tender offer". LMC Asset Corp. also served as the Information Agent for Carnegie in connection with the mini-tender offer. On or about March 27, 2000, Carnegie filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Eastern District of Philadelphia. In its bankruptcy filing, LMC Asset Corp. is scheduled as a creditor of Carnegie. On April 7, 2000, Deutsche Bank Securities, Inc., another creditor scheduled in Carnegie's bankruptcy filing, commenced an action against LMC Asset Corp. in United States District Court in the Southern District of New York in which it sought an order of attachment against LMC Asset Corp. to prevent it from disbursing or otherwise liquidating any funds or securities in the account maintained at First Colonial Securities Group, Inc. On April 19, 2000, the Court granted the order of attachment as sought by Deutsche Bank Securities.

         On May 21, 2000, a partial settlement agreement was agreed to in the bankruptcy proceeding, which agreement was submitted to the Bankruptcy Court for consideration on May 23, 2000. A hearing on the partial settlement agreement has tentatively been set for June 6, 2000. The partial settlement agreement provides, in relevant part, for a return to the tendering parties, on a pro-rata basis, of all of the shares of Mattel, Inc. common stock maintained in the Carnegie account. The settling parties reserved their rights to seek further relief from, among other entities and individuals, First Colonial Securities Group, Inc., Correspondent Services Corp., First Colonial Securities Group, Inc.'s clearing firm, and LMC Asset Corp. and its principals.

         First Colonial Securities Group, Inc. has not been named in any action with respect to the foregoing, however inasmuch as each of the accounts of Carnegie and LMC Asset Corp. were maintained at First Colonial Securities Group, Inc. during the relevant time period, we are closely monitoring each of the referenced proceedings. Furthermore, in connection with an SEC investigation into the actions of LMC Asset Corp. and Carnegie, First Colonial Securities Group, Inc. has produced documents to the SEC, and several present and former First Colonial Securities Group, Inc. employees have provided testimony pursuant to SEC subpoenas.

         First Colonial Securities Group, Inc. is also engaged in a number of other legal proceedings incidental to the conduct of its business. In the opinion of our management, our company is adequately insured through First Colonial Securities Group, Inc. against the claims relating to such proceedings, and any ultimate liability arising out of such proceedings will not have a material adverse effect on the financial condition or results of operations of our company.

         [To come]

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of stockholders during the fourth quarter of our 2000 fiscal year.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         Our common stock, par value $0.01 per share ("Common Stock"), is traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "VFIN."

         From October 8, 1992 through December 31, 1993, our Common Stock and warrants were trading on the NASDAQ SmallCap Market under the symbols PFII and PFIIW, respectively, and on The Boston Stock Exchange under the symbols PFI and PFIW, respectively. In January 1994, the Common Stock and Warrants were de-listed from both exchanges. The Warrants expired in October 1995. From January 1994 until November 18, 1998, there was no public trading market for the Common Stock.

         The following table sets forth the high and low bid information for the Common Stock for the periods indicated below, as reported by the National Quotation Bureau during such periods:

                                                  High      Low
                                                  ----      ---
               1999
               ----
               1st Quarter                       $17.78    $1.97
               2nd Quarter                         9.88     0.02
               3rd Quarter                         5.56     0.63
               4th Quarter                         5.38     3.88

                                              High         Low
                                              ----         ---
                  2000
                  ----
                  1st Quarter                 $8.00      $4.1875
                  2nd Quarter                  7.75       2.875
                  3rd Quarter                  3.875      1.6562
                  4th Quarter                  1.875      0.625

         The foregoing quotations supplied by the National Quotations Bureau reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         We are authorized to issue 25,000,000 shares of Common Stock, of which 19,412,265 shares were issued and outstanding as of March 14, 2001. We are authorized to issue up to 2,500,000 shares of preferred stock, of which (i) 122,500 shares are designated as Series A Convertible Preferred Stock, par value $0.01 per share, all of which are currently issued and outstanding, and (ii) 50,000 shares are designated as Series B Convertible Preferred Stock, par value $0.01 per share, all of which are currently issued and outstanding. The number of stockholders of record for the Common Stock as of March 14, 2001 was 251.

         We have not paid any cash dividends since inception, and we do not anticipate paying any cash dividend in the foreseeable future.

         Our transfer agent is North American Transfer Co., Freeport, New York 11520.

RECENT SALES OF UNREGISTERED SECURITIES

         Merger with NW Holdings, Inc.

         On December 22, 2000, the Company entered into an Agreement and Plan of Merger (the "NWH Merger Agreement") with NW Holdings, Inc. ("NWH"), and the seven holders ("Sellers") of all issued and outstanding shares of common stock of NWH ("NWH Common Stock"). The closing of the transactions occurred on January 4, 2001 (the "NWH Merger Closing Date"). Pursuant to the terms of the NWH Merger Agreement, NWH was merged with and into the Company with the Company as the surviving corporation (the "NWH Merger").

         Pursuant to the NWH Merger Agreement, the Company acquired from the Sellers all the issued and outstanding shares of NWH Common Stock and warrants of NWH in exchange for (i) 1,700,000 unregistered shares ("NWH Merger Shares") of the Company's common stock, par value $.01 per share ("Company Common Stock"), of which (A) 1,200,000 of the NWH Merger Shares were issued on a pro rata basis to the Sellers based on their relative ownership of NWH Common Stock, and (B) 500,000 of the NWH Merger Shares were placed in escrow for a term of six months subject to offset by the Company to cover losses or damages to the Company due to breaches by the Sellers of their representations, warranties or covenants contained in the NWH Merger Agreement (any NWH Merger Shares remaining in the escrow which have not been offset at the expiration of the six month term of the escrow arrangement are to be released on a pro rata basis to the Sellers based on their relative ownership of NWH Common Stock immediately prior to the NWH Merger Closing Date) and (ii) warrants to purchase 575,000 shares of Company Common Stock which have an exercise price of $2.25 per share and an expiration date of five (5) years from the NWH Merger Closing Date.

         Pursuant to the NWH Merger Agreement, the Company will make available, an aggregate of 250,000 options to be allocated among the key personnel of First Level (excluding Sellers) after the NWH Merger Closing Date, as the Company may select and in such amounts as the Company determines in its sole discretion, for such key personnel to acquire shares of Company Common Stock at $2.25 per share upon such terms and conditions set forth in the NWH Merger Agreement. The holders of the shares of

Company Common Stock underlying the options will be granted certain piggyback registration rights with respect to those shares of Company Common Stock.

         The securities issued to the security holders of NWH were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         Merger with Colonial Direct Financial Group, Inc.

         On January 3, 2001, the Company entered into an Agreement and Plan of Merger (the "Colonial Merger Agreement") with Colonial Acquisition Corp., a wholly-owned subsidiary of the Company ("Acquisition Sub"), Colonial Direct Financial Group, Inc. ("Colonial"), and Michael Golden and Ben Lichtenberg, constituting the holders of a majority of the issued and outstanding shares of common stock of Colonial ("Majority Shareholders" and together with the other 86 holders of the issued and outstanding shares of common stock of Colonial, the "Shareholders"). The closing of the transaction occurred on January 4, 2001 (the "Colonial Merger Closing Date"). Pursuant to the terms of the Colonial Merger Agreement, Acquisition Sub was merged ("Colonial Merger") with and into Colonial with Colonial as the surviving corporation. Under the Colonial Merger Agreement, each share of capital stock of the Acquisition Sub issued and outstanding immediately prior to the time the Colonial Merger became effective ("Effective Time") was converted into and became one fully paid and nonassessable share of common stock of Colonial ("Colonial Common Stock").

         Pursuant to the terms of the Colonial Merger Agreement, each issued and outstanding share of Colonial Common Stock (other than those shares of Colonial Common Stock specifically excluded under the Colonial Merger Agreement) was converted into 1.3092 fully paid and nonassessable shares of the common stock, par value $.01 per share, of the Company ("Company Common Stock") equal to an aggregate of 5,750,000 shares ("Colonial Merger Shares") of the Company Common Stock. The Colonial Merger Shares were issued on a pro rata basis to the Shareholders based on their relative ownership of Colonial Common Stock, except for twenty percent (20%) of the Majority Shareholders' pro rata share of the Colonial Merger Shares which were placed in escrow for a term of six months subject to offset by the Company to cover losses or damages to the Company due to breaches by the Majority Shareholders of their representations, warranties or covenants contained in the Colonial Merger Agreement (any Colonial Merger Shares remaining in the escrow which have not been offset at the expiration of the six month term of the escrow arrangement are to be released on a pro rata basis to the Majority Shareholders based on their relative ownership of Colonial Common Stock immediately prior to the Colonial Merger Closing Date).

         In addition, each issued and outstanding share of Series A Convertible Preferred Stock of Colonial ("Colonial Series A Preferred Stock") (other than those shares of Colonial Series A Preferred Stock specifically excluded under the Colonial Merger Agreement) was converted into one (1) fully paid and nonassessable share of Series A Convertible Preferred Stock of the Company ("Company Series A Preferred Stock") equivalent in rights and preferences to the Colonial Series A Preferred Stock. In the aggregate, all of the issued and outstanding shares of Colonial Series A Preferred Stock were converted into 122,500 shares of Company Series A Preferred Stock.

         Furthermore, 884,042 outstanding options ("Colonial Options") to purchase shares of Colonial Common Stock, at exercise prices ranging from $3.35 to $7.00 per share, were converted into 490,000 options ("Company Option") to acquire Company Common Stock, at an exercise price of $2.25 per share, on the same terms and conditions as were applicable under the Colonial Options (including vesting); provided, however, that any unvested Colonial Options will be deemed to vest ratably over four years, commencing at the Effective Time. In addition, the Company granted to (i) investors who participated in Colonial's private placement of securities, which closed in January 2000, (ii) certain individuals who provided bridge loans to Colonial, and (iii) certain other individuals stock options to purchase an aggregate of 585,000 shares of the Company Common Stock. The stock options to be granted by the Company have an exercise price of $2.25 per share.

         As part of the Colonial Merger Agreement, the Company also will grant 625,000 stock options to purchase the Company Common Stock at an exercise price of $2.25 per share to certain key employees of Colonial.

         In addition, pursuant to the terms of the Colonial Merger Agreement, $500,000 in principal amount of the loans extended by Michael Golden to Colonial or any affiliate of Colonial were converted into shares of Series B Convertible Preferred Stock of the Company ("Company Series B Preferred Stock"). Among other things, the Company Series B Preferred Stock will carry a 7% dividend yield and will be redeemable at the option of the holder thereof upon a third party equity investment in the Company yielding proceeds (net of commissions and direct expenses) of a minimum of $500,000.

         The securities issued by the Company to the security holders of Colonial were exempt from registration pursuant to Section 4(2) of the Securities Act.

         Private Placements

         During the year, the Company closed on a $7 million round of private financing, which was consummated in two parts. On March 31, 2000 (the "Closing Date"), the Company consummated the sale of 1,166,667 shares of its common stock, par value $.01 per share ("Common Stock"), warrants to purchase up to 700,000 shares of Common Stock at an exercise price of $7.20 per share and rights to acquire up to an additional 1,166,667 shares of its Common Stock at a purchase price of $3.00 per share to certain institutional investors. The total gross proceeds to the Company from this transaction were $3,500,000 before offering or issuance costs. The warrants are exercisable for a period commencing on the Closing Date and expiring on the close of business on July 30, 2001. On August 17, 2000, the institutional investors exercised their rights to acquire an additional 1,166,667 shares of its common stock in exchange for gross proceeds to the Company of $3,500,000, as noted below.

         The Securities and Exchange Commission (the "SEC") declared effective a registration statement covering the securities issued and to be issued to the investors, the placement agent, Thomson Kernaghan & Co., Ltd., and five finders, including First Level Capital, Inc., Chichester Securities, Paul T. Mannion, Jr., Vincent Sbarra and Andrew S. Reckles, for this transaction on July 31, 2000. The Company and the same institutional investors closed a second round of financing ("Second Closing") in the amount of $3,500,000, before offering or issuance costs, on August 17, 2000. At the Second Closing, the investors received an additional 1,166,667 shares of Common Stock and rights to purchase an additional 1,166,667 shares Common Stock at a purchase price of $3.00 per share. Such rights will be exercisable for a period commencing six months from, and expiring one year after, August 17, 2000. Thomson Kernaghan & Co., Ltd., which is not an affiliate of the Company, received a placement agent fee and warrants to purchase up to 58,333 shares of Common Stock at an exercise price of $6.00 per share for introducing the Company to CALP II Limited Partnership, one of the investors in the transaction. First Level Capital, Inc., Chichester Securities, Paul T. Mannion, Jr., Vincent Sbarra and Andrew S. Reckles received warrants to purchase up to 25,000, 100,000, 19,833, 7,000 and 19,833 shares, respectively, of Common Stock at an exercise price of $6.00 per share as finder's fees in connection with the transaction. The warrants are exercisable until the close of business on March 30, 2003. For a period of six months from March 31, 2001, the investors had the right to purchase on a pro-rata basis any equity or equity-linked securities offered by the Company in any subsequent private offerings.

         The securities issued to the investors were exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act.

         Acquisition of Pinnacle Capital Group, L.C. (k/n/a Union Atlantic Capital, L.C.)

         On December 24, 1999, the Company acquired all of the membership interests of Pinnacle Capital Group, L.C., a licensed broker/dealer, from Steve Jacobs and Mauricio Borgonovo for $40,000. In February 2000, the Company changed the name of Pinnacle Capital Group, L.C. to Union Atlantic Capital, L.C. The acquisition was accounted for under the purchase method of accounting. The consideration consisted of the issuance of stock purchase warrants giving Messrs. Jacobs and Borgonovo the rights to purchase 10,000 shares of the Company's common stock at an exercise price of $2.50 per warrant. The warrants had a fair value, based on the Black Scholes model, of $4.00 per warrant. The warrants vested immediately and are exercisable for a period of five years, at the discretion of Messrs. Jacobs and Borgonovo. The Company allocated the purchase price based on the fair value of the assets acquired (cash aggregating $5,000) with the remainder of such purchase price allocated to goodwill. Goodwill related to this acquisition is being amortized over two years concurrent with the terms of those certain employment agreements between the Company and Messrs. Jacobs and Borgonovo. The warrants issued to Messrs. Jacobs and Borgonovo were exempt from registration pursuant to Section 4(2) of the Securities Act.

         Other Transactions

         On December 17, 1999, the Company entered into employment agreements with three individuals (the "Employment Agreements"). In connection with the Employment Agreements the Company issued 773,500 shares of its common stock (the "First Tranche Shares"). However, the First Tranche Shares were subject to divestment and return to the Company in the event and to the extent that certain performance criteria and/or other employment conditions were not met. The First Tranche Shares issued to employees were held in escrow until (i) cessation of the employee's employment with the Company prior to December 31, 2000, in which event all of the shares would be immediately returnable to the Company or (ii) the employee failed to meet certain cash revenue goals by February 15, 2001, as defined by the Employment Agreements, in which event such shares, or a percentage of such shares, would be immediately returnable to the Company, based on a formula contained in each Employment Agreement.

         On August 18, 2000, the Company entered into amended and restated employment agreements (the "Amended Employment Agreements") with the same three individuals.

         The Amended Employment Agreements (i) modify the performance criteria and employment conditions under the Employment Agreements to provide, among other things, that the First Tranche Shares issued to the employees be held in escrow until (a) cessation of the employee's employment with the Company prior to October 6, 2000, in which event all of the First Tranche Shares would be immediately returnable to the Company or (b) the employee failed to meet certain cash revenue goals by February 15, 2001, as defined by the Employment Agreements, in which event the First Tranche Shares, or a percentage of such shares, would be immediately returnable to the Company, based on a formula contained in each Employment Agreement, and (ii) provide for the Company to issue an additional 3,011,111 shares of its common stock, which shares are subject to divestment and similar performance criteria (the "Second Tranche Shares"). The Second Tranche Shares issued to employees are split into two equal pieces and are being held in escrow until (i) cessation of the employees employment with the Company prior to December 31, 2001 (for one-half of the Second Tranche Shares) and December 31, 2002 (for one-half of the Second Tranche Shares), respectively, in which event all or a portion of such shares, respectively, would be immediately returnable to the Company or (ii) the employee fails to meet certain cash revenue goals by September 30, 2001 (for one-half of the Second Tranche Shares) and September 30, 2002 (for one-half of the Second Tranche Shares) respectively, as defined by the Amended Employment Agreements, in which event such shares, or a percentage of such shares, respectively, would be immediately returnable to the Company, based on a formula contained in each Amended Employment Agreement.

         On December 23, 2000, the Company further amended and restated the Amended Employment Agreements to reduce the income tax consequences for the employees. These amendments superceded the August 18, 2000 Amended Employment Agreements, canceling and rescinding the Second Tranche Shares under the restricted stock performance plan.

         The Amended Employment Agreements provide for the Company to grant an additional 3,011,111 stock options to the individuals on January 23, 2001. The stock options were granted at an exercise price of $0.63 and are exercisable in eight equal tranches on June 30 and December 31 of 2001, 2002, 2003 and 2004, respectively, beginning on June 30, 2001.


         On June 18, 2000, we granted David Spector options to purchase up to 75,000 shares of Common Stock, which vest over a two-year period, subject to Mr. Spector's continued employment with our company, and expire on June 18, 2005. On December 18, 2000, we granted David Spector additional options to purchase up to 150,000 shares of common stock of our company, which vest over a thirty-two month-period, subject to Mr. Spector's continued employment with our company, and expire on December 18, 2005. The options issued to Mr. Spector were exempt from registration pursuant to Section 4(2) of the Securities Act.

         On June 1, 2000, we granted Leonard J. Sokolow options to purchase up to 500,000 shares of Common Stock, which vest over a three-year period and expire on June 1, 2005. The options issued to Mr. Sokolow were exempt from registration pursuant to Section 4(2) of the Securities Act. On January 1, 2001, Mr. Sokolow forfeited the 500,000 options by signing an Options Cancellation Agreement with our company.

         On June 1, 2000, we granted Timothy Mahoney options to purchase up to 500,000 shares of Common Stock, which vest over a three-year period and expire on June 1, 2005. The options issued to Mr. Mahoney were exempt from registration pursuant to Section 4(2) of the Securities Act. On January 1, 2001, Mr. Mahoney forfeited the 500,000 options by signing an Options Cancellation Agreement with our company.

         On March 24, 2000, we granted D. Carr Moody options to purchase up to 50,000 shares of Common Stock, which vest over a three-year period, subject to Mr. Moody's continued employment with our company, and expire on March 24, 2005. The options issued to Mr. Moody were exempt from registration pursuant to
Section 4(2) of the Securities Act.

         On May 5, 2000, the Company entered into a Consulting Agreement with Phillip W. Johnston effective as of January 3, 2000 in which the Company agreed to issue to Mr. Johnston 145,000 shares of Common Stock in consideration for services rendered by Mr. Johnston for the period January 3, 2000 to April 30, 2000. The Company recognized compensation expense of $940,235 in connection with the grant. The shares issued to Mr. Johnston were exempt from registration pursuant to Section 4(2) of the Securities Act.

         Pursuant to a Consulting Agreement between the Company and The Del Mar Consulting Group, Inc., dated April 1, 2000, on June 30, 2000, the Company issued 333,333 shares of Common Stock to The Del Mar Consulting Group, Inc. in consideration for certain consulting services provided by The Del Mar Consulting Group, Inc. to the Company. The Company recognized compensation expense of $1,104,166 in connection with the grant. The shares issued to The Del Mar Consulting Group, Inc. were exempt from registration pursuant to Section 4(2) of the Securities Act.

         Pursuant to a Consulting Agreement between the Company and Stock Exposure, Inc., dated January 29, 2000, on March 1, 2000, the Company issued 10,000 shares of Common Stock to Stock Exposure, Inc. in consideration for certain consulting services to be provided by Stock Exposure, Inc. to the Company. The Company recognized compensation expense of $65,000 in connection with the grant. The shares issued to Stock Exposure, Inc. were exempt from registration pursuant to Section 4(2) of the Securities Act.

         On January 3, 2000, the Company acquired certain fixed and intangible assets from Steve Jacobs and Mauricio Borgonovo used in connection with the business operations of two former principals of Pinnacle. The consideration consisted of the issuance of stock purchase warrants giving the holders the right to purchase 190,000 shares of Common Stock at an exercise price of $2.50 per share. The Company recognized compensation expense of $280,000 in connection with the grant during fiscal 2000. The warrants issued to Messrs. Jacobs and Borgonovo were exempt from registration pursuant to Section 4(2) of the Securities Act.

         Pursuant to an Investor Relations/Consulting Agreement between the Company and EQUIS Capital Corp., dated December 1, 1999, the Company granted EQUIS options to purchase up to 30,000 shares of Common Stock, vesting over a six (6) month period beginning January 1, 2000 at an exercise price ranging from $4.00 to $6.00 per share. The options were granted in consideration for certain financial consulting services to be provided by EQUIS to the Company and as such, were amortized into expense over the term of such agreement resulting in total compensation expense of $129,300 recognized during fiscal 2000. The Company granted EQUIS certain piggyback and demand registration rights with respect to the shares of Common Stock underlying the options. The options issued to EQUIS were exempt from registration pursuant to Section 4(2) of the Securities Act.

         On October 15, 1999, the Company issued to Sidney Levine, a former director, 343,666 shares of the Company's Common Stock in consideration for Mr. Levine's prior services as a director of the Company and the Company recognized compensation expense at the grant date below on the fair value. The shares issued to Mr. Levine were exempt from registration pursuant to Section 4(2) of the Securities Act.

         On October 15, 1999, the Company issued to Stephen Krause 345,000 shares of Common Stock in consideration for certain consulting services provided by Mr. Krause to the Company prior to August 16, 1999 and pursuant to a Consulting Agreement dated August 16, 1999 and the Company recognized compensation expense at the grant date below on the fair value. Also, on June 26, 2000, the Company issued Mr. Krause 50,000 shares of common stock in consideration for services provided. The Company recognized compensation expense of $150,000 in connection with the grant. The shares issued to Mr. Krause were exempt from registration pursuant to Section 4(2) of the Securities Act.

         On August 16, 1999, the Company entered into a one year Consulting Agreement with Stephen Krause and Timothy Mahoney ("Consultants") to assist the Company in identifying viable candidates with which the Company may merge and possible acquisition candidates. At the request of the Company, the Consultants agreed to assist in the management of any such candidates. In consideration for their services, in August 1999, the Company issued 40,000 unregistered shares of Common Stock to each of Stephen Krause and Timothy Mahoney and the Company recognized compensation expense at the grant date below on the fair value. Subsequent to such issuance, on November 8, 1999, Mr.. Mahoney became the Chairman, Chief Operating Officer and a principal shareholder of the Company. The shares issued to the Consultants were exempt from registration pursuant to
Section 4(2) of the Securities Act.

         On September 27, 1999, the Company entered into a Stock Purchase Agreement with River Rapids LTD, which was amended on December 22, 1999, whereby the Company sold to River Rapids LTD 100,000 shares of Common Stock at $2.50 per share and granted River Rapids LTD an option to acquire 210,000 shares of Common Stock at an exercise price of $3.00 per share, 210,000 shares of Common Stock at an exercise price of $4.00 per share and 210,000 shares of Common Stock at an exercise price of $5.00 per share. Such options expire September 27, 2002. The Company granted River Rapids LTD certain piggyback and demand registration rights with respect to such shares of Common Stock and the Common Stock underlying such options. The shares and options issued to River Rapids LTD were exempt from registration pursuant to Section 4(2) of the Securities Act.

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

         On May 15, 1995, the Company obtained bridge financing in the aggregate amount of $50,000 from two investors. In exchange for such financing, the Company issued a promissory note in the principal amount of $25,000 each to the two investors, bearing interest at 10% per annum. On October 18, 1999, the holders of the notes converted such debt, including all accrued and unpaid principal and interest, into 75,000 unregistered shares of Common Stock. The shares issued to these investors were exempt from registration pursuant to
Section 4(2) of the Securities Act.

         Union Atlantic, LC manages, through a subsidiary, an offshore venture capital fund (the "Fund"). The Fund's investors include Messrs. Sokolow and Mahoney, whose aggregate ownership in the Fund represents less than 10% of such Fund. In April 1998, the Fund loaned the Company $25,000. The note did not bear interest and did not have a specified due date. On December 31, 1999, the Company converted the outstanding balance of $25,000 into 8,400 shares of Common Stock at an effective per share price of $2.98, in accordance with the terms of a conversion agreement. The market value of the stock on the date of issuance was $4.19 per share. The difference between the conversion price and the market value was recorded as compensation expense. Messrs. Sokolow and Mahoney disclaim any beneficial interest in such 8,400 shares of Common Stock received by the Fund. The shares were exempt from registration under Section 4(2) of the Securities Act.

         As of March 14, 2001, there are options and warrants to purchase up to 6,671,110 shares of Common Stock held by Company's employees, consultants and employees and consultants of the Company's subsidiaries outstanding. Such options and warrants vest over a four year period and expire between 2004 and 2005. The per share exercise price ranges from $1.00 to $6.00. These options and warrants were exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

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

The Company also sells two types of listings to its web site, vFinance.com:

(i) perpetual listings to venture capital vendors, who are interested in providing services to other companies or individuals; and (ii) three-month listings to entrepreneurs who have new business ideas to sell. Revenue related to the perpetual listings is recognized upon receipt of the one-time fee. Revenue related to the sale of the three-month listings is deferred when received and amortized over the life of the membership. In addition, the Company earns revenue through AngelSearch, an interactive research tool that allows entrepreneurs to mine data about high net worth individuals and "angel" investors.

Fees related to such listings and services aggregated $229,013 and $20,174 for the years ended December 31, 2000 and 1999, respectively, and are included in "Other Fees" in the consolidated statements of operations. Other fees also include advertising revenue, which amounted to $96,311 and miscellaneous revenue of $33,132 for the year ended December 31, 2000.

Total revenues were $5,517,480 for the year ended December 31, 2000 as compared to $1,502,427 for the year ended December 31, 1999, an increase of $4,015,053, or 267%. The increase was primarily a result of higher success fee revenue generated by the Company of $2,958,135, an increase in consulting fee revenue of $718,636 and an increase in website fees of $208,839. The Company closed a number of transactions, which resulted in record success fee revenue, in 2000. Consulting fees were higher than the prior year primarily due to a greater number of consulting contracts and a larger monthly billing per contract. With its launch of AngelSearch and increased presence on the Internet, the Company was able to substantially increase website fees from its listings and services in 2000.

Cost of revenues was $3,051,257 for the year ended December 31, 2000 as compared to $187,540 for the year ended December 31, 1999, an increase of $2,863,717. The increase in cost of revenues for the year ended December 31, 2000 was attributable to an overall increase in success fee revenue and consulting fee revenue, with an allocation of certain payroll and incentive based pay to cost of revenues.

General and administrative expenses were $1,405,661 for the year ended December 31, 2000 as compared to $283,021 for the year ended December 31, 1999, an increase of $1,122,640. The increase was primarily due to an increase in payroll expense of $587,196 and operating expenses due to the expansion of its office facilities and overhead.

Professional fees were $478,841 for the year ended December 31, 2000 as compared to $63,239 for the year ended December 31, 1999, an increase of approximately $415,601. The increase was primarily due to increases in legal and accounting fees in association with the preparation of various regulatory filings and various legal and accounting issues, which arose from the growth of the Company.

The provision for bad debts was $88,150 for the year ended December 31, 2000 as compared to $283,110 for the year ended December 31, 1999, a decrease of $194,960. The Company provides for credit losses at the time it believes accounts receivable may not be collectible. Such evaluation is made and recorded on a monthly basis. Credit losses have not exceeded management's expectations.

Amortization of non-cash deferred compensation aggregating $1,682,324 for the year ended December 31, 2000 and $36,633 for the year ended December 31, 1999 relates to deferred compensation recorded in connection with 1) shares of stock issued to employees as part of a restricted stock performance plan, 2) shares of stock issued to contracted consultants for acquisition and advisory services, 3) stock options granted to employees at prices less than fair value, 4) warrants issued at prices less than fair value for the asset purchase in connection with the acquisition of Union Atlantic Capital, L.C. (formerly Pinnacle Capital Group, L.C.) and 5) other common stock issuances. Compensation expense is being recognized over the vesting period of the related stock options.

Interest income aggregating $196,553 for the year ended December 31, 2000 and $1,158 for the year ended December 31, 1999 relates to amounts earned on the Company's cash balances, which primarily relate to funds received from the Private Placement with various banks and institutions.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had $5,454,071 and $228,484 of cash and cash equivalents at December 31, 2000 and December 31, 1999, respectively. The major components of this change are discussed below.

For the year ended December 31, 2000, net cash used in operating activities was [$479,833] as compared to net cash provided by operating activities of $837,630 for the year ended December 31, 1999. Net cash used in operating activities for the year ended December 31, 2000 primarily resulted from an increase in other assets and the addition of employee loans receivable of [$70,365] and $149,666, respectively, whereas net cash provided by operating activities for the year ended December 31, 1999 primarily related to net income of $650,042.

For the year ended December 31, 2000, net cash used in investing activities was [$223,238] as compared to net cash provided by investing activities of $226,735 for the year ended December 31, 1999. Net cash used in investing activities for the year ended December 31, 2000 primarily resulted from the purchase of equipment and prepaid issuance costs of $155,614 and [$60,802], respectively, whereas net cash provided by investing activities for the year ended December 31, 1999 primarily related to cash obtained in the reverse acquisition of Peachtree Fiberoptics, Inc. On November 8, 1999, the Company (formerly Peachtree FiberOptics, Inc.) entered into a Share Exchange Agreement providing for the acquisition of vFinance Holdings, Inc. and Union Atlantic, LC. In connection with such transaction, the Company obtained $224,121 of cash.

On March 31, 2000 the Company closed on a $7 million round of private financing (the "Private Placement"), before registration and issuance costs of $1,065,292. The Private Placement provided for two tranches of funding; the first tranche of approximately $3.5 million was received in escrow at closing and the second tranche of a similar amount was received in August of 2000. The proceeds from the Private Placement primarily will be used by the Company to acquire or partner with companies that provide business development products and services to the same target market. In addition, the funding will be used to develop fully integrated business units in the areas of investment banking, brokerage, research services, multimedia and marketplaces for goods and financial services.

Net cash provided by financing activities was [$5,928,658] for the year ended December 31, 2000 as compared to net cash used in financing activities of $845,366 for the year ended December 31, 1999. Net cash provided by financing activities for the year ended December 31, 2000 related to the receipt of net proceeds from the issuance of common stock with respect to the Private Placement. Net cash used in financing activities for the December 31, 1999 primarily related to cash distributions of $870,000 to primary shareholders of the Company. The Company anticipates that it will need additional debt or equity financing in order to carry out its long-term business strategy. Such strategy may be financed by bank borrowings, public offerings, private placements of equity or debt securities, or a combination of the foregoing.

In connection with the mergers of Colonial Direct Financial Group, Inc. and NW Holdings, Inc., each of which were consummated on January 4, 2001, the Company paid $1,000,000 and $500,000 in cash, respectively, as part of the purchase price consideration. Such cash outlays were made subsequent to December 31, 2000.

The Company does not have any material commitments for capital expenditures over the course of the next fiscal year.

The Company's operations are not affected by seasonal fluctuations; however, they are to some extent reliant on the continuation of mergers and acquisitions and related financings in the entrepreneurial marketplace.

The Company does not believe its operations have been materially affected by inflation or the recent volatility of the stock market or capital markets.

ITEM 7. FINANCIAL STATEMENTS.

Consolidated Financial Statements
vFinance.com, Inc.

Years ended December 31, 2000 and 1999
with Report of Independent Auditors

                               vFinance.com, Inc.

                        Consolidated Financial Statements

                     Years ended December 31, 2000 and 1999


                                    Contents

Report of Independent Auditors........................................................................36

Audited Financial Statements

Consolidated Balance Sheet............................................................................37
Consolidated Statements of Operations ................................................................38
Consolidated Statements of Shareholders' Equity.......................................................39
Consolidated Statements of Cash Flows.................................................................40
Notes to Consolidated Financial Statements............................................................41


                         Report of Independent Auditors

Board of Directors
vFinance.com, Inc.

We have audited the accompanying consolidated balance sheet of vFinance.com, Inc. as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of vFinance.com, Inc. at December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ Ernst & Young LLP

Atlanta, Georgia
March 8, 2001


                               vFinance.com, Inc.
                           Consolidated Balance Sheet
                                December 31, 2000

    Assets
    Current assets:

    Cash and cash equivalents                                      $ 5,454,071
      Accounts receivable                                              269,010
      Notes receivable from employees                                  149,666
      Interest receivable                                               26,000
      Investments in trading securities                                350,074
      Prepaid expenses and other current assets                         36,041
                                                                   -----------
    Total current assets                                             6,284,862

    Furniture and equipment, at cost:
      Furniture and equipment                                          158,326
      Internal use software                                            113,080
                                                                   -----------
                                                                       271,406
    Less accumulated depreciation                                     (120,719)
                                                                   -----------
    Net furniture and equipment                                        150,687

    Goodwill, net of accumulated amortization of $17,376                17,624
    Other assets                                                       218,671
                                                                   -----------
    Total assets                                                   $ 6,671,844
                                                                   ===========


    Liabilities and shareholders' equity
    Current liabilities:
      Accounts payable                                             $    74,305
      Accrued expenses                                                 242,704
      Accrued payroll                                                  249,851
      Advanced client costs due to Primary Shareholders                 20,627
                                                                   -----------
    Total current liabilities                                          587,487

    Commitments and contingencies                                         --

    Shareholders' equity:
    Preferred stock, $0.01 par value, 2,500,000 shares
      authorized; none issued and outstanding                             --
    Common stock, $0.01 par value, 25,000,000 shares authorized;
      14,982,178 shares issued and outstanding                         149,822
    Additional paid-in capital on common stock                      12,441,008
    Deferred compensation                                             (127,206)
    Accumulated deficit                                             (4,212,499)
                                                                   -----------
                                                                     8,251,125
    Less treasury stock                                             (2,166,768)
                                                                   -----------
    Total shareholders' equity                                       6,084,357
                                                                   -----------
    Total liabilities and shareholder's equity                     $ 6,671,844
                                                                   ===========

See accompanying notes.

                               vFinance.com, Inc.

                      Consolidated Statements of Operations


                                                                    Years ended December 31
                                                                     2000             1999
                                                                 ----------------------------

Revenues:
   Success fees                                                  $  2,965,135    $      7,000
   Consulting fees                                                  2,193,889       1,475,253
   Other fees                                                         358,456          20,174
                                                                 ----------------------------
Total revenues                                                      5,517,480       1,502,427

Cost of revenues:
   Success                                                          2,397,804            --
   Consulting                                                         653,453         187,540
                                                                 ----------------------------
Gross profit                                                        2,466,223       1,314,887

General and administrative expenses                                 1,405,661         283,021
Loss on sale of trading securities (net of gain on
   sale of trading securities of $111,706)                            236,006            --
Professional fees                                                     478,841          63,239
Provision for bad debts                                                88,150         283,110
Unrealized loss on investments held for trading and stock
   purchase warrants                                                  424,041            --

Non cash consulting and professional expense                        2,259,402            --
Amortization of non cash deferred compensation                      1,682,324          36,633
                                                                 ----------------------------
(Loss) income from operations                                      (4,108,202)        648,884
Interest and dividend income                                          196,553           1,158
                                                                 ----------------------------
Net (loss) income                                                $ (3,911,649)   $    650,042
                                                                 ============================

(Loss) earnings per share:
   Basic (1999 includes pro forma provision for federal income
     taxes of $297,914)                                          $      (0.39)   $       0.05
                                                                 ============================

Weighted average number of common shares used in computing
   basic (loss) earnings per share                                 10,131,616       7,254,638
                                                                 ============================

Diluted (1999 includes pro forma provision for federal income
   taxes of $297,914)                                            $      (0.39)   $       0.05
                                                                 ============================

Weighted average number of common shares used in computing
   diluted (loss) earnings per share                               10,131,616       7,284,026
                                                                 ============================


See accompanying notes.

                                vFinance.com, Inc.

                 Consolidated Statements of Shareholders' Equity

                                                                                                 Additional
                                                                          Common Stock             Paid-in          Deferred
                                                                      Shares        Amount         Capital        Compensation
                                                                   ------------- ------------- ----------------- ----------------

Balances at January 1, 1999                                           6,955,000  $   69,550       $     86,084     $           -
   Merger with Peachtree FiberOptics, Inc.                            1,362,500      13,625            210,496           (63,600)
   Distributions to UAL Partners                                             -           -                  -                 -
   Issuance of common shares under the restricted stock
     performance plan (First Tranche Shares)                            773,500       7,735          3,821,090        (3,828,825)
   Conversion of related party debt                                       8,400          84             35,080                 -
   Warrants issued in connection with acquisition of Pinnacle
     Capital Group, LC                                                        -           -             40,000                 -
   Change in per share fair value of common shares under
     restricted stock performance plan                                        -           -            587,860          (587,860)
   Issuance of compensatory stock options and stock purchase
     warrants                                                                                          316,800          (316,800)
   Amortization of deferred compensation                                      -           -                  -            36,633
   Net income                                                                 -           -                  -                 -
                                                                   ------------- ------------- ----------------- ----------------
Balances at December 31, 1999                                         9,099,400      90,994          5,097,410        (4,760,452)
   Issuance of common shares in connection with private
     placement (net of cash issuance costs of $1,071,342 and
     non cash issuance costs of $361,333)                             2,333,334      23,334          5,905,324                 -
   Purchase of treasury stock                                                 -           -                  -                 -
   Issuance of common shares in connection with services rendered       538,333       5,383          2,539,361          (280,000)
   Change in per share fair value of common shares under
     restricted stock performance plan (First Tranche Shares)                 -           -         (3,740,872)        3,740,872
   Amortization of deferred compensation under restricted stock
     performance plan (First Tranche Shares)                                  -           -                  -           675,813
   Issuance of common shares under the restricted stock
     performance plan (Second Tranche Shares)                         3,011,111      30,111          7,498,667        (7,528,778)
   Change in per share fair value of common shares under
     restricted stock performance plan (Second Tranche Shares)                -           -         (4,987,665)        4,987,665
   Rescission of common shares under the restricted stock
     performance plan (Second Tranche Shares)                                 -           -                  -         2,159,946
   Issuance of compensatory stock options and stock purchase
     warrants                                                                 -           -            128,783          (128,783)
   Amortization of deferred compensation (Second Tranche Shares)              -           -                  -           381,167
   Amortization of deferred compensation                                      -           -                  -           625,344
   Net loss                                                                   -           -                  -                 -
                                                                   ------------- ------------- ----------------- ----------------
Balances at December 31, 2000                                      14,982,178      $149,822        $12,441,008    $     (127,206)
                                                                   ============= ============= ================= ================






                                                                  Accumulated        Treasury       Shareholders'
                                                                    Deficit            Stock            Equity
                                                                 ---------------- ---------------- -----------------

Balances at January 1, 1999                                        $     91,694     $         -      $     247,328
   Merger with Peachtree FiberOptics, Inc.                                    -               -            160,521
   Distributions to UAL Partners                                     (1,042,586)              -         (1,042,586)
   Issuance of common shares under the restricted stock
     performance plan (First Tranche Shares)                                  -               -                  -
   Conversion of related party debt                                           -               -             35,164
   Warrants issued in connection with acquisition of Pinnacle
     Capital Group, LC                                                        -               -             40,000
   Change in per share fair value of common shares under
     restricted stock performance plan                                        -               -                  -
   Issuance of compensatory stock options and stock purchase
     warrants                                                                 -               -                  -
   Amortization of deferred compensation                                      -               -             36,633
   Net income                                                           650,042               -            650,042
                                                                 ---------------- ---------------- -----------------
Balances at December 31, 1999                                          (300,850)              -            127,102
   Issuance of common shares in connection with private
     placement (net of cash issuance costs of $1,071,342 and
     noncash issuance costs of $1,014,082)                                    -               -          5,928,658
   Purchase of treasury stock                                                 -          (6,822)            (6,822)
   Issuance of common shares in connection with services rendered             -               -          2,264,744
   Change in per share fair value of common shares under
     restricted stock performance plan (First Tranche Shares)                 -               -                  -
   Amortization of deferred compensation under restricted stock
     performance plan (First Tranche Shares)                                  -               -            675,813
   Issuance of common shares under the restricted stock
     performance plan (Second Tranche Shares)                                 -               -                  -
   Change in per share fair value of common shares under
     restricted stock performance plan (Second Tranche Shares)                -               -                  -
   Rescission of common shares under the restricted stock
     performance plan (Second Tranche Shares)                                 -      (2,159,946)                 -
   Issuance of compensatory stock options and stock purchase
     warrants                                                                 -               -                  -
   Amortization of deferred compensation (Second Tranche Shares)              -               -            381,167
   Amortization of deferred compensation                                      -               -            625,344
   Net loss                                                          (3,911,649)              -         (3,911,649)
                                                                 ---------------- ---------------- -----------------
Balances at December 31, 2000                                       $(4,212,499)    $(2,166,768)    $    6,084,357
                                                                 ================ ================ =================
See accompanying notes.


                               vFinance.com, Inc.

                      Consolidated Statements of Cash Flows

                                                                                   Years ended December 31
                                                                                 2000                    1999
                                                                        ----------------------------------------------
Operating activities
Net (loss) income                                                             $   (3,911,649)         $     650,042
Adjustments to reconcile net (loss) income to net cash (used in)
   provided by operating activities:
     Non cash fees received                                                       (1,501,654)                     -
     Depreciation and amortization                                                    49,324                 63,424
     Amortization of deferred compensation                                         1,682,324                (36,633)
     Issuance of common stock in conjunction with services rendered                2,259,402                 10,164
     Unrealized gain on sale of trading securities                                   (30,500)                     -
     Unrealized loss on sale of trading securities                                   454,541                      -
     Loss on sale of trading securities                                              347,712                      -
     Gain on sale of trading securities                                             (111,706)                     -
     Proceeds from sale of trading securities                                        491,533                      -
     Changes in operating assets and liabilities:
       Accounts receivable                                                           (35,704)                10,871
       Notes receivable from employees                                              (149,666)                     -
       Income taxes receivable                                                             -                  7,312
       Other assets                                                                  (70,365)                (2,150)
       Accounts payable                                                              (27,742)                70,070
       Accrued expenses                                                               89,115                 75,061
       Advanced client costs                                                         (14,735)               (13,799)
       Deferred revenue                                                                  (63)                 3,268
                                                                        ----------------------------------------------
     Net cash (used in) provided by operating activities                            (479,833)               837,630

Investing activities
Purchase of equipment                                                               (155,614)                (2,386)
Purchase of treasury stock                                                            (6,822)                     -
Prepaid transaction costs                                                            (60,802)                     -
Cash acquired in connection with purchase of business                                      -                  5,000
Cash acquired in reverse acquisition of Peachtree FiberOptics, Inc.                        -                224,121
                                                                        ----------------------------------------------
Net cash (used in) provided by investing activities                                 (223,238)               226,735

Financing activities
Proceeds from issuance of common stock for services received                               -                (25,000)
Proceeds from issuance of common stock related to private placement,
   net of cash and stock issuance costs                                            5,928,658                 49,634
Distributions to Primary Shareholders                                                      -               (870,000)
                                                                        ----------------------------------------------

Net cash provided by (used in) financing activities                                5,928,658               (845,366)

Increase in cash and cash equivalents                                              5,225,587                218,999

Cash and cash equivalents at beginning of year                                       228,484                  9,485
                                                                        ----------------------------------------------

Cash and cash equivalents at end of year                                      $    5,454,071          $     228,484
                                                                        ==============================================
See accompanying notes.

                               vFinance.com, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2000


1. Description of Business

vFinance.com, Inc. (the "Company") through its wholly owned subsidiaries VFinance Holdings, Inc., Union Atlantic LC and Union Atlantic Capital, L.C., is a "new-breed" financial services enterprise committed to building a worldwide audience of individuals looking to create wealth through their equity investments and businesses.

vFinance Holdings, Inc. ("VFin") operates a branded investment banking channel on the Web located at www.vfinance.com. The website is focused on providing business development tools, information, products and services to assist entrepreneurs and executives of small and medium sized enterprises to organize and grow their businesses. The website provides the small or medium business executive or entrepreneur with access to financing sources, ancillary service providers and information about the venture capital industry in general.

Union Atlantic LC ("Union Atlantic" or "UAL") is a management consulting firm, which provides corporations and high net worth individuals with management consulting services for the purpose of expediting corporate development. UAL specializes in the technology and healthcare markets.

On December 24, 1999, the Company acquired all of the membership interests of Pinnacle Capital Group, L.C., a licensed broker-dealer, and changed the name of Pinnacle Capital Group, L.C. to Union Atlantic Capital, L.C.
Union Atlantic Capital, L.C. ("UAC") is a broker-dealer registered with the Securities and Exchange Commission and is a member of the National Association of Security Dealers ("NASD"). UAC provides a range of investment banking services with an emphasis on private placements of both debt and equity securities with institutional investors and merger and acquisition advisory services. UAC also performs market research, valuations, offering memoranda and fairness opinions.

On November 8, 1999 (the "Merger Date"), the Company's predecessor Peachtree FiberOptics, Inc., entered into a Share Exchange Agreement providing for the acquisition of VFin and UAL (the "Merger"). Peachtree FiberOptics, Inc. exchanged 2,800,000 shares of its common stock for all of the outstanding shares of VFin and 4,155,000 shares of its common stock for all outstanding membership interests in UAL. For accounting purposes, the acquisitions were treated as a recapitalization (reverse acquisition) with VFin and UAL as the acquirors. VFin and UAL were considered entities under common control prior to the Merger. The Merger qualified as a tax-free exchange under section 351 of the Internal Revenue Code of 1986.

2. Significant Accounting Policies and Other Matters

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts have been eliminated in consolidation. The statement of operations for the year ended December 31, 1999 includes the results of operations of UAL and VFin for the year ended December 31, 1999 and the results of operations of Peachtree FiberOptics, Inc. for the period from the Merger Date through December 31, 1999, as the acquisitions were treated as reverse acquisitions.

Revenue Recognition

UAL and UAC earn revenue from consulting fees and success fees. Consulting fees are deferred when received and recognized when services are rendered, generally over the life of an agreement. Success fees are agreed upon amounts based on the percentage of the total value of a transaction and are contingent on the successful completion of a specified transaction. These fees are recognized at the completion of the private placement, per the terms of the contracts. The Company does not require collateral from its customers. Revenues are not concentrated in any particular region of the country or with any individual or group.

UAL and UAC periodically receive equity instruments and stock purchase warrants from companies as part of their compensation for investment banking services. Primarily all of the equity instruments are received from small public companies. Such stock purchase warrants are considered derivatives. The Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS No. 133") on January 1, 2000. The Company recognizes revenue for such stock purchase warrants when received based on the Black Scholes valuation model. On a monthly basis the Company recognizes unrealized gains or losses in the statement of operations based on the changes in value in the stock purchase warrants as determined by the Black Scholes valuation model. Realized gains or losses are recognized in the statement of operations when the related stock purchase warrant is exercised and sold. For the year ended December 31, 1999, UAL recognized $85,312 of revenue in connection with equity instruments received from public companies. For the year ended December 31, 2000, UAL and UAC recognized $1,501,654 of revenue in connection with the receipt of equity instruments.

Occasionally, the Company receives equity instruments in private companies with no readily available market value. Equity interests and warrants for which there is not a public market are valued based on factors such as significant equity financing by sophisticated, unrelated new investors, history of positive cash flow from operations, the market value of comparable publicly traded companies (discounted for illiquidity) and other pertinent factors. Management also considers recent offers to purchase a portfolio company's securities and the filings of registration statements in connection with a portfolio company's initial public offering when valuing warrants.

Prior to the Merger, upon receipt of such equity instruments all such instruments were immediately distributed to the UAL members, in accordance with the distribution terms of the UAL Operating Agreement. Subsequent to the Merger, the Company's policy is to periodically distribute equity instruments or proceeds from the sale of equity instruments to its employees. Accordingly, unrealized gains or losses related to securities held by UAC at each period, which are recorded in the statement of operations and which ultimately will be distributed to the employees, also impact compensation expense and accrued compensation. Therefore, accrued payroll at December 31, 2000 attributed to these securities aggregating $227,548 is equal to the amount of investments held by the Company at December 31, 2000. The Company held no such investments as of December 31, 1999.

As of December 31, 2000, certain transactions in process may result in the Company receiving equity instruments in subsequent years, as discussed above. In such event, the Company will recognize revenues related to the receipt of such equity instruments consistent with the aforementioned policies. In addition, the Company would also record compensation expense at fair value related to the distribution of some or all of such equity instruments to employees or independent contractors involved with the related transaction.

VFin sells two types of listings to its website: (i) perpetual listings to venture capital vendors, who are interested in providing services to other companies or individuals; and (ii) three-month listings to entrepreneurs who have new business ideas to sell. Revenue related to the listings is generally recognized over the terms of such listings. VFin's revenues are concentrated primarily in the United States but are not concentrated in any particular region of the country or with any individual or group. Fees related to such listings are included in "other fees" in the statements of operations for the years ended December 31, 2000 and 1999.

Primarily all listing sales are consummated using an on-line credit card processing service, which performs routine credit verification. VFin does not require collateral and receives payment directly from the credit card company. While there is potential for credit losses, credit losses have not been significant.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No.101, ("SAB 101") "Revenue Recognition in Financial Statements," clarifying the rules regarding revenue recognition. The Company believes its revenue recognition policies are consistent with the rules clarified by SAB 101. As such, the impact of this adoption has not materially impacted the Company's financial position or results of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results may differ from those estimates, and such differences may be material to the financial statements.

Cash and cash equivalents

Cash and cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

Investments

Investments are classified as trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. Trading account assets, consisting of marketable equity securities and stock purchase warrants, are stated at fair value. At December 31, 2000 investments consisted entirely of common and preferred stock held for resale. Realized gains or losses are recognized in the statement of operations when the related stock purchase warrant is exercised and the underlying shares are sold. Unrealized gain or losses are recognized in the statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Net unrealized losses which are included in "Investments" on the balance sheet as of December 31, 2000 aggregated $135,151. Net unrealized losses related to common and preferred stock for the year ended December 31, 2000 aggregated $299,630.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 and its amendments Statements 137 and 138, in June 1999 and June 2000, respectively. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

The Company periodically receives stock purchase warrants from companies with publicly traded common stock as part of its compensation for investment banking services. Such stock purchase warrants are considered derivatives. The Company adopted SFAS No. 133 on January 1, 2000. The Company recognizes revenue for such stock purchase warrants when received based on the Black Scholes valuation model. For warrants held by the Company, on a monthly basis, the Company recognizes unrealized gains or losses in the statement of operations based on the changes in value of the stock purchase warrants as determined by the Black Scholes valuation model. Realized gains or losses are recognized in the statement of operations when the related stock purchase warrant is exercised and sold. Net unrealized losses related to stock purchase warrants for the year ended December 31, 2000 aggregated $124,411.

Advertising Costs

Advertising costs, which are included in general and administrative expenses, are expensed as incurred. Total advertising expense amounted to $66,000 and $3,539 for the years ended December 31, 2000 and 1999, respectively.

Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock options and employee stock purchase warrants because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options or stock purchase warrants equals or exceeds the market price of the underlying stock on the date of grant no compensation expense is recognized.

Fair Value of Financial Instruments

The fair values of the Company's financial instruments, which includes cash and cash equivalents, accounts receivable, investments, accounts payable, accrued expenses and advanced client costs approximate their carrying value.

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash with high quality FDIC-insured financial institutions.

Furniture, Equipment and Intangible Assets

Furniture and equipment are stated on the basis of cost less accumulated depreciation and consists primarily of computer equipment and internal use software. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, 2-5 years, for financial reporting purposes. Depreciation expense for the years ended December 31, 2000 and 1999 totaled $31,658 and $53,750, respectively.

The carrying values of goodwill as well as other long-lived assets are reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the assets will not be recoverable, as determined based on the undiscounted estimated cash flows of the Company over the remaining amortization period, the Company's carrying values of the assets would be reduced to their estimated fair values in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

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

The accompanying 1999 financial statements reflect an additional provision for federal income taxes on a pro forma basis as if UAL were liable for federal income taxes as a taxable entity for the period from January 1, 1999 through November 8, 1999 (the "Merger Date").

Distributions to UAL Partners

Prior to the Merger, UAL made frequent cash distributions to its partners based on cash flow availability. These distributions were occasionally in the form of accounts receivable collected by the partners. In order to maintain equity balances approximately equal to the original percentages set forth in the UAL Operating Agreement, UAL periodically made non-cash adjustments to the equity accounts, upon the consent of the partners. Prior to the Merger, UAL declared distributions payable to two of its three partners equal to substantially all of UAL's retained earnings. At December 31, 2000, no distributions were owed to the former UAL members.

Statement of Cash Flows

Non-cash items affecting the statements of cash flows are as follows:

                                                                           2000                1999
                                                                     ------------------ -------------------
Issuance of common stock related to the First Tranche restricted
  stock performance plan                                                 $         -        $ 3,828,825
Prepaid and accrued consulting and professional fees                         147,395                  -
Issuance of stock purchase warrants in connection with employment
  agreements and asset acquisition with former Pinnacle partners             285,000                  -
Issuance of common stock related to the Second Tranche of restricted
  stock performance plan                                                   7,528,778                  -
Change in fair market value of stock issued in connection with
  Second Tranche of restricted stock performance plan                      4,987,665                  -
Rescission of Second Tranche of restricted stock performance plan          2,159,946                  -
Change in fair market value of stock issued in connection with
  First Tranche of restricted stock performance plan                       3,740,872            587,860
Issuance of compensatory stock options and stock purchase warrants           128,783            316,800
Conversion of related party debt to common stock                                   -             25,000



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

3. Acquisition

On December 24, 1999, the Company acquired the membership interests of Pinnacle Capital Group, L.C., ("Pinnacle") a licensed broker-dealer, and changed the name of Pinnacle to Union Atlantic Capital, L.C. The purchase price was $40,000. The acquisition was accounted for under the purchase method of accounting and the statement of operations includes the results of operations of Pinnacle beginning December 24, 1999. The consideration consisted of the issuance of stock purchase warrants giving the holders the right to purchase 10,000 shares of the Company's common stock at an exercise price of $2.50 per warrant. The warrants had a fair value, based on the Black Scholes model, of $4.00 per warrant. The warrants vested upon issuance and are exercisable for a period of five years, at the discretion of the holders. The Company allocated the purchase price based on the fair value of the assets acquired (cash aggregating $5,000) with the remainder of such purchase price allocated to goodwill. Goodwill related to this acquisition is being amortized over two years.

4. Related Party Transactions

On November 8, 1999, the Company entered into three year employment agreements (the "Agreements") with the Company's Chief Executive Officer and Vice Chairman, who is the beneficial owner of 21% of the total outstanding common shares of the Company, and the Company's Chief Operating Officer and Chairman, who is the beneficial owner of 21% of the total outstanding common shares of the Company (collectively the "Primary Shareholders"). Under the terms of the Agreements, which are renewable as directed by a majority vote of the board of directors, each individual shall receive (i) an initial base salary of $150,000 per annum for the first year with a 5% increase per annum beginning one year from the date of the Agreements (the Company's board of directors may increase such salaries at their discretion); (ii) discretionary bonuses as determined by the Company's board of directors primarily based on each individuals performance; and (iii) incentive compensation paid monthly equal to Available Cash, as defined, primarily based on performance of the Company and its respective subsidiaries. The Agreements also contain provisions related to severance and change of control upon the occurrence of such events. The Company made payments to each of the Primary Shareholders aggregating $282,000 and $32,000 for the years ended December 31, 2000 and 1999, respectively, in connection with these Agreements.

On June 1, 2000, the Company granted to each of the Primary Shareholders 500,000 stock options in connection with certain stock option agreements that were part of their respective employment agreements. The stock options were granted at an exercise price of $5.85 (120% of fair market value) and are exercisable over a three-year period, beginning on June 1, 2000. On January 1, 2001, the two officers forfeited the 1,000,000 options by signing an Options Cancellation Agreement with the Company. No compensation expense was recognized related to these stock options in the year ended December 31, 2000.

On October 6, 2000, the Company entered into promissory notes (the "Notes") with the three individuals subject to the Employment Agreements, as defined in Note
6. The Notes are for approximately $150,000 and bear interest at a rate of 7%. The Notes, including interest, are due and payable within 30 days of the registration of common shares owned by the individuals and are secured by such common shares.

UAL had managed, through a subsidiary, an offshore venture capital fund (the "Fund"). The Fund is no longer active. The Fund's investors include the Primary Shareholders of the Company as defined herein. In April 1998, the Fund loaned the Company $25,000 through a verbal agreement. The note did not bear interest and did not have a specified due date. On December 31, 1999, the Company converted the outstanding balance of $25,000 into 8,400 shares of the Company's common stock at an effective per share price of $2.98, in accordance with the terms of the conversion agreement. The fair market value of the stock on the date of issuance was $4.19 per share. Accordingly, the Company recognized $10,164 as non-cash compensation expense in 1999, equal to the difference between the contractually agreed upon price per share and the market price per share at the date of conversion.

VFin executed a management agreement (the "Management Agreement") with a former shareholder of MD Information Systems (the "Managing Agent"), the previous owner of the vFinance.com website. Under the terms of the Management Agreement, the Managing Agent was appointed President and Chief Executive Officer of VFin with the authority to manage its operations. Under the terms of the Management Agreement, the Managing Agent received $36,000 of fees for the year ended December 31, 1999. On December 31, 1999, the Management Agreement and the Managing Agent were terminated.

5. Income Taxes

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. As the Merger was accounted for as a reverse acquisition, the Company's fiscal year 1999 provision for income taxes is based on the results of operations of VFin from January 1, 1999 through the Merger Date and the results of operations of the Company from the Merger Date through December 31, 1999. For the year ended December 31, 1999, the Company's pro forma provision for federal income taxes totaled $297,914.

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company's deferred income tax assets and liabilities consist of the following:

                                                     2000
                                                ---------

Net operating loss carryforwards                $ 121,665
Deferred compensation amortization                494,440
Unrealized losses                                  51,357
Allowance for doubtful accounts                     8,227
Accrual to cash                                         -
Depreciation                                            -
                                                ---------
Gross deferred income tax assets                  675,689

Depreciation                                      (26,201)
Other                                             (41,483)
                                                ---------
Gross deferred income tax liabilities             (67,684)
Deferred income tax asset valuation allowance    (608,005)
                                                ---------
Net deferred income tax assets                  $       -
                                                =========

Net operating loss carryforwards totaled $524,158 at December 31, 2000. The net operating loss carryforwards will begin to expire in the year 2019 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at December 31, 2000 and 1999 due to the uncertainty of realizing the deferred income tax assets.

A reconciliation of the differences between income taxes computed at the federal statutory rate and the Company's consolidated income tax (provision) benefit from continuing operations is as follows:


                                                                     2000
                                                                  -----------
        Tax at federal statutory rate                             $(1,369,077)
        State income taxes, net of federal (provision) benefit        152,554
        Permanent differences                                         650,062
        Increase in valuation allowance                               566,461
                                                                  -----------
           Total                                                  $         -
                                                                  ===========

Net operating losses aggregating approximately $3,514,000 generated by Peachtree FiberOptics, Inc., prior to the Merger, will not be utilized for book purposes due to the Merger and, in connection with Internal Revenue Code Section 382, have limited use for income tax purposes.

A reconciliation of the differences between income taxes computed at the federal statutory rate and the Company's consolidated income tax (provision) benefit from continuing operations is not provided for the year ended December 31, 1999 as it does not provide meaningful information due to the Merger.

6. Employment Agreements

On December 17, 1999, the Company entered into employment agreements with three individuals (the "Employment Agreements"). In connection with the Employment Agreements the Company issued 773,500 shares of its common stock (the "First Tranche Shares"). However, the First Tranche Shares were subject to divestment and return to the Company in the event and to the extent that certain performance criteria and/or other employment conditions were not met. The First Tranche Shares issued to employees were held in escrow until (i) cessation of the employee's employment with the Company prior to December 31, 2000, in which event all of the shares would be immediately returnable to the Company or (ii) the employee failed to meet certain cash revenue goals by February 15, 2001, as defined by the Employment Agreements, in which event such shares, or a percentage of such shares, would be immediately returnable to the Company, based on a formula contained in each Employment Agreement.

On August 18, 2000, the Company entered into amended and restated employment agreements (the "Amended Employment Agreements") with the same three individuals. The Amended Employment Agreements (i) modify the performance criteria and employment conditions under the Employment Agreements to provide, among other things, that the First Tranche Shares issued to the employees be held in escrow until (a) cessation of the employee's employment with the Company prior to October 6, 2000, in which event all of the First Tranche Shares would be immediately returnable to the

6. Employment Agreements (continued)

Company or (b) the employee failed to meet certain cash revenue goals by February 15, 2001, as defined by the Employment Agreements, in which event the First Tranche Shares, or a percentage of such shares, would be immediately returnable to the Company, based on a formula contained in each Employment Agreement, and (ii) provide for the Company to issue an additional 3,011,111 shares of its common stock, which shares are subject to divestment and similar performance criteria (the "Second Tranche Shares"). The Second Tranche Shares issued to employees are split into two equal pieces and are being held in escrow until (i) cessation of the employees employment with the Company prior to December 31, 2001 (for one-half of the Second Tranche Shares) and December 31, 2002 (for one-half of the Second Tranche Shares), respectively, in which event all or a portion of such shares, respectively, would be immediately returnable to the Company or (ii) the employee fails to meet certain cash revenue goals by September 30, 2001 (for one-half of the Second Tranche Shares) and September 30, 2002 (for one-half of the Second Tranche Shares) respectively, as defined by the Amended Employment Agreements, in which event such shares, or a percentage of such shares, respectively, would be immediately returnable to the Company, based on a formula contained in each Amended Employment Agreement.

The Amended Employment Agreements have been accounted for as restricted stock performance plans. In a restricted stock performance plan, the nature of the restriction results in the compensation cost being measured at the date when the number of shares to be awarded is known. Consequently, the measurement of compensation at the date the performance criteria are met, measures the ultimate compensation to be recognized by the Company. These employment agreements are variable plans, therefore, interim estimates of compensation are required based on the fair market value of the common stock as of the end of the reporting period and the extent or degree of compliance with the performance criteria. Accordingly, in connection with the First Tranche Shares, the Company initially recorded deferred compensation aggregating $3,828,825, based on the fair market value of the Company's common stock when the shares were issued. Based on the change in the fair market value of the Company's stock and the attainment of the required performance criteria, the Company recognized compensation expense of $675,813 related to the First Tranche Shares during the year ended December 31, 2000. On November 10, 2000, the Company released the First Tranche Shares to the individuals as they had met the required performance criteria.

6. Employment Agreements (continued)

In connection with the Second Tranche Shares, on August 18, 2000, the Company initially recorded deferred compensation aggregating $7,528,778, based on the fair market value of the Company's common stock when the shares were issued. Compensation expense for the Second Tranche Shares of $381,167 was recognized through December 23, 2000. On December 23, 2000, the Company further amended and restated the Amended Employment Agreements to reduce the income tax consequences for the employees. These amendments superceded the August 18, 2000 Amended Employment Agreements, canceling and rescinding the Second Tranche Shares under the restricted stock performance plan. Upon cancellation of the Second Tranche Shares, the Company recorded the remaining unamortized deferred compensation of $2,159,946 as treasury stock.

The Amended Employment Agreements provide for the Company to grant an additional 3,011,111 stock options to the individuals on January 23, 2001. The stock options were granted at an exercise price of $0.63 and are exercisable in eight equal tranches on June 30 and December 31 of 2001, 2002, 2003 and 2004, respectively, beginning on June 30, 2001.

7. Stockholder's Equity

On September 27, 1999, the Company entered into a Stock Purchase Agreement with River Rapids LTD ("River Rapids") which was amended on December 22, 1999, whereby the Company sold to River Rapids 100,000 shares of the Company's common stock at $2.50 per share and granted River Rapids an option to acquire 210,000 shares of common stock at $3.00 per share, 210,000 shares of common stock at $4.00 per share, and 210,000 shares of common stock at $5.00 per share. The options expire September 27, 2002.

On December 1, 1999, the Company entered into an agreement with a company providing financial consulting services, (the "Financial Services Agreement"). The Financial Services Agreement is for a term of six months with six-month renewals based upon mutual consent. The Financial Services Agreement provides for a monthly retainer and a grant of 30,000 stock options, which vest at a rate of 5,000 shares per month beginning one month from the date of grant. The options have exercise prices ranging from $4.00 to $6.00 and are exercisable for a period of five years. The Company recorded deferred

7. Stockholder's Equity (continued)

compensation of $129,300 during 1999 in connection with this grant. Such deferred compensation was fully amortized in 2000.

On January 3, 2000, the Company entered into an asset purchase agreement and employment agreements with two individuals, who were former partners in Pinnacle, for a term of three years. The assets purchased were furniture and fixtures owned individually by the key personnel. The consideration consisted of stock purchase warrants giving the two employees rights to purchase 190,000 shares of the Company's common stock at an exercise price of $2.50 per warrant. The warrants are exercisable for a period of five years, at the discretion of the holders and had a fair value, as determined by the Black Scholes model of $285,000; the Company allocated $280,000 to deferred compensation and $5,000 to furniture acquired. This amount was being amortized over the term of the respective employment agreements; however, during the year ended December 31, 2000, the employees were separated from the Company, and accordingly, the deferred compensation expense relating to the warrants was fully amortized. The employment agreements also granted each individual 200,000 stock options, which were forfeited in connection with their separations.

In March 2000, the Company increased the number of authorized common shares from 20,000,000 to 25,000,000. In addition, the Company established Preferred Stock, authorizing 2,500,000 shares, subject to the rights, preferences and privileges as determined by the Board of Directors.

During the Year, the Company closed on a $7 million round of private financing (the "Private Placement"), $3,500,000 of which closed on March 31, 2000 and $3,500,000 of which closed on August 17, 2000 (collectively the "Closing Dates"), before cash registration and issuance costs of $1,071,342. As part of the Private Placement, on the Closing Dates, the Company issued (i) to certain banks and institutional investors 2,333,334 shares of the Company's common stock and 1,866,667 stock purchase warrants at exercise prices ranging from $3.00- $6.00 per share (ii) to other parties a total of 229,999 warrants, of which 83,333 warrants were issued to agents, 46,666 warrants were issued to employees for placing the financing and 100,000 warrants were issued to a company for a finder's fee. The warrants have exercise prices ranging from $2.50 to $7.20 and are exercisable on the earlier of a) one year from the effective date of the registration statement filed by the Company covering the securities issued and to be issued to the investors or b) three or four years, as the case may be, as defined in the agreements from the closing date. In conjunction with the 46,666 warrants, which were issued with prices below fair value, the Company recognized $49,583 of compensation expense.

7. Stockholder's Equity (continued)

The warrants issued to non-employees in conjunction with the Private Placement were for services related to the Private Placement and have a fair value of $361,333 as determined by the Black Scholes valuation model. Such amounts have been recorded as additional issuance costs.

On May 2, 2000, the Company granted 20,000 options to a consultant. The stock options were granted as consideration for future services at an exercise price of $5.00 and are exercisable over a four-year period, beginning May 2, 2001. The fair value of the options granted was estimated to be $79,200 at the date of grant using the Black Scholes valuation model. Accordingly, all such compensation expense is deferred at December 31, 2000.

On August 18, 2000, the Company entered into Amended Employment Agreements (see
Note 6 above) with three individuals. The Amended Employment Agreements provide for the Company to grant an additional 400,000 stock options to the individuals. The stock options were granted at an exercise price of $3.15 and are exercisable over a four-year period, beginning on August 18, 2001.

The Company has elected to follow Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided under FASB Statement No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") requires the use of option valuation models that were not developed for use in valuing employee stock options. As permitted, the Company adopted the disclosure alternative of SFAS 123. Under APB 25, when the exercise price of the Company's stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recorded.

A summary of the stock option activity for the year ended December 31, 2000 is as follows:

                                                       Weighted
                                                       Average
                                                       Exercise        Number of            Exercise
                                                        Price            Shares         Price Per Option
                                                   --------------------------------------------------------

Outstanding options at January 1, 1999                   $   -                  -             $    -
   Granted                                                4.19          1,065,000             2.50 - $6.00
                                                                     ---------------
Outstanding options at December 31, 1999                  4.19          1,065,000             2.50 - $6.00
   Granted                                                4.69          2,615,000             1.00 - $7.50
   Forfeited                                              6.00           (520,000)            4.50 - $7.50
                                                                     ---------------
Outstanding options at December 31, 2000                                3,160,000
                                                                     ===============

A summary of the warrant activity for the year ended December 31, 2000 is as follows:

                                                      Weighted
                                                       Average
                                                       Exercise        Number of            Exercise
                                                        Price            Shares         Price Per Option
                                                   ----------------------------------------------------------
Outstanding warrants at January, 1, 1999                 $   -                  -           $      -
   Granted                                                2.50             10,000             2.50
                                                                     ---------------
Outstanding warrants at December 31, 1999                 2.50             10,000             2.50
   Granted                                                5.84          2,286,666             2.50 - 7.20
                                                                     ---------------
Outstanding warrants at December 31, 2000                               2,296,666
                                                                     ===============

The following table summarizes information concerning stock options outstanding at December 31, 2000:

                                  Weighted
                                   Average
                                  Exercise             Number
                                    Price           Outstanding
                             -------------------- -----------------

                                  $ 1.00                   150,000
                                    1.05                    20,000
                                    2.25                   200,000
                                    2.50                    75,000
                                    3.00                   210,000
                                    3.15                   400,000
                                    3.25                   100,000
                                    3.75                    20,000
                                    4.00                   220,000
                                    4.13                    30,000
                                    4.25                    75,000
                                    4.50                     5,000
                                    4.95                   300,000
                                    5.00                   290,000
                                    5.63                    50,000
                                    5.85                 1,000,000
                                    6.00                    15,000
                                                  -----------------
                                                         3,160,000
                                                  =================

The following table summarizes information concerning stock purchase warrants outstanding at December 31, 2000:

                                     Weighted
                                      Average
                                      Exercise             Number
                                        Price           Outstanding
                                 -------------------- -----------------

                                      $ 2.50                   300,000
                                      $ 3.00                 1,166,667
                                        6.00                   129,999
                                        7.20                   700,000
                                                      -----------------
                                                             2,296,666
                                                      =================

7. Stockholder's Equity (continued)

The weighted average grant-date fair value of warrants granted during the year equaled $5.84 and $2.50 for the years ended December 31, 2000 and 1999, respectively. The weighted average grant-date fair value of options granted during the year equaled $4.69 and $4.20 for the years ended December 31, 2000 and 1999, respectively. For purposes of pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over their respective vesting periods.

Options granted to employees are exercisable according to the terms of each agreement, ranging from one month to four years. At December 31, 2000 and 1999, 1,168,000 and 9,000 options outstanding were exercisable with weighted average exercise prices of $3.51 and $2.50, respectively. At December 31, 2000 and 1999, 5,456,666 and 1,075,000 shares of the Company's common stock are reserved for issuance related to stock options and stock purchase warrants which were outstanding at December 31, 2000 and 1999, respectively.

Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method. The fair value for options and warrants granted was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions for 2000: risk-free interest rates ranging from 5.52% to 6.57%; no dividend yields; volatility factor of the expected market price of the Company's common stock ranging from 0.771 to 1.92; and an expected life of the options and warrants of 4-5 years. The following assumptions were used in 1999: risk-free interest rates ranging from 5.93% to 6.18%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 6.552 for options and warrants issued prior to the Merger and 1.194 for options issued subsequent to the Merger; and an expected life of the options and warrants of 4-5 years. The Company's pro forma net (loss) income for 2000 and 1999 was $(7,611,842) and $560,334, respectively. The Company's pro forma basic and diluted net (loss) income per share for 2000 and 1999 was $(0.75) and $0.08, respectively.

The Company recorded deferred compensation of $408,783 and $187,500 during 2000 and 1999, respectively, in connection with the grants of employee stock options with exercise prices lower than the deemed fair value per share of the Company's common stock on the date of the grant. Such amounts are being amortized over the vesting period, and accordingly, $116,250 of compensation expense was recognized in 2000 relative to such options.

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts) for the year ended December 31, 1999:

                                                                                            1999
                                                                                    ----------------------
Numerator:
   Pro forma net income                                                                   $    352,128
                                                                                    ======================
Denominator:
Denominator for basic earnings per share-weighted average shares                             7,254,638
Effect of dilutive securities:
   Options                                                                                       5,955
   Warrants                                                                                     23,433
                                                                                    ----------------------
Dilutive potential common shares (1)                                                            29,388
                                                                                    ----------------------

Denominator for diluted earnings per share- adjusted weighted average shares                 7,284,026
                                                                                    ======================

Basic earnings per share                                                                    $     0.05
                                                                                    ======================

Diluted earnings per share                                                                  $     0.05
                                                                                    ======================

(1) Stock options aggregating 530,000 shares of common stock at December 31, 1999, were outstanding but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

(2) Shares aggregating 773,500 were outstanding at December 31, 1999 but were not included in the computation of basic or diluted earnings per share as they are restricted under the terms of the Amended Employment Agreements (See Note 6.)

9. Committments and Contingencies

The Company leases office space, under terms of operating leases. Lease obligations as of December 31, 2000 are as follows:

       2001                                                 $ 111,557
       2002                                                    53,020
       2003                                                     3,954
                                             ------------------------
      Total                                                 $ 168,531
                                             ========================

Total rent expense under operating leases totaled approximately $79,646 for the year ended December 31, 2000. No rent expense was incurred for the year ended December 31, 1999.

10. Defined Contribution Plan

The Company maintains a defined contribution savings plan in which substantially all employees are eligible to participate. The Company may match up to 25% of the employee's salary. The Company made no contributions to the plan for the years ended December 31, 2000 and 1999, respectively.

11. Segment Information

The Company's operations consist of four principal business segments: investment banking, management consulting, corporate and other. The investment banking segment provides services with an emphasis on private placements of both debt and equity securities with institutional investors and merger and acquisition advisory services. The investment banking segment also performs market research, valuations, offering memoranda and fairness opinions. The management consulting segment which provides corporations and high net worth individuals with management consulting services for the purpose of expediting corporate development. The corporate segment provides corporate and management support to the other segments. The other segment provides business development tools, information, products and services to assist entrepreneurs and executives of small and medium sized enterprises to organize and grow their businesses. Operating profit includes all costs and expenses directly related to the segment involved.


                                                                               For the year ended December 31,

                                                                                2000                1999
                                                                         ----------------------------------------
Revenues:
   Investment banking                                                      $    3,425,520             $    7,000
   Management consulting                                                        1,733,505              1,475,253
   Other                                                                          358,455                 20,174
                                                                         ----------------------------------------
Total revenue                                                              $     5,517,480             1,502,427
                                                                         ========================================

Pre tax income before amortization of non cash deferred compensation:
   Investment banking                                                      $       152,845                 7,000
   Management consulting                                                           817,545               924,543
   Corporate                                                                      (862,146)              (87,806)
   Other                                                                           (78,167)             (157,062)
                                                                         ----------------------------------------
Pre tax income before amortization of non cash deferred
   compensation                                                                     30,077               686,675
Amortization of non cash deferred compensation                                  (1,682,324)              (36,633)
Noncash compensation expense                                                    (2,259,402)
                                                                         ----------------------------------------
Pre tax (loss) income                                                          $(3,911,649)           $  650,042
                                                                         ========================================

Assets:
   Investment banking                                                      $       463,211            $       -
   Management consulting                                                           492,350              311,105
   Corporate                                                                     5,640,326              119,159
   Other                                                                            75,957               90,355
                                                                          ----------------------------------------
Total assets                                                               $     6,671,844             $520,619
                                                                          ========================================


12. Subsequent Events

On January 4, 2001, the Company executed a merger agreement whereby it agreed to acquire all of the outstanding capital stock of Colonial Direct Financial Group ("Colonial"), a merchant and investment banking firm with 14 offices in the United States. Colonial provides securities brokerage, investment banking, securities trading and other financial service activities to high net worth individuals and small to mid-size institutions. The acquisition will be accounted for under the purchase method of accounting. The total purchase price of $8,315,058, consisted of the issuance of 5,750,000 common shares, the issuance of 625,000 stock options, the issuance of 585,000 common stock purchase warrants, the issuance of 122,500 preferred shares and $500,000 in cash.

On January 4, 2001, the Company executed a merger agreement whereby it agreed to acquire all of the outstanding capital stock of NW Holdings, Inc. ("NWH") which is the parent company of First Level Capital, Inc. ("First Level"), an investment banking firm with offices in New York, New Jersey and Florida. First Level provides investment banking services to small and medium sized companies and retail brokerage services to companies, financial institutions and high net worth investors. The firm is a registered broker-dealer and a market maker in more than 100 U.S. securities. The acquisition will be accounted for under the purchase method of accounting. The total purchase price of $1,404,635, consisted of the issuance of 1,700,000 common shares, the issuance of 575,000 stock options and cash of $1,000,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names, ages and positions of our executive officers and directors as of March 14, 2001. Under our bylaws, each director holds office until the election and qualification of his successor or until his earlier resignation or removal.

         Name                       Age              Position
         ----                        ---              --------
         Leonard J. Sokolow          44              Director, Chief Executive Officer and President
         Timothy Mahoney             44              Director, Chairman of the Board of Directors, and
                                                     Chief  Operating Officer
         Michael E. Golden           56              Director and Vice Chairman of the Board of
                                                     Directors
         D. Carr Moody               29              Chief Financial Officer
         Michael Sandler             32              Vice President, Secretary, Treasurer
         David Spector               34              Vice President


         LEONARD J. SOKOLOW. Mr. Sokolow has been one of our directors since November 8, 1997. Since November 8, 1999, Mr. Sokolow has been our Chief Executive Officer. Mr. Sokolow has also been our President since January 5, 2001. From November 8, 1999 through January 4, 2001, Mr. Sokolow was Vice Chairman of the Board of our company. Since September 1996, Mr. Sokolow has been President of Union Atlantic LC, a merchant, banking and strategic consulting firm specializing domestically and internationally in technology industries. Union Atlantic LC is a wholly-owned subsidiary of our company. Since August 1993, Mr. Sokolow has been President of Genesis Partners, Inc., a private financial business consulting firm. From August 1994 through December 1998, Mr. Sokolow was the Chairman and Chief Executive Officer of the Americas Growth Fund, Inc., a public closed-end management investment company. Mr. Sokolow presently serves as a director of Advanced Electronics Support Products, Inc., a worldwide distributor and manufacturer of active and passive networking components traded on Nasdaq. In addition, Mr. Sokolow serves as a director of Ezcony Interamerica, Inc., a distributor of major brand name consumer electronics to Latin America traded on the OTC Bulletin Board. Mr. Sokolow received a B.A. degree with majors in Economics and Accounting from the University of Florida in 1977, a J.D. degree from The University of Florida School of Law in 1980 and an LL.M. (Taxation) degree from The New York University Graduate School of Law in 1982. Mr. Sokolow is a Certified Public Accountant.

         TIMOTHY MAHONEY. Timothy E. Mahoney has been one of our directors since November 8, 1999. Since November 8, 1999, Mr. Mahoney has also been our Chairman of the Board and our Chief Operating Officer. Since September 1996, Mr. Mahoney has been a partner of Union Atlantic LC. From 1994 through 1995, Mr. Mahoney was President of the Highlands Group. Mr. Mahoney was a founder of the consumer products business for SyQuest Technology. In 1986, Mr. Mahoney founded and was the President of Rodime Systems, a computer disk drive sub-system manufacturer. Mr. Mahoney was the Vice President of Marketing and Sales for Tecmar, the first PC add-in board company. Mr. Mahoney spent eight years in marketing and sales management in the computer timesharing business with Computer Sciences Corporation, Automatic Data Processing and General Electric Information Services. Mr. Mahoney presently serves as a director of FOCUS Enhancements, Inc., a developer and marketer of advanced, proprietary video scan conversion products traded on Nasdaq Small Cap. Mr. Mahoney received a B.A.

degree with majors in Computer Science and Business from the West Virginia University in 1978. Mr. Mahoney received a Masters of Business Administration from George Washington University in 1983.

         MICHAEL E. GOLDEN. Michael E. Golden has been one of our directors since January 5, 2001. Since January 5, 2001, Mr. Golden has also been the Vice Chairman of the Board. Since August 1997, Mr. Golden has been Chairman of the Board and Chief Executive Officer of Colonial Direct Financial Group, Inc. Beginning in 1968 until forming First Colonial Securities Group, Inc. in 1989, Mr. Golden held positions of increasing responsibility with E.F. Hutton, Shearson Loeb Rhodes and Smith, Barney, Harris, Upham & Co., hereafter, Smith Barney. From 1979 to 1989 he was the resident manager of Smith Barney's Cherry Hill, New Jersey office which he personally opened. Mr. Golden was the Vice Chairman of the Board of Directors and a founder of Carnegie Bank N.A., a Nasdaq listed commercial bank located in Princeton, New Jersey and a former director of three other banks, Admiralty Bancorp in Palm Beach Gardens, FL, Unity Bancorp in Clinton, NJ and Boca Raton First National Bank in Boca Raton, FL. He is also the founder and Chairman of Kid Academy, a chain of day care centers and a former director of Suprema Specialties, Inc. and Microleague Multimedia, Inc., both Nasdaq listed companies. Mr. Golden earned a BA in Accounting from Temple University. He is a General Securities Principal and a Registered Options Principal and is First Colonial Securities Group, Inc.'s Senior Registered Municipal Principal.

         D. CARR MOODY. Since April 24, 2000, Mr. Moody has been Chief Financial Officer of our company. Prior to joining our company, Mr. Moody was a manager for mergers, acquisitions and divestitures at AutoNation, Inc. since 1996. From 1994 to 1996, Mr. Moody was an in-charge auditor at Arthur Andersen, LLP. Mr. Moody received a B.S. degree, MAGNA CUM LAUDE, with a major in finance and a concentration in accounting, from the Carroll School of Management at Boston College in 1994.

         MICHAEL SANDLER. Since November 8, 1999, Mr. Sandler has been a Vice President, Secretary and Treasurer of our company. Since March of 1998, Mr. Sandler has worked as an independent consultant for Union Atlantic LC. From 1995 through 1998, Mr. Sandler was a partner in R.B.R. Premium Finance Company and a partner in A Plus Discount Insurance. Mr. Sandler received a B.A. degree with a major in Economics from the University of Rochester in 1990 and a Masters in Business Administration from the University of North Carolina in 1994.

         DAVID SPECTOR. Since November 8, 1999, Mr. Spector has been a Vice President of our company. From 1995 through 1999, Mr. Spector served as Vice President and regional creative director of Green Advertising, a division of London-based WPP Group plc. Mr. Spector managed the creative efforts of the agency. Prior to that, Mr. Spector was a copywriter with Greenstone Roberts Advertising, with conceptual responsibilities for Royal Caribbean Cruise Lines and Radisson Hotels.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than ten percent (10%) of a registered class of our company's equity securities, to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of Common Stock and the other equity securities of our company. Officers, directors and persons who beneficially own more than ten percent (10%) of a registered class of our company's equity securities are required by the regulations of the SEC to furnish our company with copies of all
Section 16(a) forms they file.

         To our knowledge, based solely on review of these filings and written representations from the directors and officers, there are no transactions during our last fiscal year for which the officers, directors and significant stockholders have not timely filed the appropriate form under Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION.

         From October 1993 through November 1999, Leonard J. Sokolow rendered supervisory and management services to us on behalf of our Managing Agent, Genesis Partners, Inc. In this capacity, Mr. Sokolow did not receive any cash compensation as noted in the table below but did receive 1,815 shares of common stock. Also, Genesis Partners, Inc. was issued a total of 348,185 shares of common stock in consideration for serving as our managing agent. Mr. Sokolow is President and CEO and a controlling shareholder of Genesis Partners, Inc.

                                      ANNUAL COMPENSATION
                                --------------------------------   LONG TERM COMPENSATION
                                                       OTHER       ----------------------
                                                       ANNUAL      SECURITIES UNDERLYING
NAME/POSITION            YEAR   SALARY     BONUS    COMPENSATION          OPTIONS
-------------            ----   -------    ------   ------------   ----------------------

Leonard J. Sokolow.....  2000  $150,000  $120,000     $12,000             500,000
  CEO, President         1999   $24,200    $5,600      $2,000                  --
                         1998        --        --          --                  --

Timothy Mahoney........  2000  $150,000  $120,000     $12,000             500,000
  COO, Chairman          1999   $24,200    $5,600      $2,000                  --
                         1998        --        --          --                  --


OPTION GRANTS IN LAST FISCAL YEAR

         As reflected in the table below, Leonard J. Sokolow was granted options to purchase up to 500,000 shares of common stock of our company on June 1, 2000, which vest over a three-year period and expire on June 1, 2005. On January 1, 2001, Mr. Sokolow forfeited the 500,000 options by signing an Options Cancellation Agreement with our company.

         Timothy Mahoney was granted options to purchase up to 500,000 shares of common stock of our company on June 1, 2000, which vest over a three-year period and expire on June 1, 2005. On January 1, 2001, Mr. Mahoney forfeited the 500,000 options by signing an Options Cancellation Agreement with our company.

                                INDIVIDUAL GRANTS

                     NUMBER OF
                    SECURITIES   PERCENT OF TOTAL
                    UNDERLYING   OPTIONS GRANTED   EXERCISE OR
                     OPTIONS     TO EMPLOYEES IN    BASE PRICE

NAME                 GRANTED       FISCAL YEAR      ($/SHARE)   EXPIRATION DATE
----                ------------  ----------------  ----------- ---------------
Leonard Sokolow......    500,000        19.1%       $5.850         June 1, 2005
Timothy Mahoney......    500,000        19.1%       $5.850         June 1, 2005

COMPENSATION OF DIRECTORS

         Directors do not receive any compensation for serving on our Board of Directors.

EMPLOYMENT AGREEMENTS

         On January 5, 2001, we entered into a three-year employment agreement with each of Leonard J. Sokolow, our Chief Executive Officer and President, Timothy Mahoney, our Chairman, and Michael E. Golden, our Vice Chairman. As of March 14, 2001, Messrs. Mahoney and Golden each beneficially own approximately 17% and Mr. Sokolow beneficially owns approximately 16% of our total outstanding common stock. Under the terms of these agreements, which are automatically extended unless our company has provided a non-renewal notice as directed by a majority vote of the board of directors, each individual shall receive:

         - an initial base salary of $157,500 per annum for the first year with a 5% increase per annum beginning one year from the date of the agreements (our board of directors may increase such salaries at their discretion);

         - discretionary bonuses as determined by the board of directors primarily based on each individual's performance; and

         - incentive compensation paid quarterly from distributions of "Division Available Income" and "Division Non-Cash consideration" as such terms are defined in an exhibit to each of the employment agreements, primarily based on the performance of our company and our operating divisions.

         In addition, under the terms of the employment agreements, if there has been no voluntary termination of employment with our company by (i) Leonard J. Sokolow on or before July 6, 2001, Mr. Sokolow will be entitled to receive 500,000 stock options, (ii) Timothy Mahoney on or before July 6, 2001, Mr. Mahoney will be entitled to receive 500,000 stock options, and (iii) Michael E. Golden on or before July 1, 2001, Mr. Golden will be entitled to receive 400,000 stock options, each with grant prices equal to $2.25 per share and with vesting provisions detailed in a stock option agreement which is attached as an exhibit to each of the employment agreements.

         Furthermore, the employment agreements contain severance and change of control provisions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth common stock ownership information as of March 14, 2001 with respect to:

          - each person known to us to be the beneficial owner of more than 5% of our common stock;

          - each of our officers and directors; and

          - all directors and officers as a group.

         This information as to beneficial ownership was furnished to us by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 3010 North Military Trail, Suite 300, Boca Raton, Florida. Information with respect to the percent of class is based on 19,412,265 issued and outstanding shares of common stock as of March 14, 2001.

         Except as otherwise indicated, to our knowledge, each stockholder has sole power to vote and dispose of all the shares of common stock listed opposite his name.

         For purposes of this table, each person is deemed to have beneficial ownership of any shares of common stock which that person has the right to acquire on or within 60 days after March 14, 2001.


NAME OF BENEFICIAL OWNER          AMOUNT OF SHARES BENEFICIALLY OWNED   PERCENT OF CLASS
------------------------          -----------------------------------   ----------------
Genesis Partners, Inc.............               3,108,333                        16.01%
Highlands Group Holdings, Inc.....               2,175,000                        11.20
CALP II Limited Partnership.......               1,516,666                         7.81
Leonard Sokolow...................               3,108,333                        16.01
Timothy Mahoney...................               3,233,333                        16.66
Michael E. Golden.................               3,280,929                        16.90
D. Carr Moody.....................                  25,000                            *
Michael Sandler...................                 100,000                            *
David Spector.....................                 183,000                            *
All executive officers and
  directors as a group (six
  persons)........................               9,930,595                        51.16%


* Denotes less than 1% ownership.

         Genesis Partners, Inc., whose address is 2458 Provence Court, Weston, Florida 33327, is a corporation controlled by Mr. Leonard Sokolow, our Chief Executive Officer and President. Mr. Sokolow is deemed the beneficial owner of the 3,106,518 shares held by Genesis Partners, Inc.

         Highlands Group Holdings, Inc., whose address is 68 Cayman Place, Palm Beach Gardens, Florida 33418, is wholly-owned by Mr. Timothy Mahoney, our Chairman and Chief Operating Officer. Mr. Mahoney, as the owner of Highlands Group Holdings, Inc., is deemed to beneficially own the 2,175,000 shares held by Highlands Group Holdings, Inc.

         In accordance with the terms of a Common Stock and Warrants Purchase Agreement among our company, CALP II Limited Partnership, a Bermuda limited partnership, and other investors, CALP II Limited Partnership has a warrant to purchase an aggregate of 350,000 shares of our common stock. CALP II Limited Partnership's address is c/o Thomson Kernaghan & Co. Limited, 365 Bay Street, Tenth Floor, Toronto, Ontario, Canada. Two officers and directors of CALP II Limited Partnership are also officers and directors of Thomson Kernaghan & Co., Ltd. CALP II Limited Partnership disclaims any beneficial interest in any shares beneficially owned by Thomson Kernaghan & Co. Ltd.

         Michael E. Golden is the Vice Chairman of the Board of our company. Of the shares listed as the number of shares beneficially owned by Mr. Golden, 200,000 are shares underlying convertible preferred stock, 22,500 are shares underlying vested options owned by Mr. Golden, 15,000 are shares underlying vested options owned by Christine Golden, his spouse, which Mr. Golden is deemed to beneficially own. Excludes 33,750 shares of common stock underlying options owned by Mr. Golden and 22,500 shares of common stock underlying options owned by Mrs. Golden, none of which vest within 60 days. Also excludes 103,100 shares and 43,500 options to purchase shares, held by Brett Golden, his son and full-time employee of First Colonial Securities Group, Inc.

         Mr. D. Carr Moody, the Chief Financial Officer of our company, has been granted options to purchase up to 50,000 shares of common stock, an aggregate of 25,000 which have vested or will vest within 60 days after March 20, 2001.

         Mr. Michael Sandler is a Vice President, Secretary and Treasurer of our company. His shares are owned by both Mr. Sandler and Sarah Sandler, his wife, as tenants by the entirety.

         Mr. David Spector, a Vice President of our company, has been granted options to purchase up to 300,000 shares of common stock, an aggregate of 183,000 which have vested or will vest within 60 days after March 20, 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         From October 1993 through November 8, 1999, Mr. Sokolow rendered supervisory and management services to us on behalf of our Managing Agent, Genesis Partners, Inc. In such capacity, neither Mr. Sokolow nor Genesis Partners, Inc. received any cash compensation. Mr. Sokolow and Genesis Partners, Inc. of which Mr. Sokolow is President, CEO and a controlling shareholder, were issued a total of 1,815 and 348,185 shares of our common stock, respectively, in consideration for serving as our Managing Agent since October 1993 without cash compensation and upon conversion of $775,000 in unpaid fees due and owed by us to the Managing Agent.

         On October 15, 1999, we issued to Sidney Levine, a former director, 343,666 shares of our common stock in consideration for Mr. Levine's prior services as a director of our company.

         On August 16, 1999, we entered into a one year Consulting Agreement with Stephen Krause and Timothy Mahoney to assist us in identifying viable merger or acquisition target candidates. At our request, they agreed to assist in the management of any of the candidates. In consideration for their services, in August 1999, we issued 40,000 unregistered shares of our common stock to Stephen Krause and 40,000 unregistered shares of our common stock to Timothy Mahoney. Subsequent to this issuance, on November

8, 1999, Mr. Mahoney became the Chairman, Chief Operating Officer and a principal shareholder of our company.

         Union Atlantic, LC manages, through a subsidiary, an offshore venture capital fund. The fund's investors include Messrs. Sokolow and Mahoney, whose aggregate ownership in the fund represents less than 10% of the fund. In April 1998, the fund loaned us $25,000 through a verbal agreement. The note did not bear interest and did not have a specified due date. On December 31, 1999, we converted the outstanding balance of $25,000 into 8,400 shares of our common stock at an effective per share price of $2.98, in accordance with the terms of a conversion agreement. The market value of the stock on the date of issuance was $4.19 per share. Messrs. Sokolow and Mahoney disclaim any beneficial interest in such 8,400 shares of common stock received by the fund. The fund is currently inactive.

         On June 18, 2000, we granted David Spector options to purchase up to 75,000 shares of Common Stock, which vest over a two-year period, subject to Mr. Spector's continued employment with our company, and expire on June 18, 2005. On December 18, 2000, we granted David Spector additional options to purchase up to 150,000 shares of common stock of our company, which vest over a thirty-two month-period, subject to Mr. Spector's continued employment with our company, and expire on December 18, 2005.

         On June 1, 2000, we granted Leonard J. Sokolow options to purchase up to 500,000 shares of Common Stock, which vest over a three-year period and expire on June 1, 2005. On January 1, 2001, Mr. Sokolow forfeited the 500,000 options by signing an Options Cancellation Agreement with our company.

         On June 1, 2005, we granted Timothy Mahoney options to purchase up to 500,000 shares of Common Stock, which vest over a three-year period and expire on June 1, 2005. On January 1, 2001, Mr. Mahoney forfeited the 500,000 options by signing an Options Cancellation Agreement with our company.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
-------           ----------------------
2.1               Share Exchange Agreement among the Company, vFinance Holdings, Inc., certain shareholders of
                  vFinance Holdings, Inc. and Union Atlantic LC, dated November 8, 1999 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on November 8, 1999).
2.2               Amendment to Share Exchange Agreement dated November 29, 1999 (incorporated by reference to the
                  Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2000).
2.3               Agreement and Plan of Merger, dated as of December 22, 2000, by and among the Company, NW
                  Holdings, Inc., and Alvin S. Mirman, Ilene Mirman, Marc N. Siegel, Richard L. Galterio, Vincent
                  W. Labarbara, Eric M. Rand, and Mario Marsillo, Jr. (incorporated by reference to the Company's
                  Current Report on Form 8-K filed with the SEC on January 17, 2001).
2.4               Agreement and Plan of Merger, dated as of January 3, 2001, by and among the Company, Colonial
                  Acquisition Corp., Colonial Direct Financial Group, Inc., and Michael Golden and Ben
                  Lichtenberg (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on January 17, 2001).
3.1               Certificate of Incorporation as filed with the Delaware Secretary of State on February 12, 1992
                  (incorporated by reference to the Company's Registration Statement on Form S-18 filed with the
                  SEC on July 24, 1992).
3.2               Certificate of Renewal and Revival of Certificate of Incorporation as filed with the Delaware
                  Secretary of State on March 15, 1996 (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2000).
3.3               Certificate of Amendment to the Certificate of Incorporation as filed with the Delaware
                  Secretary of State on April 28, 1999 (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2000).
3.4               Certificate of Amendment to Certificate of Incorporation as filed with the Delaware Secretary of State on March 13, 2000 (incorporated by reference to the Company's Annual Report on Form
                  10-KSB filed with the SEC on March 30, 2000).
3.5               Certificate of Designation of Series A Convertible Preferred Stock of the Company as filed with the Delaware Secretary of State on January 3, 2001 (incorporated by reference to the Company's
                  Current Report on Form 8-K filed with the SEC on January 17, 2001).
3.6               Certificate of Designation of Series B Convertible Preferred Stock of the Company as filed with the Delaware Secretary of State on January 3, 2001 (incorporated by reference to the Company's
                  Current Report on Form 8-K filed with the SEC on January 17, 2001).
3.7               Bylaws of the Company (incorporated by reference to the Company's Registration Statement on
                  Form S-18 filed with the SEC on July 24, 1992).
3.8               Unanimous Written Consent of the Company's Board of Directors, dated January 24, 1994, amending the Bylaws (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2000).
3.9               Unanimous Written Consent of the Company's Board of Directors, effective as of January 24,
                  1994, amending the Bylaws (incorporated by reference to the Company's Annual Report on Form
                  10-KSB filed with the SEC on March 30, 2000).
10.1              Consulting Agreement between the Company and Stock Exposure Inc., dated January 29, 2000
                  (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on
                  March 30, 2000).


10.2 Investor Relations/Consulting Agreement between the Company and EQUIS Capital Corp. dated December 1, 1999 (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2000).
10.3 Agreement with Sidney Levine (incorporated by reference to the Company's Registration Statement on Form S-8 filed with the
                  SEC on November 22, 1999).
10.4 Consulting Agreement between the Company and Stephen Krause dated August 27, 1999 (incorporated by reference to the Company's Registration Statement on Form S-8 filed with the
                  SEC on November 22, 1999).
10.5 Employment Offer Letter from the Company to D. Carr Moody dated March 24, 2000. (incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the
                  SEC on May 15, 2000).
10.6 Letter Agreement between Union Atlantic Partners I, Ltd., vFinance Holdings, Inc. and the Company dated December 31,
                  1999 (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2000).
10.7              Purchase Agreement between the Company and Steven Jacobs and
                  Mauricio Borgonovo, dated December 24, 1999, for the purchase of Pinnacle Capital Group, LLC (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2000).
10.8              Asset Purchase Agreement among the Company, Steven Jacobs and
                  Mauricio Borgonovo dated January 3, 2000 (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2000).
10.9              Asset Purchase Agreement among the Company, Andrew Reckles,
                  Paul T. Mannion and Vincent Sbarra, dated November 17, 1999
                  (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2000).
10.10             Consulting Agreement between the Company and Atlas, Pearlman,
                  Trop & Borkson, P.A., dated July 16, 1999 (incorporated by reference to the Company's Registration Statement on Form S-8 filed with the SEC on November 22, 1999).
10.11             Debt Conversion Agreement among the Company, Genesis Partners,
                  Inc. and Leonard Sokolow, dated March 18, 1999 (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 25, 1999).
10.12             Stock Purchase Agreement between the Company and River Rapids
                  Ltd., dated September 27, 1999 (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2000).
10.13             Amendment to Stock Purchase Agreement between the Company and
                  River Rapids Ltd. dated December 22, 1999 (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2000).
10.14             Consulting Agreement among the Company, Stephen Krause and
                  Timothy Mahoney, dated August 16, 1999 (incorporated by reference to the Company's Registration Statement on Form S-8 filed with the SEC on August 19, 1999).
10.15             Common Stock and Warrants Purchase Agreement among the
                  Company, AMRO International, S.A., CALP II Limited
                  Partnership, a Bermuda limited partnership, Celeste Trust Reg,
                  Balmore SA, Sallee Investments LLLP, worldVentures Fund I, LLC and RBB Bank Aktiengesellschaft, dated March 31, 2000
                  (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 13, 2000).
10.16             Registration Rights Agreement among the Company, AMRO
                  International, S.A., CALP II Limited Partnership, a Bermuda limited partnership, Celeste Trust Reg, Balmore SA, Sallee
                  Investments LLLP, worldVentures Fund I, LLC, RBB Bank
                  Aktiengesellschaft and Thomas Kernaghan & Co., Ltd., dated
                  March 31, 2000 (incorporated by reference to the Company's
                  Current Report on Form 8-K filed with the SEC on April 13,
                  2000).
10.17 Form of Warrant issued to AMRO International, S.A. (to purchase 100,000 shares), CALP II Limited Partnership, a
                  Bermuda limited partnership (to purchase 350,000 shares), Celeste Trust Reg (to purchase 35,000 shares), Balmore SA (to purchase 35,000 shares), Sallee Investments LLLP (to purchase
                  25,000 shares), worldVentures Fund I, LLC (to purchase 25,000 shares), RBB Bank Aktiengesellschaft (to purchase 130,000
                  shares) and Thomas Kernaghan & Co., Ltd. (to purchase 58,333 shares) (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 13, 2000).

10.18             Escrow Agreement among the Company, AMRO International, S.A.,
                  CALP II Limited Partnership, a Bermuda limited partnership,
                  Celeste Trust Reg, Balmore SA, Sallee Investments LLLP,
                  worldVentures Fund I, LLC, RBB Bank Aktiengesellschaft and
                  Epstein Becker & Green, P.C., dated March 31, 2000
                  (incorporated by reference to Amendment No. 1 to the Company's
                  Registration Statement on Form SB-2 filed with the SEC on July
                  14, 2000).
10.19             Consulting Agreement between the Company and Phillip W.
                  Johnston dated as of January 3, 2000 (incorporated by
                  reference to Amendment No. 1 to the Company's Registration
                  Statement on Form SB-2 filed with the SEC on July 14, 2000).
10.20             Consulting Agreement between the Company and Steven M. Krause dated as of June 12, 2000 (incorporated by reference to
                  Amendment No. 1 to the Company's Registration Statement on
                  Form SB-2 filed with the SEC on July 14, 2000).
10.21             Consulting Agreement dated as of April 1, 2000, between the
                  Company and The Del Mar Consulting Group, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the SEC on August 14, 2000).
10.22             Employment Agreement dated as of January 5, 2001, between the
                  Company and Michael E. Golden (incorporated by reference to the Schedule 13D filed by Michael E. Golden with the SEC on
                  March 12, 2001).
10.23             Severance Agreement dated September 19, 2000, between D. Carr
                  Moody and the Company.
10.24             Amended and Restated Employment Letter Agreement dated
                  December 18, 2000, between the Company and David Spector.
10.25             Amended and Restated Employment Agreement dated December 23,
                  2000, between Paul T. Mannion, Jr., and the Company.
10.26             Amended and Restated Employment Agreement dated December 23,
                  2000, between Andrew S. Reckles and the Company.
10.27             Amended and Restated Employment Agreement dated December 23,
                  2000, between Vincent Sbarra and the Company.
10.28             Employment Agreement dated as of January 5, 2001, between the
                  Company and Leonard J. Sokolow.
10.29             Employment Agreement dated as of January 5, 2001, between the
                  Company and Timothy Mahoney.
10.30             Options Cancellation Agreement dated January 1, 2001 by
                  Leonard J. Sokolow.
10.31             Options Cancellation Agreement dated January 1, 2001 by
                  Timothy Mahoney.
21                List of Subsidiaries.
23                Consent of Ernst & Young LLP.

(b)               REPORTS ON FORM 8-K

         The Company filed a Current Report on Form 8-K with the SEC on September 15, 2000 with respect to the proposed merger with NW Holdings, Inc.

         The Company filed a Current Report on Form 8-K with the SEC on November 30, 2000 with respect to the proposed merger with Colonial Direct Financial Group, Inc.

                                   SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 vFinance.com, Inc.

                                 By:  /s/ Leonard J. Sokolow
                                         -----------------------
                                          Leonard J. Sokolow,
                                          Chief Executive Officer and President


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                   Title                                       Date
---------                   -----                                       ----
 /s/ Leonard J. Sokolow    Chief Executive Officer and                 March 20, 2001
-----------------------    President
Leonard J. Sokolow



 /s/ Timothy Mahoney       Chief Operating Officer                     March 20, 2001
--------------------       Chairman of the Board of Directors
Timothy Mahoney



 /s/ Michael E. Golden     Vice Chairman of the Board of               March 20, 2001
----------------------     Directors
Michael E. Golden



 /s/ Michael Sandler       Vice President, Secretary                   March 20, 2001
--------------------       and Treasurer
Michael Sandler



 /s/ Carr Moody            Chief Financial Officer                     March 20, 2001
---------------
D. Carr Moody
