Form 10KSB/A
period 2000-12-31
VFINANCE COM
filed 2001-03-30
CIK 890285

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____ to _____

                        Commission File Number 1-11454-03

                               vFinance.com, Inc.
--------------------------------------------------------------------------------
           (Name of Small Business Issuer as specified in its charter)


            Delaware                                    58-1974423
  -------------------------------           ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


3010 North Military Trail, Suite 300
Boca Raton, FL 33431                                  (561) 981-1000
------------------------------------      --------------------------------------
(Address of principal executive offices)     (The Company's telephone number,
                                                including area code)


         Securities registered pursuant to Section 12(b) of the Act:


         TITLE OF CLASS                   NAME OF EXCHANGE ON WHICH REGISTERED
    -------------------------         ------------------------------------------
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

         DOCUMENTS INCORPORATED BY REFERENCE

                           None

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


TABLE OF CONTENTS
                                                                                      Page No.
                                                                                      --------
INTRODUCTORY NOTE                                                                       3

PART I.

Item 1.  Description of Our Business                                                    4

Item 2.  Description of Our Properties                                                  22

Item 3.  Legal Proceedings                                                              23

Item 4.  Submission of Matters to a Vote of Security Holders                            25

PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters                       25

Item 6.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                          32

Item 7.  Financial Statements                                                           35

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial
         Disclosure                                                                     62

PART III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons
         Compliance with Section 16(a) of the Exchange Act                              62

Item 10. Executive Compensation                                                         64

Item 11. Security Ownership of Certain Beneficial Owners and Management                 66

Item 12. Certain Relationships and Related Transactions                                 67

Item 13. Exhibits and Reports on Form 8-K                                               69

Signatures                                                                              73

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


         Subsequent to December 31, 2000, we acquired two additional brokerage firms, First Colonial Securities Group, Inc., a New Jersey corporation, and First Level Capital, Inc., a Florida corporation, a financial service company which provides benefits administration and pension plan services, Colonial Direct Retirement Services, Inc., and a company that provides administrative support to First Colonial Securities Group, Inc. and Colonial Direct Retirement Services, Inc., Colonial Direct Capital Management, Inc., which are discussed below in "Recent Acquisitions."


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


         Colonial Direct Capital Management, Inc., a Florida corporation, which was incorporated on September 23, 1999, provides administrative support services to the other subsidiaries of Colonial Direct Financial Group, Inc., including First Colonial Securities Group, Inc. and Colonial Direct Retirement Services, Inc., under a management agreement. For Colonial Direct Capital Management, Inc.'s fiscal year ended December 31, 2000, Colonial Direct Capital Management, Inc. had revenues of $7,264,167, had a net loss of ($3,416,568) and held $985,953 in assets.


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

GOVERNMENT REGULATION

         Regulation of the Securities Industry and Broker-Dealers.


         Our business is subject to extensive regulation applicable to the securities industry in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. In general, broker-dealers are required to register with the SEC under the Securities Exchange Act of 1934, as amended (Exchange
Act). Under the Exchange Act, every registered broker-dealer that does business with the public is required to be a member of and is subject to the rules of the NASD. The NASD administers qualification testing for all securities principals and registered representatives for its own account and on behalf of the state securities authorities. Union Atlantic Capital, L.C., First Colonial Securities Group, Inc. and First Level Capital, Inc. are broker-dealers registered with the SEC and are members of the NASD. Our broker-dealers are also subject to regulation under state law. Union Atlantic Capital, L.C. is currently registered as a broker-dealer in 14 states and the District of Columbia. First Colonial Securities Group, Inc. is currently registered as a broker-dealer in 49 states, Puerto Rico and the District of Columbia. First Level Capital, Inc. is currently registered as a broker-dealer in 49 states. The NASD approved the change of ownership to us of (i) Union Atlantic Capital, L.C. from Pinnacle Capital Group, L.C., (ii) First Level Capital, Inc. from NW Holdings, Inc. and (iii) First Colonial Securities Group, Inc. A recent amendment to the federal securities laws prohibits the states from imposing substantive requirements on broker-dealers which exceed those imposed under federal law. The amendment, however, does not preclude the states from imposing registration requirements on broker-dealers that operate within their jurisdiction or from sanctioning these broker-dealers who have engaged in misconduct.

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


         We encounter intense competition in all aspects of our business, and we expect this competition to increase. For example, we face competition from regionally-focused companies, both domestically and internationally, which are trying to connect startups with venture investors using an Internet-based market. These competitors include SeedStage Capital, Vcapital.com, Yazam.com and OffRoad Capital. We also compete in the business development portal industry with portals that provide content and services to our target market including Merger Network, Vcapital and VentureOne, Venture Highway, The Venture Capital Marketplace, Venture Capital Unlimited, Garage.com and VCA Online.com.


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


         The clearing agreement between First Colonial Securities Group, Inc., our wholly-owned broker-dealer subsidiary acquired after December 31, 2000, and Correspondent Services Corporation, a wholly owned clearing firm subsidiary of PaineWebber, Inc. may be terminated by either party upon 60 days prior written notice. In addition, the clearing agreement between First Level Capital, Inc., our wholly-owned broker-dealer subsidiary acquired after December 31, 2000, and Schroder & Co., Inc., a wholly owned clearing firm subsidiary of Bank of New York may be terminated by either party upon 60 days prior written notice. According to the terms of each of the agreements, the clearing firms, on a fee basis, process all securities transactions for the respective broker-dealers' accounts and the accounts of the respective broker-dealers' clients. Services of these clearing firms include billing and credit extension, control and receipt, custody and delivery of securities, for which these broker-dealers pay a transaction charge. We are dependent on the operational capacity and the ability of these clearing firms for the orderly processing of transactions. In addition, by engaging the processing services of a clearing firm, these broker-dealers are exempt from certain capital reserve requirements and other complex regulatory requirements imposed by federal and state securities laws. Moreover, these broker-dealers have agreed to indemnify and hold their respective clearing firms harmless from certain liabilities or claims, including claims arising from the transactions of their clients.

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

OUR BOARD OF DIRECTORS CAN ISSUE SHARES OF "BLANK CHECK" PREFERRED STOCK WITHOUT FURTHER ACTION BY OUR STOCKHOLDERS.


         As of March 14, 2001, our Board of Directors has the authority, without further action by the stockholders, to issue up to 2,500,000 shares of preferred stock (of which, 122,500 shares are designated as Series A Convertible Preferred Stock and was issued in connection with the merger with Colonial Direct Financial Group, Inc., and 50,000 shares are designated as Series B Convertible Preferred Stock and was issued in connection with the merger with Colonial Direct Financial Group, Inc.) in one or more series and to fix the rights, preferences, privileges and restrictions of the preferred stock, including:


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

         The following information relates to the branch offices of First Level Capital, Inc.:



                           Approximate Annual
Office Locations           Square Footage            Lease Rental              Exp. Date
----------------          --------------            ------------           -------------------
New York, NY               3,300                       $105,036               March 1, 2006
Boca Raton, FL             1,171                       $27,659             October 31, 2002
Sarasota, FL               1,058                       $19,903                July 31, 2004
Red Bank, NJ               4,100                       $75,000             October 31, 2003

         Based on the terms of our merger with NW Holdings, Inc., NW Holdings, Inc. assigned to us and we assumed all the obligations of NW Holdings, Inc. under the lease at 50 Broadway, 24th Floor, New York, New York 10004, where NW Holdings, Inc. leased approximately 3,300 square feet at a rental of $105,036 per annum, under a lease which expires on March 1, 2006.


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


         On August 28, 1999, Mary Kizer filed a complaint with the NASD against First Colonial Securities Group, Inc. and Robert Ball, a registered representative of First Colonial Securities Group, Inc., seeking compensatory damages of at least $850,000, treble damages, as provided under the Utah Uniform Securities Act, an unspecified amount of punitive damages, the refund of an unspecified amount of commissions paid as a result of the alleged misconduct of First Colonial Securities Group, Inc., post- and pre-judgment interest and costs and reasonable attorneys' fees. Ms. Kizer has alleged that First Colonial Securities Group, Inc., through Mr. Ball, failed to freeze an account in the name of her ex-husband as instructed in a divorce decree and engaged in unauthorized trading of securities in that account which resulted in substantial losses, thereby violating the United States Securities laws and the Utah Uniform Securities Act and engaging in common law fraud, negligent misrepresentation, negligence, negligent supervision, breach of fiduciary duty and breach of contract. First Colonial Securities Group, Inc. believes Ms. Kizer's complaint is without merit.

         On August 24, 2000, Marguerite Murray Berkowitz filed a complaint with the NASD against First Colonial Securities Group, Inc. and Louis Maniloff, a registered representative of First Colonial Securities Group, Inc., seeking damages of $500,000 and punitive damages of $5 million. Ms. Berkowitz has alleged that Colonial Securities Group, Inc., through Mr. Maniloff, engaged in the practice of mutual fund switching, excessive trading of mutual funds and unsuitable equity transactions, thereby breaching its fiduciary duty to Ms. Berkowitz and engaging in intentional misrepresentation, common law fraud, breach of contract and federal and state securities fraud. First Colonial Securities Group, Inc. believes Ms. Berkowitz' complaint is without merit.

         On November 16, 2000, Eric Goldstein filed an amended complaint with the NASD against First Colonial Securities Group, Inc. and Larry Katz and John Croce, registered representatives of First Colonial Securities Group, Inc., seeking compensatory damages in excess of $560,000 and punitive damages of at least $1 million. Mr. Goldstein has alleged that First Colonial Securities Group, Inc. improperly effected a margin call on call options, thereby engaging in unauthorized trades, breaching its fiduciary duty to Mr. Goldstein, converting Mr. Goldstein's property, breach of contract and negligence. First Colonial Securities Group, Inc. believes Mr. Goldstein's complaint is without merit.


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

         As part of the Colonial Merger Agreement, the Company also will grant up to 625,000 stock options to purchase the Company Common Stock at an exercise price of $2.25 per share to certain key employees of Colonial; provided, however, 400,000 of these stock options will not be granted if Michael Golden has voluntarily terminated his employment with the Company on or before July 1, 2001.

         In addition, pursuant to the terms of the Colonial Merger Agreement, $500,000 in principal amount of the loans extended by Michael Golden to Colonial or any affiliate of Colonial were converted into shares of Series B Convertible Preferred Stock of the Company ("Company Series B Preferred Stock"). Among other things, the Company Series B Preferred Stock carry a 7% dividend yield and are redeemable at the option of the holder thereof upon a third party equity investment in the Company yielding proceeds (net of commissions and direct expenses) of a minimum of $500,000.


         The securities issued by the Company to the security holders of Colonial were exempt from registration pursuant to Section 4(2) of the Securities Act.

         Private Placements


         During the year, the Company closed on a $7 million round of private financing, which was consummated in two parts. On March 31, 2000 (the "Closing Date"), the Company consummated the sale of 1,166,667 shares of its common stock, par value $.01 per share ("Common Stock"), warrants to purchase up to 700,000 shares of Common Stock at an exercise price of $7.20 per share and rights to acquire up to an additional 1,166,667 shares of its Common Stock at a purchase price of $3.00 per share to certain institutional investors. The total gross proceeds to the Company from this transaction were $3,500,000 before offering or issuance costs. The warrants are exercisable for a period commencing on the Closing Date and expiring on the close of business on July 30, 2001. The rights to acquire the Common Stock are exercisable for a period commencing six months from, and expiring one year after, March 31, 2000.


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


         The securities issued to the investors, placement agent and finders were exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act.


         Acquisition of Pinnacle Capital Group, L.C. (k/n/a Union Atlantic Capital, L.C.)


         On December 24, 1999, the Company acquired all of the membership interests of Pinnacle Capital Group, L.C., a licensed broker/dealer, from Steve Jacobs and Mauricio Borgonovo for $40,000. In February 2000, the Company changed the name of Pinnacle Capital Group, L.C. to Union Atlantic Capital, L.C. The acquisition was accounted for under the purchase method of accounting. The consideration consisted of the issuance of stock purchase warrants giving Messrs. Jacobs and Borgonovo the rights to purchase 10,000 shares of the Company's common stock, par value $0.01 per share, at an exercise price of $2.50 per warrant. The warrants had a fair value, based on the Black Scholes model, of $4.00 per warrant. The warrants vested immediately and are exercisable for a period of five years, at the discretion of Messrs. Jacobs and Borgonovo. The Company allocated the purchase price based on the fair value of the assets acquired (cash aggregating $5,000) with the remainder of such purchase price allocated to goodwill. Goodwill related to this acquisition is being amortized over two years concurrent with the terms of those certain employment agreements between the Company and Messrs. Jacobs and Borgonovo. The warrants issued to Messrs. Jacobs and Borgonovo were exempt from registration pursuant to Section 4(2) of the Securities Act.

         Other Transactions


         On December 17, 1999, the Company entered into employment agreements with Paul Mannion, Jr., Andrew Reckles and Vincent Sbarra (the "Employment Agreements"). In connection with the Employment Agreements, the Company issued 400,000, 300,000 and 73,500 unregistered shares (collectively, the "First Tranche Shares") of the Company's common stock ("Common Stock") to Messrs. Mannion, Reckles and Sbarra, respectively. The First Tranche Shares issued to the employees were exempt from registration pursuant to Section 4(2) of the Securities Act. However, the First Tranche Shares were subject to divestment and return to the Company in the event and to the extent that certain performance criteria and/or other employment conditions were not met. The First Tranche Shares issued to these employees were held in escrow until (i) cessation of the employee's employment with the Company prior to December 31, 2000, in which event all of the shares would be immediately returnable to the Company or (ii) the employee failed to meet certain cash revenue goals by February 15, 2001, as defined by the Employment Agreements, in which event such shares, or a percentage of such shares, would be immediately returnable to the Company, based on a formula contained in each Employment Agreement.

         On August 18, 2000, the Company entered into amended and restated employment agreements (the "Amended Employment Agreements") with Messrs. Mannion, Reckles and Sbarra.

         The Amended Employment Agreements (i) modify the performance criteria and employment conditions under the Employment Agreements to provide, among other things, that the First Tranche Shares issued to the employees be held in escrow until (a) cessation of the employee's employment with the Company prior to October 6, 2000, in which event all of the First Tranche Shares would be immediately returnable to the Company or (b) the employee failed to meet certain cash revenue goals by February 15, 2001, as defined by the Amended Employment Agreements, in which event the First Tranche Shares, or a percentage of such shares, would be immediately returnable to the Company, based on a formula contained in each Amended Employment Agreement, and (ii) provide for the Company to issue an additional 1,279,722, 1,279,722 and 451,667 unregistered shares (collectively, the "Second Tranche Shares")of Common Stock to Messrs. Mannion, Reckles and Sbarra, respectively, which shares are subject to divestment and similar performance criteria. The Second Tranche Shares issued to employees are split into two equal pieces and are being held in escrow until (i) cessation of the employees employment with the Company prior to December 31, 2001 (for one-half of the Second Tranche Shares) and December 31, 2002 (for one-half of the Second Tranche Shares), respectively, in which event all or a portion of such shares, respectively, would be immediately returnable to the Company or
(ii) the employee fails to meet certain cash revenue goals by September 30, 2001 (for one-half of the Second Tranche Shares) and September 30, 2002 (for one-half of the Second Tranche Shares) respectively, as defined by the Amended Employment Agreements, in which event such shares, or a percentage of such shares, respectively, would be immediately returnable to the Company, based on a formula contained in each Amended Employment Agreement. The Second Tranche Shares issued to the employees were exempt from registration pursuant to Section 4(2) of the Securities Act.

         On October 6, 2000, the Company released the First Tranche Shares from escrow to the employees.

         On December 23, 2000, the Company further amended and restated the Amended Employment Agreements ("Second Amended Employment Agreements") to reduce the income tax consequences for the employees. These amendments superceded the August 18, 2000 Amended Employment Agreements, canceling and rescinding the Second Tranche Shares under the restricted stock performance plan.

         The Second Amended Employment Agreements provide for the Company to grant options to purchase up to 1,279,722, 1,279,722 and 451,667 shares of the Company's Common Stock to Messrs. Mannion, Reckles and Sbarra, respectively, on January 23, 2001. The stock options were granted at an exercise price of $0.63 and are exercisable in eight equal tranches on June 30 and December 31 of 2001, 2002, 2003 and 2004, respectively, beginning on June 30, 2001. The stock options issued to the employees were exempt from registration pursuant to Section 4(2) of the Securities Act.

         On June 18, 2000, the Company granted David Spector options to purchase up to 75,000 shares of Common Stock, which vest over a two-year period, subject to Mr. Spector's continued employment with the Company, and expire on June 18, 2005. On December 18, 2000, the Company granted David Spector additional options to purchase up to 150,000 shares of Common Stock of the Company, which vest over a thirty-two month-period, subject to Mr. Spector's continued employment with our company, and expire on December 18, 2005. The options issued to Mr. Spector were exempt from registration pursuant to Section 4(2) of the Securities Act.

         On June 1, 2000, the Company granted Leonard J. Sokolow options to purchase up to 500,000 shares of Common Stock, which vest over a three-year period and expire on June 1, 2005. The options issued to Mr. Sokolow were exempt from registration pursuant to Section 4(2) of the Securities Act. On January 1, 2001, Mr. Sokolow forfeited the 500,000 options by signing an Options Cancellation Agreement with the Company.

         On June 1, 2000, the Company granted Timothy Mahoney options to purchase up to 500,000 shares of Common Stock, which vest over a three-year period and expire on June 1, 2005. The options issued to Mr. Mahoney were exempt from registration pursuant to Section 4(2) of the Securities Act. On January 1, 2001, Mr. Mahoney forfeited the 500,000 options by signing an Options Cancellation Agreement with the Company.

         On March 24, 2000, the Company granted D. Carr Moody options to purchase up to 50,000 shares of Common Stock, which vest over a three-year period, subject to Mr. Moody's continued employment with the Company, and expire on March 24, 2005. The options issued to Mr. Moody were exempt from registration pursuant to Section 4(2) of the Securities Act.

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


         On October 15, 1999, the Company issued to Sidney Levine, a former director, 343,666 shares of the Company's Common Stock in consideration for Mr. Levine's prior services as a director of the Company and the Company recognized compensation expense at the grant date based on the fair value. The shares issued to Mr. Levine were exempt from registration pursuant to Section 4(2) of the Securities Act.

         On October 15, 1999, the Company issued to Stephen Krause 345,000 shares of Common Stock in consideration for certain consulting services provided by Mr. Krause to the Company prior to August 16, 1999 and pursuant to a Consulting Agreement dated August 16, 1999 and the Company recognized compensation expense at the grant date based on the fair value. Also, on June 26, 2000, the Company issued Mr. Krause 50,000 shares of Common Stock in consideration for services provided. The Company recognized compensation expense of $150,000 in connection with the grant. The shares issued to Mr. Krause were exempt from registration pursuant to Section 4(2) of the Securities Act.

         On August 16, 1999, the Company entered into a one year Consulting Agreement with Stephen Krause and Timothy Mahoney ("Consultants") to assist the Company in identifying viable candidates with which the Company may merge and possible acquisition candidates. At the request of the Company, the Consultants agreed to assist in the management of any such candidates. In consideration for their services, in August 1999, the Company issued 40,000 unregistered shares of Common Stock to each of Stephen Krause and Timothy Mahoney and the Company recognized compensation expense at the grant date based on the fair value. Subsequent to such issuance, on November 8, 1999, Mr. Mahoney became the Chairman, Chief Operating Officer and a principal shareholder of the Company. The shares issued to the Consultants were exempt from registration pursuant to
Section 4(2) of the Securities Act.

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


         On October 27, 1993, the Company agreed to pay to Genesis Partners, Inc. ("Genesis") as Managing Agent for the Company, $150,000 per year and to issue to Leonard J. Sokolow, the controlling stockholder of Genesis, 10% of the outstanding Common Stock on a fully diluted basis pursuant to a Management Agreement (the "Management Agreement"). Payment of such compensation was contingent upon the Company obtaining sufficient capital through a private placement or a public offering and/or the completion of a merger or acquisition. Pursuant to such agreement, on February 28, 1994, and February 15, 1995, the Company issued to Mr. Sokolow 287,288 and 71,044 shares, respectively, of Common Stock. This Management Agreement, as amended, expired on October 26, 1999. As of December 31, 1998, management fees totaling $775,000 had been accrued by the Company and were due and payable by the Company to Genesis. The Company determined that in order to attract any viable financing and/or merger or acquisition opportunities it would need to satisfy such outstanding fees payable to Genesis without requiring any cash consideration. As a consequence, on March 18, 1999 the Company entered into a Debt Conversion Agreement with Genesis and Mr. Sokolow. The Debt Conversion Agreement provided that Genesis could convert in whole or in part $2.23 of such accrued fees for one share of Common Stock (the "Conversion Ratio"), up to a maximum of $775,000 in accrued fees, which would result in a maximum of 348,185 shares of Common Stock issued to Genesis upon full conversion of such $775,000 in accrued fees. Genesis further agreed that, immediately preceding a merger, acquisition or financing by or of the Company ("Reorganization Event"), any and all accrued fees not then converted would be automatically converted ("Full Conversion") in their entirety pursuant to the Conversion Ratio. Genesis and Mr. Sokolow also agreed to forgive, release and forever discharge the Company for any and all other debt that the Company incurred or may incur to Mr. Sokolow and/or Genesis with respect to such Management Agreement including the management fee accrued subsequent to December 31, 1998 through October 26, 1999, the expiration date of the Management Agreement. Furthermore, immediately preceding a Reorganization Event and after the Full Conversion, Mr. Sokolow and Genesis agreed to cancel the Management Agreement and forever forgive, release and forever discharge the Company from any and all obligations or fees which may be due under such Management Agreement. Upon execution of the Debt Conversion Agreement on March 18, 1999, Genesis converted $75,000 of the accrued fees pursuant to the Conversion Ratio into 33,696 shares of the Company's Common Stock. On July 13, 1999, Genesis converted the balance of $700,000 into 314,489 shares of the Company's Common Stock. The securities issued to Genesis and Mr. Sokolow were exempt from registration pursuant to Section 4(2) of the Securities Act.


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


         Union Atlantic LC manages, through a subsidiary, an offshore venture capital fund (the "Fund"). The Fund's investors include Messrs. Sokolow and Mahoney, whose aggregate ownership in the Fund represents less than 10% of such Fund. In April 1998, the Fund loaned the Company $25,000. The note did not bear interest and did not have a specified due date. On December 31, 1999, the Company converted the outstanding balance of $25,000 into 8,400 shares of Common Stock at an effective per share price of $2.98, in accordance with the terms of a conversion agreement. The market value of the stock on the date of issuance was $4.19 per share. The difference between the conversion price and the market value was recorded as compensation expense. Messrs. Sokolow and Mahoney disclaim any beneficial interest in such 8,400 shares of Common Stock received by the Fund. The shares were exempt from registration under Section 4(2) of the Securities Act.

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


For the year ended December 31, 2000, net cash used in operating activities was $479,833 as compared to net cash provided by operating activities of $837,630 for the year ended December 31, 1999. Net cash used in operating activities for the year ended December 31, 2000 primarily resulted from an increase in other assets and the addition of employee loans receivable of $70,365 and $149,666, respectively, whereas net cash provided by operating activities for the year ended December 31, 1999 primarily related to net income of $650,042.

For the year ended December 31, 2000, net cash used in investing activities was $223,238 as compared to net cash provided by investing activities of $226,735 for the year ended December 31, 1999. Net cash used in investing activities for the year ended December 31, 2000 primarily resulted from the purchase of equipment and prepaid issuance costs of $155,614 and $60,802, respectively, whereas net cash provided by investing activities for the year ended December 31, 1999 primarily related to cash obtained in the reverse acquisition of Peachtree Fiberoptics, Inc. On November 8, 1999, the Company (formerly Peachtree FiberOptics, Inc.) entered into a Share Exchange Agreement providing for the acquisition of vFinance Holdings, Inc. and Union Atlantic LC. In connection with such transaction, the Company obtained $224,121 of cash.

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


Net cash provided by financing activities was $5,928,658 for the year ended December 31, 2000 as compared to net cash used in financing activities of $845,366 for the year ended December 31, 1999. Net cash provided by financing activities for the year ended December 31, 2000 related to the receipt of net proceeds from the issuance of common stock with respect to the Private Placement. Net cash used in financing activities for the December 31, 1999 primarily related to cash distributions of $870,000 to primary shareholders of the Company. The Company anticipates that it will need additional debt or equity financing in order to carry out its long-term business strategy. Such strategy may be financed by bank borrowings, public offerings, private placements of equity or debt securities, or a combination of the foregoing.

In connection with the mergers of Colonial Direct Financial Group, Inc. and NW Holdings, Inc., each of which were consummated on January 4, 2001, the Company paid $500,000 and $1,000,000 in cash, respectively, as part of the purchase price consideration. Such cash outlays were made subsequent to December 31, 2000.


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
                                                                          ========================================


12. Subsequent Events




On January 4, 2001, the Company acquired all of the issued and outstanding shares and options of Colonial Direct Financial Group, Inc. ("Colonial") and merged one of the Company's subsidiaries with and into Colonial, with Colonial surviving as the Company's wholly-owned subsidiary. The operating subsidiaries of Colonial include First Colonial Securities Group, Inc., Colonial Direct Capital Management, Inc. and Colonial Direct Retirement Services, Inc. First Colonial Securities Group, Inc., the principal operating subsidiary of Colonial, is a full service securities firm that is engaged in securities brokerage, investment banking, securities trading and other related financial services activities. Colonial Direct Retirement Services, Inc. is a third party administrator of employee benefits and retirement plans and provides plan design, implementation and consulting, communication to employees, ongoing administration and compliance testing and offers expert technical advice. Colonial Direct Capital Management, Inc. provides administrative support services to the other subsidiaries of Colonial. The acquisition will be accounted for under the purchase method of accounting. The total purchase price consisted of the issuance of 5,750,000 shares of the Company's common stock, 172,500 shares of the Company's preferred stock, 490,000 options to purchase the Company's common stock, and 585,000 warrants to purchase the Company's common stock and $500,000 in cash. In addition, as part of the purchase price, the Company will grant up to 625,000 options to purchase the Company's common stock to certain key employees of Colonial; provided, however, 400,000 of these options will not be granted if a certain key employee has voluntarily terminated his employment with the Company on or before July 1, 2001.

On January 4, 2001, the Company acquired all of the issued and outstanding shares and warrants of NW Holdings, Inc. ("NWH"), and merged the Company with and into NWH, with the Company as the surviving corporation. First Level Capital, Inc., which was a subsidiary of NWH immediately prior to the merger, became a wholly-owned subsidiary of the Company. First Level Capital, Inc. is an investment banking firm which provides investment banking services to small and medium sized companies and retail brokerage services to companies, financial institutions and high net worth investors. The acquisition will be accounted for under the purchase method of accounting. The total purchase price consisted of the issuance of 1,700,000 shares of the Company's common stock and 575,000 warrants to purchase the Company's common stock and $1,000,000 in cash. In addition, as part of the purchase price, the Company will grant up to 250,000 options to purchase the Company's common stock to certain key employees of First Level Capital, Inc.

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


         Mr. Sokolow and Timothy Mahoney each received $120,000 of annual incentive compensation based on the performance of our company and our subsidiaries during 2000 which are reflected in the table below as bonuses.

         Messrs. Sokolow and Mahoney each received a $12,000 car allowance during 2000 which are reflected in the table below as other annual compensation.


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

EMPLOYMENT AGREEMENTS

         On January 5, 2001, we entered into a three-year employment agreement with each of Leonard J. Sokolow, our Chief Executive Officer and President, Timothy Mahoney, our Chairman, and Michael E. Golden, our Vice Chairman. As of March 14, 2001, Golden beneficially owns approximately 17% and Messrs. Mahoney and Sokolow each beneficially own approximately 16% of our total outstanding common stock. Under the terms of these agreements, which are automatically extended unless our company has provided a non-renewal notice as directed by a majority vote of the board of directors, each individual shall receive:

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


NAME OF BENEFICIAL OWNER          AMOUNT OF SHARES BENEFICIALLY OWNED   PERCENT OF CLASS
------------------------          -----------------------------------   ----------------
Genesis Partners, Inc.............               3,108,333                        16.01%
Highlands Group Holdings, Inc.....               2,175,000                        11.20
CALP II Limited Partnership.......               1,516,666                         7.67
Leonard Sokolow...................               3,108,333                        16.01
Timothy Mahoney...................               3,108,333                        16.01
Michael E. Golden.................               3,280,929                        16.70
D. Carr Moody.....................                  25,000                            *
Michael Sandler...................                 100,000                            *
David Spector.....................                 183,000                            *
All executive officers and
  directors as a group (six
  persons)........................               9,805,595                        49.38%


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

10.18             Escrow Agreement among the Company, AMRO International, S.A.,
                  CALP II Limited Partnership, a Bermuda limited partnership,
                  Celeste Trust Reg, Balmore SA, Sallee Investments LLLP,
                  worldVentures Fund I, LLC, RBB Bank Aktiengesellschaft and
                  Epstein Becker & Green, P.C., dated March 31, 2000
                  (incorporated by reference to Amendment No. 1 to the Company's
                  Registration Statement on Form SB-2 filed with the SEC on July
                  14, 2000).
10.19             Consulting Agreement between the Company and Phillip W.
                  Johnston dated as of January 3, 2000 (incorporated by
                  reference to Amendment No. 1 to the Company's Registration
                  Statement on Form SB-2 filed with the SEC on July 14, 2000).
10.20             Consulting Agreement between the Company and Steven M. Krause dated as of June 12, 2000 (incorporated by reference to
                  Amendment No. 1 to the Company's Registration Statement on
                  Form SB-2 filed with the SEC on July 14, 2000).
10.21             Consulting Agreement dated as of April 1, 2000, between the
                  Company and The Del Mar Consulting Group, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the SEC on August 14, 2000).
10.22             Employment Agreement dated as of January 5, 2001, between the
                  Company and Michael E. Golden (incorporated by reference to the Schedule 13D filed by Michael E. Golden with the SEC on
                  March 12, 2001).
10.23             Severance Agreement dated September 19, 2000, between D. Carr
                  Moody and the Company. (incorporated by reference to the
                  Company's Annual Report on Form 10-KSB filed with the SEC on
                  March 20, 2001).
10.24             Amended and Restated Employment Letter Agreement dated
                  December 18, 2000, between the Company and David Spector.
10.25             Amended and Restated Employment Agreement dated December 23,
                  2000, between Paul T. Mannion, Jr., and the Company.
                  (incorporated by reference to the Company's Annual Report on
                  Form 10-KSB filed with the SEC on March 20, 2001).
10.26             Amended and Restated Employment Agreement dated December 23,
                  2000, between Andrew S. Reckles and the Company. (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 20, 2001).
10.27             Amended and Restated Employment Agreement dated December 23,
                  2000, between Vincent Sbarra and the Company. (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 20, 2001).
10.28             Employment Agreement dated as of January 5, 2001, between the
                  Company and Leonard J. Sokolow. (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 20, 2001).
10.29             Employment Agreement dated as of January 5, 2001, between the
                  Company and Timothy Mahoney. (incorporated by reference to the
                  Company's Annual Report on Form 10-KSB filed with the SEC on
                  March 20, 2001).
10.30             Options Cancellation Agreement dated January 1, 2001 by
                  Leonard J. Sokolow. (incorporated by reference to the
                  Company's Annual Report on Form 10-KSB filed with the SEC on
                  March 20, 2001).
10.31             Options Cancellation Agreement dated January 1, 2001 by
                  Timothy Mahoney. (incorporated by reference to the Company's
                  Annual Report on Form 10-KSB filed with the SEC on March 20,
                  2001).
21                List of Subsidiaries.
23                Consent of Ernst & Young LLP. (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 20, 2001).

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

                                 By:  /s/ Leonard J. Sokolow
                                         -----------------------
                                          Leonard J. Sokolow,
                                          Chief Executive Officer and President


Date: March 28, 2001

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT NO.        DESCRIPTION
-----------        -----------

    21             Subsidiaries of Registrant