Form 10QSB
period 2001-03-31
VFINANCE COM
filed 2001-05-15
CIK 890285

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


          For the transition period _____________ to _________________


                        Commission File Number 1-11454-03


                               vFINANCE.COM, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                         58-1974423
-------------------------------                  -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)


           3010 NORTH MILITARY TRAIL, SUITE 300, BOCA RATON, FL 33431
        -----------------------------------------------------------------
                    (Address of principal executive offices)


                                 (561) 981-1000
        -----------------------------------------------------------------
                           (Issuer's telephone number)



        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2001:

                                   22,432,178

Transitional Small Business Disclosure Format (Check one): Yes [ ];  No [X]

                                      INDEX
                               vFINANCE.COM, INC.


                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

Introductory Note                                                            2

Item 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets - December 31, 2000 and
  March 31, 2001 (Unaudited)                                                 3

Consolidated Statements of Operations for the three months
  ended March 31, 2000 and 2001 (Unaudited)                                  4

Consolidated Statements of Cash Flows for the three months
  ended March 31, 2000 and 2001 (Unaudited)                                  5

Notes to Consolidated Financial Statements (Unaudited)                       7


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                17


PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS                                                  19

Item 2.  CHANGES IN SECURITIES                                              19

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                    20

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                21

Item 5.  OTHER INFORMATION                                                  21

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   21

Signatures                                                                  22

                           FORWARD-LOOKING STATEMENTS

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

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for our management to predict all of such factors, nor can our management assess the impact of each such factor on the business or the extent to which and factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                              vFINANCE.COM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                                             December 31,        March 31,
                                                                                2000               2001
                                                                            ------------       ------------
Assets:
 Cash and cash equivalents                                                  $  5,454,071       $  4,147,686
 Due from clearing broker                                                             --          2,078,825
 Investments in trading securities                                               350,074          2,154,963
 Accounts receivable, net of allowance for doubtful
 accounts of $10,769 and $50,000, respectively                                   269,010            309,226
 Forgivable loans - employees, current portion                                        --            436,703
 Notes receivable - employees                                                    149,666            402,575
 Prepaid expenses and other current assets                                        62,041             94,887
                                                                            ------------       ------------
  Total Current Assets                                                         6,284,862          9,624,865
                                                                            ------------       ------------
Furniture and equipment, at cost:
 Furniture and equipment                                                         158,326          1,458,157
 Internal use software                                                           113,080            113,080
                                                                            ------------       ------------
                                                                                 271,406          1,571,236
Less accumulated depreciation                                                   (120,719)          (682,928)
                                                                            ------------       ------------
 Net furniture and equipment                                                     150,687            888,309
                                                                            ------------       ------------
Other Assets:
 Forgivable loans - employees                                                         --          1,143,552
 Deposits                                                                         14,647            493,316
 Goodwill, net of accumulated amortization
 of $16,324 and $166,672, respectively                                            17,624          9,138,813
 Deferred income tax asset                                                            --             97,484
 Other assets                                                                    204,024            103,497
                                                                            ------------       ------------
Total Assets                                                                $  6,671,844       $ 21,489,836
                                                                            ============       ============
Liabilities and Shareholders' Equity
Current Liabilities:
 Accounts payable and accrued liabilities                                   $    587,487       $  3,170,375
 Cash overdraft                                                                       --          2,221,196
 Securities sold, not yet purchased                                                   --            107,338
 Lines of credit                                                                      --            297,656
 Subordinated promissory notes                                                        --            650,000
 Notes payable, current portion                                                       --            218,554
 Capital lease obligations, current portion                                           --             33,414
 Other                                                                                --             21,647
                                                                            ------------       ------------
  Total Current Liabilities                                                      587,487          6,720,180
                                                                            ------------       ------------
Other Liabilities:
 Commitments and contingencies                                                        --            200,000
 Notes payable                                                                        --            600,873
 Capital lease obligations                                                            --             21,470
 Deferred income tax liabilities                                                      --            145,000

Shareholders' Equity:
 Preferred stock, $0.01 par value, 2,500,000 shares authorized;
  none and 172,500 issued and outstanding, respectively                               --              1,725
 Common stock, $0.01 par value, 25,000,000 shares authorized;
  14,982,178 and 22,432,178 shares issued and outstanding, respectively          149,822            224,322
 Additional paid-in-capital on preferred stock                                        --          1,723,275
 Additional paid-in-capital on common stock                                   12,441,008         19,739,183
 Deferred compensation                                                          (127,206)          (127,206)
 Accumulated deficit                                                          (4,212,499)        (5,592,218)
                                                                            ------------       ------------
                                                                               8,251,125         15,969,081
Less treasury stock                                                           (2,166,768)        (2,166,768)
                                                                            ------------       ------------
Total Shareholders' Equity                                                     6,084,357         13,802,313
                                                                            ------------       ------------
Total Liabilities and Shareholders' Equity                                  $  6,671,844       $ 21,489,836
                                                                            ============       ============


                               vFINANCE.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                       Three Months Ended March 31,
                                                      -----------------------------
                                                          2000              2001
                                                      -----------       -----------
Revenues:
 Commissions - agency                                 $        --       $ 1,938,929
 Commissions - principal                                       --         1,593,963
 Success fees                                             211,200         1,768,998
 Retainers                                                344,766           272,800
 Other                                                     69,453           313,921
                                                      -----------       -----------
Total revenues                                            625,419         5,888,611
                                                      -----------       -----------
Cost of revenues:
 Commissions                                                   --         2,112,741
 Clearing and transaction costs                                --           657,338
 Success                                                  185,943           651,977
 Retainers                                                 86,811            52,833
                                                      -----------       -----------
Gross profit                                              352,665         2,411,722
                                                      -----------       -----------
Other expenses:
 General and administrative                               216,136         2,282,931
 Loss on trading securities (net of gain on
  trading securities of $10,954)                               --            17,378
 Professional fees                                        125,614           330,316
 Provision for bad debts                                       --            50,000
 Unrealized loss on investments held for trading
  and stock purchase warrants (net of unrealized
  gain on trading securities of $160,000)                      --           794,755
 Depreciation and amortization                             10,507           351,295
 Cost of arbitration actions                                   --            80,574
 Deferrred compensation expense                         1,596,344                --
 Other                                                         --               250
                                                      -----------       -----------
Total other expenses                                    1,948,601         3,907,499
                                                      -----------       -----------
Loss from operations                                   (1,595,936)       (1,495,777)

Loss on sale of property                                       --            (2,108)
Interest and dividend income                                1,152           118,166
                                                      -----------       -----------
Net loss                                              $(1,594,784)      $(1,379,719)
                                                      ===========       ===========
Loss per share:
 Basic                                                $     (0.19)           $(0.07)
                                                      ===========       ===========
Weighted average number of common shares
 used in computing basic loss per share                 8,414,627       $19,934,299
                                                      ===========       ===========
 Diluted                                              $     (0.19)           $(0.07)
                                                      ===========       ===========
Weighted average number of common shares
 used in computing diluted loss per share               8,414,627        19,934,299
                                                      ===========       ===========


                               vFINANCE.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           Three Months Ended March 31,
                                                          -----------------------------
                                                              2000              2001
                                                          -----------       -----------
OPERATING ACTIVITIES

Net loss                                                  $(1,594,784)      $(1,379,719)

Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization                                  10,507           351,295
Bad debts                                                          --            50,000
Amounts forgiven under forgivable loans                            --           252,417
Repayment of notes receivable, employees                           --            92,445
Loss on sale of equipment                                          --             2,108
Unrealized loss on trading securities                              --           553,533
Unrealized gain on trading securities                              --           (56,000)
Unrealized loss on stock purchase warrants                         --             6,500
Loss on sale of trading securities                                 --            28,333
Repayment of notes receivable, employees                           --            92,445
Amortization of deferred compensation                       1,596,344                --
Changes in assets and liabilities:
 Due from clearing broker                                          --        (1,133,459)
 Securities owned, market value                                    --          (612,108)
 Accounts receivable                                          (59,533)           27,991
 Other current assets                                              --           109,685
 Other assets                                                 (11,916)         (339,342)
 Accounts payable and accrued liabilities                     303,031           (89,843)
 Advanced client costs                                         15,501                --
 Securities sold, not yet purchased                                --            70,582
 Deferred revenues                                             (7,063)               --
                                                          -----------       -----------
Net cash provided by (used in) operating avctivities          252,087        (1,970,838)

INVESTING ACTIVITIES
 Purchase of equipment                                        (21,650)         (184,650)
 Proceeds from sale of equipment                                   --            10,000
 Purchase of businesses                                            --        (1,233,335)
 Change in other assets                                            --          (151,869)
                                                          -----------       -----------
Net cash used in investing activities                         (21,650)       (1,495,114)

FINANCING ACTIVITIES
 Increase in line of credit                                                      63,504
 Payment of long-term debt                                                      (66,790)
 Payment of capital lease obligations                                            (8,343)
 Repayment of shareholders loans                                                (50,000)
 Distributions to partners                                   (160,000)               --
                                                          -----------       -----------
Net cash used in financing activities                        (160,000)          (61,629)

Increase (decrease) in cash and cash equivalents               70,437        (3,527,581)
Cash and cash equivalents at beginning of year                228,484         5,454,071
                                                          -----------       -----------
Cash and cash equivalents at end of period                $   298,921       $ 1,926,490
                                                          ===========       ===========


                               vFINANCE.COM, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                                                               Additional
                                                                                                                 Paid-in
                                                           Preferred Stock               Common Stock            Capital
                                                       ----------------------     -----------------------      ----------
                                                        Shares        Amount       Shares          Amount        Common
                                                       -------        -------     -------          ------      ----------
Balances at December 31, 1999                              --             --      9,099,400         90,994      5,097,410

Issuance of common shares in connection with
private placement (net of cash issuance costs
of $1,071,342 and non cash issuance costs
of $361,333)                                               --      2,333,334         23,334      5,905,324             --

Purchase of treasury stock                                 --             --             --             --             --

Issuance of common shares in connection with
services rendered                                          --             --        538,333          5,383      2,539,361

Change in per share fair value of common shares
under restricted stock performance plan
(First Tranche Shares)                                     --             --             --             --     (3,740,872)

Amortization of deferred compensation under
restricted stock performance plan
(First Tranche Shares)                                     --             --             --             --             --

Issuance of common shares under the restricted
stock performance plan (Second Tranche Shares)             --             --      3,011,111         30,111      7,498,667

Change in per share fair value of common
shares under restricted stock performance
plan (Second Tranche Shares)                               --             --             --             --     (4,987,665)

Rescission of common shares under the
restricted stock performance plan
(Second Tranche Shares)                                    --             --             --             --             --

Issuance of compensatory stock options
and stock purchase warrants                                --             --             --             --        128,783

Amortization of deferred compensation
(Second Tranche Shares)                                    --             --             --             --             --

Amortization of deferred compensation                      --             --             --             --             --

Net loss                                                   --             --             --             --             --

                                                      -------          -----     ----------        -------     ----------
Balances at December 31, 2000                              --             --     14,982,178        149,822     12,441,008

Issuance of shares in conjunction with acquistion
of NW Holdings, Inc.                                  172,500          1,725      1,700,000         17,000      1,697,750

Issuance of shares in conjunction with acquistion
of Colonial                                                --             --      5,750,000         57,500      5,600,425

Net loss                                                   --             --             --             --             --

                                                      -------          -----     ----------        -------     ----------
Balances at March 31, 2001                            172,500          1,725     22,432,178        224,322     19,739,183
                                                      =======          =====     ==========        =======     ==========





                                                        Additional
                                                          Paid-in
                                                          Capital
                                                        ----------     Deferred       Accumulated     Treasury      Shareholders'
                                                         Preferred   Compensation       Deficit         Stock           Equity
                                                        ----------   ------------     -----------     --------      ------------


Balances at December 31, 1999                                 --     (4,760,452)       (300,850)             --         127,102

Issuance of common shares in connection with
private placement (net of cash issuance costs
of $1,071,342 and non cash issuance costs
of $361,333)                                                  --             --              --       5,928,658

Purchase of treasury stock                                    --             --              --          (6,822)         (6,822)

Issuance of common shares in connection with
services rendered                                             --       (280,000)             --              --       2,264,744

Change in per share fair value of common shares
under restricted stock performance plan
(First Tranche Shares)                                        --      3,740,872              --              --              --

Amortization of deferred compensation under
restricted stock performance plan
(First Tranche Shares)                                        --        675,813              --              --         675,813

Issuance of common shares under the restricted
stock performance plan (Second Tranche Shares)                --     (7,528,778)             --              --              --

Change in per share fair value of common
shares under restricted stock performance
plan (Second Tranche Shares)                                  --      4,987,665              --              --              --

Rescission of common shares under the
restricted stock performance plan
(Second Tranche Shares)                                       --      2,159,946              --      (2,159,946)             --

Issuance of compensatory stock options
and stock purchase warrants                                   --       (128,783)             --              --              --

Amortization of deferred compensation
(Second Tranche Shares)                                       --        381,167              --              --         381,167

Amortization of deferred compensation                         --        625,344              --              --         625,344

Net loss                                                      --             --      (3,911,649)             --      (3,911,649)
                                                       ---------       --------      ----------      ----------      ----------
Balances at December 31, 2000                                 --       (127,206)     (4,212,499)     (2,166,768)      6,084,357

Issuance of shares in conjunction with acquistion
of NW Holdings, Inc.                                          --             --                              --       1,716,475

Issuance of shares in conjunction with acquistion
of Colonial                                            1,723,275             --                              --       7,381,200

Net loss                                                      --             --      (1,379,719)             --      (1,379,719)
                                                       ---------       --------      ----------      ----------      ----------
Balances at March 31, 2001                             1,723,275       (127,206)     (5,592,218)     (2,166,768)     13,802,313
                                                       =========       ========      ==========      ==========      ==========


                               vFinance.com, Inc.

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 2001



     1.   BASIS OF PRESENTATION

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

     Utilizing the Internet and other traditional communication mediums, our company generates income by providing our audience access to products and services that assist them in achieving their financial goals. Our company's business model is scalable as the website provides sales leads to our company's "bricks and mortar" businesses in the areas of investment banking, management consulting, brokerage and asset management. We provide these services through our wholly-owned operating subsidiaries, Colonial Direct Financial Group, Inc., First Level Capital, Inc., vFinance Holdings, Inc., Union Atlantic LC and Union Atlantic Capital, L.C.

     All significant intercompany balances and transactions have been eliminated. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position of the Company as of March 31, 2001 and of the results of operations for the periods presented have been eliminated. All adjustments are of a normal recurring nature, unless otherwise disclosed. The financial data at December 31, 2000 is derived from audited financial statements which are included in the Company's Form 10-KSB and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of the results for the full year.



     2.   ACQUISITIONS

     On January 4, 2001, the Company closed on the merger of Colonial Direct Financial Group, Inc. ("Colonial"), a Delaware corporation. All of the outstanding capital stock of Colonial was acquired. The acquisition was accounted for under the purchase method of accounting. The purchase price consisted of the issuance of 5,750,000 common shares of stock (of which 1,150,000 shares are in escrow for a period of six months subject to certain contingencies), the issuance of 625,000 stock options, the conversion of 490,000 stock options, the issuance of 585,000 common stock purchase warrants and the issuance of 172,500 preferred shares of stock for total consideration of $8,667,896.

     On January 4, 2001, the Company closed on the merger of NW Holdings, Inc. ("NWH"), a Florida corporation. All of the outstanding capital stock of NWH was acquired. The acquisition was accounted for under the purchase method of accounting. The purchase price consisted of the issuance of 1,700,000 common shares of stock of which 500,000 shares are in escrow for a period of six months subject to certain restrictions, the issuance of 575,000 stock options and cash of $1,000,000 for total consideration of $2,715,750.

                               vFinance.com, Inc.

                                 March 31, 2001



     2.   ACQUISITIONS (CONTINUED)

     The following unaudited pro forma condensed financial information reflects the results of operations and assets of the Company, Colonial and NWH as if the transactions had taken place on January 1, 2000. Such proforma information includes adjustments to interest expense; changes in depreciation of property, plant and equipment; and goodwill amortization relating to the allocation of the purchase price. This unaudited pro forma information does not purport to be indicative of the consolidated results of operations or financial position of the combined entities if the transaction had been consummated on the date indicated.


                                 Three Months Ended March 31,
                              -------------------------------
                                   2000               2001
                              ------------       ------------

        Revenues              $ 10,102,720       $  5,888,611

        Net loss              $  1,234,221       $  1,379,719

        Loss per share        $      (0.08)      $      (0.07)

        Total assets          $ 14,389,628       $ 21,489,836




     3.   DESCRIPTION OF BUSINESS

     First Colonial Securities Group, Inc. ("FCOL"), the principal operating subsidiary of Colonial Direct Financial Group, Inc., is a full service securities firm that has served the investment community since 1990 and is engaged in securities brokerage, investment banking, securities trading and other related financial services activities. First Colonial Securities Group, Inc.'s clientele is primarily composed of high net worth individuals throughout the United States and small to mid-sized institutions (such as hedge funds, money managers, mutual funds and pension funds). First Colonial Securities Group, Inc. also maintains a sales department of seasoned financial consultants, a research department and an equity syndicate department. First Colonial Securities Group, Inc. conducts its securities business out of 13 offices, two of which are corporate owned and from which the vast majority of its securities business is generated. First Colonial Securities Group, Inc.'s remaining offices are operated under operating agreements with independent contractors. First Colonial Securities Group, Inc. is registered as a broker-dealer with the SEC and is a member of the NASD. On March 2, 2001, the NASD approved the change of control of First Colonial Securities Group, Inc. as a result of our acquisition of Colonial Direct Financial Group, Inc.

     Colonial Direct Retirement Services, Inc., a wholly owned subsidiary of Colonial Direct Financial Group, Inc., is a third party administrator of employee benefits and retirement plans and provides plan design, implementation and consulting, communication to employees, ongoing administration and compliance testing and offers expert technical advice. Colonial Direct Retirement Services, Inc.'s pension business is comprised of three main areas: the legal and design area of setting up the formalized qualified plans and configuring a plan to meet the specific needs of the client, the annual administration of the plan (including required governmental compliance), and the financial management of the plan itself. The full range of retirement plans available include: ESOPs, 401(k) plans, Profit Sharing and Defined Benefit Pension plans and Cafeteria plans.

                               vFinance.com, Inc.

                                 March 31, 2001



     3.   DESCRIPTION OF BUSINESS (CONTINUED)

     First Level Capital, Inc. ("LVL") provides investment banking services to small and medium sized companies and retail brokerage services to companies, financial institutions and high net worth investors. First Level Capital, Inc. is licensed to conduct activities as a broker-dealer in 49 states and has offices in New York, New Jersey and Florida. First Level Capital, Inc. commenced operations in 1998 and is registered as a broker-dealer with the SEC, a member of the NASD and a market maker in more than 100 U.S. securities.

     vFinance Holdings, Inc. ("vFin") a Florida corporation, operates a branded Investment Banking Channel on the Web located at www.vfinance.com. The website is focused on providing business development tools, information, products and services to assist entrepreneurs and executives of small and medium sized enterprises to organize and grow their businesses. The website provides the small or medium business executive or entrepreneur with access to financing sources, ancillary service providers and information about the venture capital industry in general.

     Union Atlantic LC ("UAL") is a management consulting firm which has been in operation for five years and provides corporations and high net worth individuals with management consulting services for the purpose of expediting corporate development. Union Atlantic LC works with senior management in assessing market conditions, and evaluating the client's assets (tangible and intangible) and its operational capabilities. Union Atlantic LC then identifies alternative strategies, establishes a process to build consensus and creates a strategy for effectively implementing change. All of this is formalized in a report that serves as a tactical tool to ensure communication and consistency in planning and coordination of efforts. Union Atlantic LC specializes in the technology and healthcare markets.

     Union Atlantic Capital, L.C. ("UAC") is a two-year old investment banking firm and is a broker-dealer registered with the SEC, a member of the NASD and registered as a broker-dealer in 14 states. It operates primarily from its headquarters in Boca Raton, Florida, as well as one branch office located in Atlanta, Georgia. Union Atlantic Capital, L.C. provides a range of investment banking services with an emphasis on private placements of both debt and equity securities with institutional investors and merger and acquisition advisory services. Union Atlantic Capital, L.C. also performs market research, valuations, offering memoranda and fairness opinions.

     FCOL, LVL, UAL and UAC earn revenue from consulting fees and success fees. Consulting fees are deferred when received and recognized when services are rendered, generally over the life of an agreement. Success fees are agreed upon amounts based on the percentage of the total value of a transaction and are contingent on the successful completion of a specified transaction. These fees are recognized at the completion of the private placement, per the terms of the contracts. The Company does not require collateral from its customers. Revenues are not concentrated in any particular region of the country or with any individual or group.

                               vFinance.com, Inc.

                                 March 31, 2001



     3.   DESCRIPTION OF BUSINESS (CONTINUED)

     FCOL, LVL and UAC periodically receive equity instruments and stock purchase warrants from companies as part of their compensation for investment banking services. Primarily all of the equity instruments are received from small public companies. Such stock purchase warrants are considered derivatives. The Company adopted Financial Accounting Standards Board Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, ("SFAS No. 133") on January 1, 2000. The Company recognizes revenue for such equity instruments based on the fair value of the stock and for stock purchase warrants based on the Black-Scholes valuation model. On a monthly basis, the Company recognizes unrealized gains or losses in the statement of operations based on changes in the value of the equity instruments and stock purchase warrants. Realized gains or losses are recognized in the statement of operations when the related investments are exercised and sold. For the three months ended March 31, 2001, FCOL, LVL and UAC recognized $1,579,415 in revenue in connection with the receipt of such investments. For the three months ended March 31, 2001, FCOL, LVL and UAC recorded net realized losses of $21,033 and net unrealized losses of $560,033 in connection with changes in the value of such investments.

     Occasionally, FCOL, LVL and UAC receive securities in private companies with no readily available market value. Equity interests and warrants for which there is not a public market are valued based on factors such as significant equity financing by sophisticated, unrelated new investors, history of positive cash flow from operations, the market value of comparable publicly traded companies (discounted for illiquidity) and other pertinent factors. Management also considers recent offers to purchase a portfolio company's securities and the filings of registration statements in connection with a portfolio company's initial public offering when valuing warrants.

     The Company's policy is to periodically distribute proceeds from the sale of equity instruments and stock purchase warrants to its employees. Accordingly, unrealized gains or losses related to such investments held by FCOL, LVL and UAC at each period also impact compensation expense and accrued compensation. Accrued payroll at March 31, 2001 attributed to these investments aggregating $613,840 is based on the amount of the instrument or warrant held by the Company at March 31, 2001.

     As of March 31, 2001, certain transactions in process may result in the Company receiving equity instruments or stock purchase warrants in subsequent periods as discussed above. In such event, the Company will recognize revenue related to the receipt of such equity instruments consistent with the aforementioned policies. In addition, the Company would also record compensation expense at fair value related to the distribution of some or all of such equity instruments to employees or independent contractors involved with the related transaction.

     vFin sells two types of listings to its website: (i) perpetual listings to venture capital vendors, who are interested in providing services to other companies or individuals; and (ii) three-month listings to entrepreneurs who have new business ideas to sell. Revenue related to the listings is generally recognized over the terms of such listings. vFin's revenues are concentrated primarily in the United States but are not concentrated in any particular region of the country or with any individual or group. Fees related to such listings are included in "other fees" in the statements of operations for the three months ended March 31, 2001 and 2000.

     Primarily all listing sales are consummated using an on-line credit card processing service, which performs routine credit verification. vFin does not require collateral and receives payment directly from the credit card company. While there is potential for credit losses, credit losses have not been significant.

                               vFinance.com, Inc.

                                 March 31, 2001



     4.   STOCKHOLDER'S EQUITY

     The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations in accounting for its employees stock options and employee stock purchase warrants because the alternative fair value accounting provided for under State of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION ("SFAS 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, as permitted, if the exercise price of the Company's employee stock options or stock purchase warrants equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded.

     On June 1, 2000, the Company granted to each of Leonard J. Sokolow, President and Chief Executive Officer, and Timothy Mahoney, Chairman of the Board of Directors and Chief Operating Officer, 500,000 stock options in connection with certain stock option agreements that were part of their respective employment agreements. The stock options were granted at an exercise price of $5.85 (120% of fair market value on the date of grant) and were exercisable over a three-year period, beginning on June 1, 2000. On January 1, 2001, the two officers forfeited the 1,000,000 options by signing an Options Cancellation Agreement with the Company. No compensation expense was recognized related to these stock options in the three months ended March 31, 2001.

     In connection with the Colonial Direct Financial Group, Inc. merger on January 4, 2001, the Company granted 625,000 options to certain employees, converted certain Colonial options into 490,000 options of the Company and issued 585,000 warrants to certain individuals. The options and warrants were issued at an exercise price of $2.25 and are exercisable over a four-year period, beginning on January 4, 2002.

     In connection with the NW Holdings, Inc. merger on January 4, 2001, the Company granted 575,000 options to certain employees. The options were granted at an exercise price of $2.25 and are exercisable over a four-year period, beginning on January 4, 2002.

     A summary of the stock option activity for the three months ended March 31, 2001 is as follows:

                                                 Weighted Average                             Exercise Price
                                                  Exrcise Price       Number of Shares          Per Option
                                                 ----------------     ----------------        --------------

        Outstanding options at December 31, 2000      $ 4.30              3,160,000             $1.00 - $6.00
           Granted                                    $ 1.07              6,996,140             $0.66 - $2.25
           Canceled                                   $ 5.40             (1,141,272)            $2.25 - $5.85
                                                                      -------------
        Outstanding options at March 31, 2001                             9,014,868
                                                                      =============



                               vFinance.com, Inc.

                                 March 31, 2001



4.   STOCKHOLDER'S EQUITY (CONTINUED)

     A summary of the stock purchase warrant activity for the three months ended March 31, 2001 is as follows:

                                                                    Weighted Average                             Exercise Price
                                                                     Exercise Price      Number of Shares          Per Warrant
                                                                     --------------      ----------------        ---------------

        Outstanding warrants at December 31, 2000                          $5.81               1,129,999          $2.50 - $7.20
           Granted                                                         $2.25                 585,000              $2.25
                                                                                           -------------
        Outstanding warrants at March 31, 2001                                                 1,714,999
                                                                                           =============



     The following table summarizes information concerning stock options outstanding at March 31, 2001:

          Weighted Average         Number
            Exercise Price       Outstanding
          ----------------       -----------

                  0.66            3,011,111
                  0.63            1,525,000
                  1.00              920,000
                  1.05               20,000
                  2.25            1,748,757
                  2.50               75,000
                  3.00              210,000
                  3.15              400,000
                  3.25              100,000
                  3.75               20,000
                  4.00              220,000
                  4.13               30,000
                  4.25               75,000
                  4.50                5,000
                  4.95              300,000
                  5.00              290,000
                  5.63               50,000
                  6.00               15,000
                                 -----------
                                  9,014,868
                                 ===========
                               vFinance.com, Inc.

                                 March 31, 2001



4.   STOCKHOLDER'S EQUITY (CONTINUED)

     The following table summarizes information concerning stock purchase warrants outstanding at March 31, 2001:

           Weighted Average                Number
            Exercise Price               Outstanding
           ----------------              -----------

                 2.25                       585,000
                 2.50                       300,000
                 6.00                       129,999
                 7.20                       700,000
                                         -----------
                                          1,714,999
                                        ============
                               vFinance.com, Inc.

                                 March 31, 2001



     5.   EARNINGS PER SHARE

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

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts) for the three months ended March 31, 2000 and 2001:

                                                Three Months Ended,
                                          --------------------------------
                                              2000               2001
                                          ------------       ------------
Numerator:
 Net loss                                 $ (1,594,784)      $ (1,379,719)
                                          ============       ============

Denominator:
 Denominator for basic earnings
 per share-weighted average shares           8,414,627         19,934,299

Effect of dilutive securities:
 Options                                            --                 --
 Warrants                                           --                 --
                                          ------------       ------------
Dilutive potential common shares                    --                 --
                                          ------------       ------------
Denominator for diluted earnings
 per share-adjusted weighted average
 shares                                      8,414,627         19,934,299
                                          ============       ============

Basic loss per share                      $       (.19)           $(0.07)
                                          ============       ============

Diluted loss per share                    $       (.19)           $(0.07)
                                          ============       ============
                               vFinance.com, Inc.

                                 March 31, 2001



     6.   COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings and claims that have arisen in the ordinary course of business. Although occasional adverse decisions or settlements may occur, it is the opinion of the Company's management, based upon information available at this time, that the expected outcome of these matters, individually or in the aggregate, would not reasonably be expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries taken as a whole.

     7.  SEGMENT INFORMATION

     The Company's operations consist of four principal business segments: brokerage, investment banking, corporate and other. The brokerage segment provides retail brokerage services to customers throughout the United States, the investment banking segment provides services with an emphasis on private placements of both debt and equity securities with institutional investors and merger and acquisition advisory services. The investment banking segment also performs market research, equity syndication, valuations, offering memoranda and fairness opinions. The corporate segment provides corporate and management support to the other segments. The other segment provides business development tools, information, products and services to assist entrepreneurs and executives of small and medium sized enterprises to organize and grow their business. Also, it provides corporations and high net worth individuals with management consulting services for the purpose of expediting corporate development. Operating income or loss includes all costs and expenses directly related to the segment involved.


                                               For the three months ended,
                                                     March 31, 2001
                                          ------------------------------------
                                              2000                     2001
                                           ------------            ------------
Revenues:
     Brokerage                             $          0            $  3,697,519
     Investment banking                         211,200               1,768,998
     Other                                      414,219                 422,094
                                           ------------            ------------

Total revenue                              $    625,419            $  5,888,611
                                           ============            ============

Income (loss) from operations:
     Brokerage                             $          0            $   (661,866)
     Investment banking                           5,594                 123,855
     Corporate                               (1,713,526)               (925,866)
     Other                                      111,996                 (31,899)
                                           ------------            ------------

Total income (loss) from operations        $ (1,595,936)           $ (1,495,777)
                                           ============            ============

Assets:
     Brokerage                             $          0            $  7,038,009
     Investment banking                         180,156               1,443,867
     Corporate                                3,356,266              12,902,290
     Other                                      412,726                 105,670
                                           ------------            ------------

Total assets                               $  3,949,148            $ 21,489,836
                                           ============            ============
                               vFinance.com, Inc.

                                 March 31, 2001



     8.  NET CAPITAL AND RESERVE REQUIREMENTS

     The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires the maintenance of minimal net capital and requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. As of March 31, 2001, the net capital positions of the Company's broker-dealer subsidiaries were as follows:




                                                            March 31, 2001
                                                            --------------
      First Colonial Securities Group, Inc.
          Ratio of aggregate indebtedness to net capital          7.79%
          Net capital                                         $251,337
          Required net capital                                $250,000

      First Level Capital, Inc.
          Ratio of aggregate indebtedness to net capital          0.52%
          Net capital                                         $403,657
          Required net capital                                $100,000

      Union Atlantic Capital, L.C
          Ratio of aggregate indebtedness to net capital          0.00%
          Net capital                                         $347,867
          Required net capital                                $  5,000


     First Colonial Securities Group, Inc., First Level Capital, Inc. and Union Atlantic Capital, L.C. are exempt from the provisions of Rule 15c3-3, since they clear all transactions with and for customers on a fully-disclosed basis with clearing brokers.

     Additionally, pursuant to Rule 15c3-1, all the firms must notify and obtain approval from the National Association of Securities Dealers, Inc. for any advances or loans to any other affiliate, if any such advances or loans would exceed in the aggregate, in any 30 calendar day period, 30% of that company's excess net capital or $500,000. Rule 15c3-1 also provides that capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits or 120% of the minimum net capital required by rule.


     9.  SUBSEQUENT EVENTS

     On May 2, 2001, the Company, Colonial, vFinance Investments, Inc., a New Jersey corporation and formerly known as First Colonial Securities Group, Inc. ("Investments"), vFinance Investments Holdings, Inc., a Florida corporation and a newly formed wholly owned subsidiary of the Company ("Holdings"), and LVL, entered into an Agreement and Plan of Merger whereby
     (i) LVL would become a wholly owned subsidiary of Holdings after the Company transfers all of the capital stock of LVL to Holdings, (ii) Holdings would acquire all the issued and outstanding capital stock of Investments from Colonial in exchange for Holding's assumption of loans in the aggregate amount of $856,000 made by the Company to Colonial, (iii) Investments would be merged with and into LVL, and (iv) the name of First Level would be changed to vFinance Investments, Inc.

     On May 3, 2001, First Colonial Securities Group, Inc. changed its name to vFinance Investments, Inc.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS


    QUARTER ENDED MARCH 31, 2001 COMPARED TO THE QUARTER ENDED MARCH 31, 2000


STATEMENTS OF OPERATIONS

Operating revenues were $5,888,611 for the quarter ended March 31, 2001, as compared to $625,419 for the quarter ended March 31, 2000, an increase of $5,263,192, or 842%. The increase was primarily a result of the Colonial and NWH mergers, which were each consummated on January 4, 2001. In addition, success fee revenue was $1,768,998 for the quarter ended March 31, 2001 as compared to $211,200 for the same period in 2000. The increase is attributed to closing a greater number of investment banking transactions in the quarter ended March 31, 2001 versus March 31, 2000.

Cost of revenues was $3,474,889 for the quarter ended March 31, 2001, as compared to $272,754 for the quarter ended March 31, 2000, an increase of $3,202,135. The increase in cost of revenues is primarily attributed to the Colonial and NWH mergers.

General and administrative expenses were $2,282,931 for the quarter ended March 31, 2001, as compared to $226,643 for the quarter ended March 31, 2000, an increase of $2,056,288. The increase was primarily due to a greater volume and amount of expenses from the mergers with Colonial and NWH.

Professional fees were $330,316 for the quarter ended March 31, 2001, as compared to $125,614 for the quarter ended March 31, 2000, an increase of $204,702. The increase was primarily due to an increase in legal and accounting fees in association with the preparation of various regulatory filings.

The provision for bad debts was $50,000 for the quarter ended March 31, 2001, as compared to no provision for bad debts for the quarter ended March 31, 2000. The Company provides for credit losses at the time it believes accounts receivable may not be collectible. Such evaluation is made and recorded on a monthly basis. Credit losses have not exceeded management's expectations.

The unrealized loss on investments held for trading and stock purchase warrants was $794,755 for the quarter ended March 31, 2001, whereas there were none for the quarter ended March 31, 2000. The increase was primarily due to a decrease in the market value of certain investments held by the Company in conjunction with equity instruments received from various investment banking clients.

Depreciation and amortization was $351,295 for the quarter ended March 31, 2001, as compared to $10,507 for the quarter ended March 31, 2000, an increase of $340,788. The increase was primarily due to goodwill amortization expense of $166,672 in connection with the Colonial and NWH mergers and amortization of employee forgivable loans of $136,430 in the quarter ended March 31, 2001 versus none in the quarter ended March 31, 2000.

Cost of arbitration actions was $80,574 for the quarter ended March 31, 2001, as compared to none for the quarter ended March 31, 2000. The increase was primarily due to certain costs borne by the Company's wholly-owned broker-dealer subsidiary, First Colonial Securities Group, Inc. in connection with settling certain litigious matters in the quarter ended March 31, 2001.

Deferred compensation expense was none for the quarter ended March 31, 2001, as compared to $1,596,344 for the quarter ended March 31,2000. The decrease was primarily a result of certain deferred compensation being fully amortized.

Interest and dividend income was $118,166 for the quarter ended March 31, 2001, as compared to $1,152 for the quarter ended March 31, 2000, an increase of $117,014. This increase relates to proceeds earned on the Company's cash and cash equivalents held with various financial institutions.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

The Company had $1,926,490 of cash and cash equivalents at March 31, 2001. For the quarter ended March 31, 2001, net cash used in operating activities was ($1,970,838) as compared to net cash provided by operating activities of $252,087 for the quarter ended March 31, 2000. Net cash used in operating activities for the quarter ended March 31, 2001 primarily resulted from the Company's net loss of $1,379,719 and an increase in other assets of $339,342, whereas net cash provided by operating activities for the quarter ended March 31, 2000 primarily related to an increase in accounts payable and accrued liabilities of $303,031.

Net cash used in investing activities was $1,495,114 for the quarter ended March 31, 2001, as compared to $21,650 for the quarter ended March 31, 2000. In the quarter ended March 31, 2001, net cash used in investing activities primarily related to $1,052,683 in cash paid to certain shareholders of the Colonial and NWH mergers and the purchase of $212,355 of equipment. In the quarter ended March 31, 2000 net cash used in investing activities primarily related to the purchase of equipment.

Net cash used in financing activities was $61,629 for the quarter ended March 31, 2001, as compared to $160,000 for the quarter ended March 31, 2000. Such uses primarily related to the payment of certain debt obligations and distributions to partners of the Company, respectively.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     Reference is made to Item 3. "Legal Proceedings" in the Form 10-KSB/A for the year ended December 31, 2000 for the Company.

Item 2.  CHANGES IN SECURITIES

         Merger with NW Holdings, Inc.

     On January 4, 2001, the Company entered into an Agreement and Plan of Merger (the "NWH Merger Agreement") with NW Holdings, Inc. ("NWH"), and the seven holders ("Sellers") of all issued and outstanding shares of common stock of NWH ("NWH Common Stock"). The closing of the transactions occurred on January 4, 2001 (the "NWH Merger Closing Date"). Pursuant to the terms of the NWH Merger Agreement, NWH was merged into the Company (the "NWH Merger"). The Company was the surviving corporation.

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

     Pursuant to the NWH Merger Agreement, the Company allocated, in its own discretion, an aggregate of 260,000 options to key personnel (excluding Sellers) of First Level Capital Inc., a wholly-owned subsidiary of NWH, after the NWH Merger Closing Date, to acquire shares of Company Common Stock at $2.25 per share upon such terms and conditions set forth in the NWH Merger Agreement. The holders of the shares of Company Common Stock underlying the options were granted certain piggyback registration rights with respect to those shares of Company Common Stock.

     The securities issued to the security holders of NWH were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         Merger with Colonial Direct Financial Group, Inc.

     On January 4, 2001, the Company entered into an Agreement and Plan of Merger (the "Colonial Merger Agreement") with Colonial Acquisition Corp., a wholly-owned subsidiary of the Company ("Acquisition Sub"), Colonial Direct Financial Group, Inc. ("Colonial"), and Michael Golden and Ben Lichtenberg, constituting the holders of a majority of the issued and outstanding shares of common stock of Colonial ("Majority Shareholders" and together with the other 86 holders of the issued and outstanding shares of common stock of Colonial, the "Shareholders"). The closing of the transaction occurred on January 4, 2001 (the "Colonial Merger Closing Date"). Pursuant to the terms of the Colonial Merger Agreement, Acquisition Sub was merged ("Colonial Merger") into Colonial. Colonial was the surviving corporation and one of our wholly-owned subsidiaries. Under the Colonial Merger Agreement, each share of capital stock of the Acquisition Sub issued and outstanding immediately prior to the time the Colonial Merger became effective ("Effective Time") was converted into and became one fully paid and nonassessable share of common stock of Colonial ("Colonial Common Stock").

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

     Furthermore, 884,042 outstanding options ("Colonial Options") to purchase shares of Colonial Common Stock, at exercise prices ranging from $3.35 to $7.00 per share, were converted into 490,029 options ("Company Option") to acquire Company Common Stock, at an exercise price of $2.25 per share, on the same terms and conditions as were applicable under the Colonial Options (including vesting); provided, however, that any unvested Colonial Options will be deemed to vest ratably over four years, commencing at the Effective Time. In addition, the Company granted to (A) (i) investors who participated in Colonial's private placement of securities, which closed in January 2000, (ii) certain individuals who provided bridge loans to Colonial, and (iii) certain other individuals warrants to purchase an aggregate of 585,000 shares of the Company Common Stock and (B) to certain key employees of Colonial 625,000 stock options to purchase the Company Common Stock, of which 400,000 were granted to Michael Golden during the first quarter of 2001 and rescinded on April 2, 2001. The stock options and warrants granted by the Company have an exercise price of $2.25 per share.

     In addition, pursuant to the terms of the Colonial Merger Agreement, $500,000 in principal amount of the loans extended by Michael Golden to Colonial or any affiliate of Colonial were converted into 50,000 shares of Series B Convertible Preferred Stock of the Company ("Company Series B Preferred Stock"). Among other things, the Company Series B Preferred Stock carry a 7% dividend yield are redeemable at the option of the holder thereof upon a third party equity investment in the Company yielding proceeds (net of commissions and direct expenses) of a minimum of $500,000.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Item 5.  OTHER INFORMATION

     On April 2, 2001, Michael E. Golden, the former President of First Colonial Securities Group, Inc. and a minority shareholder in the Company, was terminated by the Board of Directors of the Company. Resuming the role of President is Marc N. Siegel, who is also a minority shareholder in the Company.

     On May 2, 2001, the Company, Colonial Direct Financial Group, Inc., a Delaware corporation ("Colonial Direct"), vFinance Investments, Inc., a New Jersey corporation and formerly known as First Colonial Securities Group, Inc. ("Investments"), vFinance Investments Holdings, Inc., a Florida corporation and a newly formed wholly owned subsidiary of the Company ("Holdings"), and First Level Capital, Inc., a Florida corporation ("First Level"), entered into an Agreement and Plan of Merger whereby (i) First Level would become a wholly owned subsidiary of Holdings after the Company transfers all of the capital stock of First Level to Holdings, (ii) Holdings would acquire all the issued and outstanding capital stock of Investments from Colonial Direct in exchange for Holding's assumption of loans in the aggregate amount of $856,000 made by the Company to Colonial Direct, (iii) Investments would be merged with and into First Level, and
     (iv) the name of First Level would be changed to vFinance Investments, Inc.

     On May 3, 2001, First Colonial Securities Group, Inc. changed its name to vFinance Investments, Inc.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         2.1 Agreement and Plan of Merger dated as of May 2, 2001, by and among the Company, Colonial Direct Financial Group, Inc., vFinance Investments, Inc., vFinance Investments Holdings, Inc., and First Level Capital, Inc. The exhibits and schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-B promulgated under the Securities Act of 1933, as amended. Upon the request of the Securities and Exchange Commission, the Company shall furnish supplementally to the Securities and Exchange Commission a copy of any of the omitted exhibits and schedules to the Agreement and Plan of Merger.

(b)      Reports on Form 8-K

         A Current Report on Form 8-K dated January 4, 2001 was filed with the Securities and Exchange Commission on January 17, 2001 by the Company reporting two events under Item 2. "Acquisitions"

         A Current Report on Form 8-K/A dated January 4, 2001 was filed with the Securities and Exchange Commission on March 20, 2001 by the Company providing financial statements required under Item 7. Financial Statements.

         A Current Report on Form 8-K/A-2 dated January 4, 2001 was filed with the Securities and Exchange Commission on March 22, 2001 by the Company providing financial statements required under Item 7. Financial Statements.

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

         Signature                                 Title                                     Date
         ---------                                 -----                                     ----

By: /s/ Leonard J. Sokolow          Chief Executive Officer and President                 May 15, 2001
    -------------------------       (Principal Executive Officer)
    Leonard J. Sokolow

By: /s/ D. Carr Moody               Chief Financial Officer and Secretary                 May 15, 2001
    -------------------------       (Principal Financial and Chief Accounting
    D. Carr Moody                   Officer)

