Form 10QSB/A
period 2001-03-31
VFINANCE COM
filed 2001-05-22
CIK 890285

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

                              vFINANCE.COM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                                             December 31,        March 31,
                                                                                2000               2001
                                                                            ------------       ------------
Assets:
 Cash and cash equivalents                                                  $  5,454,071       $  4,147,686
 Due from clearing broker                                                             --          2,078,825
 Investments in trading securities                                               350,074          2,154,963
 Accounts receivable, net of allowance for doubtful
 accounts of $10,769 and $50,000, respectively                                   269,010            309,226
 Forgivable loans - employees, current portion                                        --            436,703
 Notes receivable - employees                                                    149,666            402,575
 Prepaid expenses and other current assets                                        62,041             94,887
                                                                            ------------       ------------
  Total Current Assets                                                         6,284,862          9,624,865
                                                                            ------------       ------------
Furniture and equipment, at cost:
 Furniture and equipment                                                         158,326          1,458,157
 Internal use software                                                           113,080            113,080
                                                                            ------------       ------------
                                                                                 271,406          1,571,237
Less accumulated depreciation                                                   (120,719)          (682,928)
                                                                            ------------       ------------
 Net furniture and equipment                                                     150,687            888,309
                                                                            ------------       ------------
Other Assets:
 Forgivable loans - employees                                                         --          1,143,552
 Deposits                                                                         14,647            493,316
 Goodwill, net of accumulated amortization
 of $16,324 and $166,672, respectively                                            17,624          9,138,813
 Deferred income tax asset                                                            --             97,484
 Other assets                                                                    204,024            103,497
                                                                            ------------       ------------
Total Assets                                                                $  6,671,844       $ 21,489,836
                                                                            ============       ============
Liabilities and Shareholders' Equity
Current Liabilities:
 Accounts payable and accrued liabilities                                   $    587,487       $  3,170,375
 Cash overdraft                                                                       --          2,221,196
 Securities sold, not yet purchased                                                   --            107,338
 Lines of credit                                                                      --            297,656
 Subordinated promissory notes                                                        --            650,000
 Notes payable, current portion                                                       --            218,554
 Capital lease obligations, current portion                                           --             33,414
 Other                                                                                --             21,647
                                                                            ------------       ------------
  Total Current Liabilities                                                      587,487          6,720,180
                                                                            ------------       ------------
Other Liabilities:
 Commitments and contingencies                                                        --            200,000
 Notes payable                                                                        --            600,873
 Capital lease obligations                                                            --             21,470
 Deferred income tax liabilities                                                      --            145,000

Shareholders' Equity:
 Preferred stock, $0.01 par value, 2,500,000 shares authorized;
  none and 172,500 issued and outstanding, respectively                               --              1,725
 Common stock, $0.01 par value, 25,000,000 shares authorized;
  14,982,178 and 22,432,178 shares issued and outstanding, respectively          149,822            224,322
 Additional paid-in-capital on preferred stock                                        --          1,723,275
 Additional paid-in-capital on common stock                                   12,441,008         19,739,183
 Deferred compensation                                                          (127,206)          (127,206)
 Accumulated deficit                                                          (4,212,499)        (5,592,218)
                                                                            ------------       ------------
                                                                               8,251,125         15,969,081
Less treasury stock                                                           (2,166,768)        (2,166,768)
                                                                            ------------       ------------
Total Shareholders' Equity                                                     6,084,357         13,802,313
                                                                            ------------       ------------
Total Liabilities and Shareholders' Equity                                  $  6,671,844       $ 21,489,836
                                                                            ============       ============


               This report should be read in conjunction with the
              Notes to Condensed Consolidated Financial Statements
                               vFINANCE.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                       Three Months Ended March 31,
                                                      -----------------------------
                                                          2000              2001
                                                      -----------       -----------
Revenues:
 Commissions - agency                                 $        --       $ 1,938,929
 Commissions - principal                                       --         1,593,963
 Success fees                                             211,200         1,768,998
 Retainers                                                344,766           272,800
 Other                                                     69,453           313,921
                                                      -----------       -----------
Total revenues                                            625,419         5,888,611
                                                      -----------       -----------
Cost of revenues:
 Commissions                                                   --         2,112,741
 Clearing and transaction costs                                --           657,338
 Success                                                  185,943           651,977
 Retainers                                                 86,811            52,833
                                                      -----------       -----------
Gross profit                                              352,665         2,413,722
                                                      -----------       -----------
Other expenses:
 General and administrative                               216,136         2,282,931
 Loss on trading securities (net of gain on
  trading securities of $10,954)                               --            17,378
 Professional fees                                        125,614           332,316
 Provision for bad debts                                       --            50,000
 Unrealized loss on investments held for trading
  and stock purchase warrants (net of unrealized
  gain on trading securities of $106,000)                      --           794,755
 Depreciation and amortization                             10,507           351,295
 Cost of arbitration actions                                   --            80,574
 Deferrred compensation expense                         1,596,344                --
 Other                                                         --               250
                                                      -----------       -----------
Total other expenses                                    1,948,601         3,909,499
                                                      -----------       -----------
Loss from operations                                   (1,595,936)       (1,495,777)

Loss on sale of property                                       --            (2,108)
Interest and dividend income                                1,152           118,166
                                                      -----------       -----------
Net loss                                              $(1,594,784)      $(1,379,719)
                                                      ===========       ===========
Loss per share:
 Basic                                                $     (0.19)           $(0.07)
                                                      ===========       ===========
Weighted average number of common shares
 used in computing basic loss per share                 8,414,627        19,934,299
                                                      ===========       ===========
 Diluted                                              $     (0.19)           $(0.07)
                                                      ===========       ===========
Weighted average number of common shares
 used in computing diluted loss per share               8,414,627        19,934,299
                                                      ===========       ===========


               This report should be read in conjunction with the
              Notes to Condensed Consolidated Financial Statements
                               vFINANCE.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           Three Months Ended March 31,
                                                          -----------------------------
                                                              2000              2001
                                                          -----------       -----------
OPERATING ACTIVITIES

Net loss                                                  $(1,594,784)      $(1,379,719)

Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization                                  10,507           351,295
Bad debts                                                          --            50,000
Amounts forgiven under forgivable loans                            --           252,417
Loss on sale of equipment                                          --             2,108
Unrealized loss on trading securities                              --           553,533
Unrealized gain on trading securities                              --           (56,000)
Unrealized loss on stock purchase warrants                         --             6,500
Loss on sale of trading securities                                 --            28,333
Repayment of notes receivable, employees                           --            92,445
Amortization of deferred compensation                       1,596,344                --
Changes in assets and liabilities:
 Due from clearing broker                                          --        (1,133,459)
 Securities owned, market value                                    --          (452,624)
 Accounts receivable                                          (59,533)           27,991
 Other current assets                                              --           109,685
 Other assets                                                 (11,916)         (339,342)
 Accounts payable and accrued liabilities                     303,031           (89,843)
 Advanced client costs                                         15,501                --
 Securities sold, not yet purchased                                --            70,582
 Deferred revenues                                             (7,063)               --
                                                          -----------       -----------
Net cash provided by (used in) operating avctivities          252,087        (1,906,098)

INVESTING ACTIVITIES
 Purchase of equipment                                        (21,650)         (184,650)
 Proceeds from sale of equipment                                   --            10,000
 Purchase of businesses                                            --        (1,233,335)
 Change in other assets                                            --          (151,869)
                                                          -----------       -----------
Net cash used in investing activities                         (21,650)       (1,559,854)

FINANCING ACTIVITIES
 Increase in line of credit                                                      63,504
 Payment of long-term debt                                                      (66,790)
 Payment of capital lease obligations                                            (8,343)
 Repayment of shareholders loans                                                (50,000)
 Distributions to partners                                   (160,000)               --
                                                          -----------       -----------
Net cash used in financing activities                        (160,000)          (61,629)

Increase (decrease) in cash and cash equivalents               70,437        (3,527,581)
Cash and cash equivalents at beginning of year                228,484         5,454,071
                                                          -----------       -----------
Cash and cash equivalents at end of period                $   298,921       $ 1,926,490
                                                          ===========       ===========


               This report should be read in conjunction with the
              Notes to Condensed Consolidated Financial Statements
                               vFINANCE.COM, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                                                               Additional
                                                                                                                 Paid-in
                                                           Preferred Stock               Common Stock            Capital
                                                       ----------------------     -----------------------      ----------
                                                        Shares        Amount       Shares          Amount        Common
                                                       -------        -------     -------          ------      ----------
Balances at December 31, 1999                              --             --      9,099,400         90,994      5,097,410

Issuance of common shares in connection with
private placement (net of cash issuance costs
of $1,071,342 and non cash issuance costs
of $361,333)                                               --             --      2,333,334         23,334      5,905,324

Purchase of treasury stock                                 --             --             --             --             --

Issuance of common shares in connection with
services rendered                                          --             --        538,333          5,383      2,539,361

Change in per share fair value of common shares
under restricted stock performance plan
(First Tranche Shares)                                     --             --             --             --     (3,740,872)

Amortization of deferred compensation under
restricted stock performance plan
(First Tranche Shares)                                     --             --             --             --             --

Issuance of common shares under the restricted
stock performance plan (Second Tranche Shares)             --             --      3,011,111         30,111      7,498,667

Change in per share fair value of common
shares under restricted stock performance
plan (Second Tranche Shares)                               --             --             --             --     (4,987,665)

Rescission of common shares under the
restricted stock performance plan
(Second Tranche Shares)                                    --             --             --             --             --

Issuance of compensatory stock options
and stock purchase warrants                                --             --             --             --        128,783

Amortization of deferred compensation
(Second Tranche Shares)                                    --             --             --             --             --

Amortization of deferred compensation                      --             --             --             --             --

Net loss                                                   --             --             --             --             --

                                                      -------          -----     ----------        -------     ----------
Balances at December 31, 2000                              --             --     14,982,178        149,822     12,441,008

Issuance of shares in conjunction with acquistion
of NW Holdings, Inc.                                  172,500          1,725      1,700,000         17,000      1,697,750

Issuance of shares in conjunction with acquistion
of Colonial                                                --             --      5,750,000         57,500      5,600,425

Net loss                                                   --             --             --             --             --

                                                      -------          -----     ----------        -------     ----------
Balances at March 31, 2001                            172,500          1,725     22,432,178        224,322     19,739,183
                                                      =======          =====     ==========        =======     ==========





                                                        Additional
                                                          Paid-in
                                                          Capital
                                                        ----------     Deferred       Accumulated     Treasury      Shareholders'
                                                         Preferred   Compensation       Deficit         Stock           Equity
                                                        ----------   ------------     -----------     --------      ------------


Balances at December 31, 1999                                 --     (4,760,452)       (300,850)             --         127,102

Issuance of common shares in connection with
private placement (net of cash issuance costs
of $1,071,342 and non cash issuance costs
of $361,333)                                                  --             --              --              --       5,928,658

Purchase of treasury stock                                    --             --              --          (6,822)         (6,822)

Issuance of common shares in connection with
services rendered                                             --       (280,000)             --              --       2,264,744

Change in per share fair value of common shares
under restricted stock performance plan
(First Tranche Shares)                                        --      3,740,872              --              --              --

Amortization of deferred compensation under
restricted stock performance plan
(First Tranche Shares)                                        --        675,813              --              --         675,813

Issuance of common shares under the restricted
stock performance plan (Second Tranche Shares)                --     (7,528,778)             --              --              --

Change in per share fair value of common
shares under restricted stock performance
plan (Second Tranche Shares)                                  --      4,987,665              --              --              --

Rescission of common shares under the
restricted stock performance plan
(Second Tranche Shares)                                       --      2,159,946              --      (2,159,946)             --

Issuance of compensatory stock options
and stock purchase warrants                                   --       (128,783)             --              --              --

Amortization of deferred compensation
(Second Tranche Shares)                                       --        381,167              --              --         381,167

Amortization of deferred compensation                         --        625,344              --              --         625,344

Net loss                                                      --             --      (3,911,649)             --      (3,911,649)
                                                       ---------       --------      ----------      ----------      ----------
Balances at December 31, 2000                                 --       (127,206)     (4,212,499)     (2,166,768)      6,084,357

Issuance of shares in conjunction with acquistion
of NW Holdings, Inc.                                          --             --                              --       1,716,475

Issuance of shares in conjunction with acquistion
of Colonial                                            1,723,275             --                              --       7,381,200

Net loss                                                      --             --      (1,379,719)             --      (1,379,719)
                                                       ---------       --------      ----------      ----------      ----------
Balances at March 31, 2001                             1,723,275       (127,206)     (5,592,218)     (2,166,768)     13,802,313
                                                       =========       ========      ==========      ==========      ==========


                               vFinance.com, Inc.

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 2001

                                  (unaudited)

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

     On January 4, 2001, the Company closed on the merger of NW Holdings, Inc. ("NWH"), a Florida corporation. All of the outstanding capital stock of NWH was acquired. The acquisition was accounted for under the purchase method of accounting. The purchase price consisted of the issuance of 1,700,000 common shares of stock (of which 500,000 shares are in escrow for a period of six months subject to certain restrictions), the issuance of 575,000 stock options and cash of $1,000,000 for total consideration of $2,715,750.

                               vFinance.com, Inc.

                                 March 31, 2001

                                  (unaudited)


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




     3.   DESCRIPTION OF BUSINESS

     First Colonial Securities Group, Inc. ("FCOL"), the principal operating subsidiary of Colonial Direct Financial Group, Inc., is a full service securities firm that has served the investment community since 1990 and is engaged in securities brokerage, investment banking, securities trading and other related financial services activities. FCOL's clientele is primarily composed of high net worth individuals throughout the United States and small to mid-sized institutions (such as hedge funds, money managers, mutual funds and pension funds). FCOL also maintains a sales department of seasoned financial consultants, a research department and an equity syndicate department. First Colonial Securities Group, Inc. conducts its securities business out of 13 offices, two of which are corporate owned and from which the vast majority of its securities business is generated. FCOL's remaining offices are operated under operating agreements with independent contractors. FCOL is registered as a broker-dealer with the SEC and is a member of the NASD. On March 2, 2001, the NASD approved the change of control of First Colonial Securities Group, Inc. as a result of our acquisition of Colonial Direct Financial Group, Inc.

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

                               vFinance.com, Inc.

                                 March 31, 2001

                                  (unaudited)


     3.   DESCRIPTION OF BUSINESS (CONTINUED)

     First Level Capital, Inc. ("LVL") provides investment banking services to small and medium sized companies and retail brokerage services to companies, financial institutions and high net worth investors. LVL is licensed to conduct activities as a broker-dealer in 49 states and has offices in New York, New Jersey and Florida. First Level Capital, Inc. commenced operations in 1998 and is registered as a broker-dealer with the SEC, a member of the NASD and a market maker in more than 100 U.S. securities.

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

     Union Atlantic LC ("UAL") is a management consulting firm which has been in operation for five years and provides corporations and high net worth individuals with management consulting services for the purpose of expediting corporate development. UAL works with senior management in assessing market conditions, and evaluating the client's assets (tangible and intangible) and its operational capabilities. UAL then identifies alternative strategies, establishes a process to build consensus and creates a strategy for effectively implementing change. All of this is formalized in a report that serves as a tactical tool to ensure communication and consistency in planning and coordination of efforts. Union Atlantic LC specializes in the technology and healthcare markets.

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

                               vFinance.com, Inc.

                                 March 31, 2001

                                  (unaudited)


     3.   DESCRIPTION OF BUSINESS (CONTINUED)

     FCOL, LVL and UAC periodically receive equity instruments and stock purchase warrants from companies as part of their compensation for investment banking services. Primarily all of the equity instruments are received from small public companies. Such stock purchase warrants are considered derivatives. The Company adopted Financial Accounting Standards Board Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, ("SFAS No. 133") on January 1, 2000. The Company recognizes revenue for such equity instruments based on the fair value of the stock and for stock purchase warrants based on the Black-Scholes valuation model. On a monthly basis, the Company recognizes unrealized gains or losses in the statement of operations based on changes in the value of the equity instruments and stock purchase warrants. Realized gains or losses are recognized in the statement of operations when the related investments are exercised and sold. For the three months ended March 31, 2001, FCOL, LVL and UAC recognized $1,579,415 in revenue in connection with the receipt of such investments. For the three months ended March 31, 2001, FCOL, LVL and UAC recorded net realized losses of $17,378 and net unrealized losses of $794,755 in connection with changes in the value of such investments.

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

                                  (unaudited)


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

                                  (unaudited)



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

                                  (unaudited)



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

                                  (unaudited)



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

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts) for the three months ended March 31, 2000 and 2001:

                                                Three Months Ended,
                                          --------------------------------
                                              2000               2001
                                          ------------       ------------
Numerator:
 Net loss                                 $ (1,594,784)      $ (1,379,719)
                                          ============       ============

Denominator:
 Denominator for basic earnings
 per share-weighted average shares           8,414,627         19,934,299

Effect of dilutive securities:
 Options                                            --                 --
 Warrants                                           --                 --
                                          ------------       ------------
Dilutive potential common shares                    --                 --
                                          ------------       ------------
Denominator for diluted earnings
 per share-adjusted weighted average
 shares                                      8,414,627         19,934,299
                                          ============       ============

Basic loss per share                      $       (.19)      $      (0.07)
                                          ============       ============

Diluted loss per share                    $       (.19)      $      (0.07)
                                          ============       ============
                               vFinance.com, Inc.

                                 March 31, 2001

                                  (unaudited)



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


                                               For the three months ended,
                                                     March 31, 2001
                                          ------------------------------------
                                              2000                     2001
                                           ------------            ------------
Revenues:
     Brokerage                             $         --            $  3,697,519
     Investment banking                         211,200               1,768,998
     Other                                      414,219                 422,094
                                           ------------            ------------

Total revenue                              $    625,419            $  5,888,611
                                           ============            ============

Income (loss) from operations:
     Brokerage                             $         --            $   (661,866)
     Investment banking                           5,594                 123,855
     Corporate                               (1,713,526)               (925,867)
     Other                                      111,996                 (31,899)
                                           ------------            ------------

Total income (loss) from operations        $ (1,595,936)           $ (1,495,777)
                                           ============            ============

Assets:
     Brokerage                             $         --            $  7,038,009
     Investment banking                         180,156               1,443,867
     Corporate                                3,356,266              12,902,290
     Other                                      412,726                 105,670
                                           ------------            ------------

Total assets                               $  3,949,148            $ 21,489,836
                                           ============            ============
                               vFinance.com, Inc.

                                 March 31, 2001

                                  (unaudited)



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

     On May 3, 2001, First Colonial Securities Group, Inc. changed its name to vFinance Investments, Inc.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS


    QUARTER ENDED MARCH 31, 2001 COMPARED TO THE QUARTER ENDED MARCH 31, 2000


STATEMENTS OF OPERATIONS

Operating revenues were $5,888,611 for the quarter ended March 31, 2001, as compared to $625,419 for the quarter ended March 31, 2000, an increase of $5,263,192, or 842%. The increase was primarily a result of the Colonial and NWH mergers, which were each consummated on January 4, 2001. In addition, success fee revenue was $1,768,998 for the quarter ended March 31, 2001 as compared to $211,200 for the same period in 2000, an increase of $1,557,798. The increase is attributed to closing a greater number of investment banking transactions in the quarter ended March 31, 2001 versus March 31, 2000.

Gross profit was $2,413,722 for the quarter ended March 31, 2001, as compared to $352,665 for the quarter ended March 31, 2000, an increase of $2,061,057. The increase in cost of revenues is primarily attributed to the Colonial and NWH mergers.

General and administrative expenses were $2,282,931 for the quarter ended March 31, 2001, as compared to $216,136 for the quarter ended March 31, 2000, an increase of $2,066,795. The increase was primarily due to a greater volume and amount of expenses from the mergers with Colonial and NWH.

Professional fees were $332,316 for the quarter ended March 31, 2001, as compared to $125,614 for the quarter ended March 31, 2000, an increase of $206,702. The increase was primarily due to an increase in legal and accounting fees in association with the preparation of various regulatory filings.

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

Depreciation and amortization was $351,295 for the quarter ended March 31, 2001, as compared to $10,507 for the quarter ended March 31, 2000, an increase of $340,788. The increase was primarily due to goodwill amortization expense of $146,267 in connection with the Colonial and NWH mergers and amortization of employee forgivable loans of $136,430 in the quarter ended March 31, 2001 versus none in the quarter ended March 31, 2000.

Cost of arbitration actions was $80,574 for the quarter ended March 31, 2001, as compared to none for the quarter ended March 31, 2000. The increase was primarily due to certain costs borne by Colonial's wholly-owned broker-dealer subsidiary, First Colonial Securities Group, Inc. in connection with settling certain litigious matters in the quarter ended March 31, 2001.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

The Company had $1,926,490 of cash and cash equivalents at March 31, 2001. For the quarter ended March 31, 2001, net cash used in operating activities was $1,906,098 as compared to net cash provided by operating activities of $252,087 for the quarter ended March 31, 2000. Net cash used in operating activities for the quarter ended March 31, 2001 primarily resulted from the Company's net loss of $1,379,719 and an increase in other assets of $339,342, whereas net cash provided by operating activities for the quarter ended March 31, 2000 primarily related to an increase in accounts payable and accrued liabilities of $303,031.

Net cash used in investing activities was $1,559,854 for the quarter ended March 31, 2001, as compared to $21,650 for the quarter ended March 31, 2000. In the quarter ended March 31, 2001, net cash used in investing activities primarily related to $1,052,683 in cash paid to certain shareholders of the Colonial and NWH mergers and the purchase of $184,650 of equipment. In the quarter ended March 31, 2000, net cash used in investing activities related to the purchase of equipment.

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

     Pursuant to the NWH Merger Agreement, the Company acquired from the Sellers all the issued and outstanding shares of NWH Common Stock and warrants of NWH in exchange for (i) 1,700,000 unregistered shares ("NWH Merger Shares") of the Company's common stock, par value $.01 per share ("Company Common Stock"), of which (A) 1,200,000 of the NWH Merger Shares were issued on a pro rata basis to the Sellers based on their relative ownership of NWH Common Stock, and (B) 500,000 of the NWH Merger Shares were placed in escrow for a term of six months subject to offset by the Company to cover losses or damages to the Company due to breaches by the Sellers of their representations, warranties or covenants contained in the NWH Merger Agreement (any NWH Merger Shares remaining in the escrow which have not been offset at the expiration of the six month term of the escrow arrangement are to be released on a pro rata basis to the Sellers based on their relative ownership of NWH Common Stock immediately prior to the NWH Merger Closing Date) and (ii) options to purchase 575,000 shares of Company Common Stock which have an exercise price of $2.25 per share and an expiration date of five (5) years from the NWH Merger Closing Date.

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

     In addition, pursuant to the terms of the Colonial Merger Agreement, $500,000 in principal amount of the loans extended by Michael Golden to Colonial or any affiliate of Colonial were converted into 50,000 shares of Series B Convertible Preferred Stock of the Company ("Company Series B Preferred Stock"). Among other things, the Company's Series B Preferred Stock carries a 7% dividend yield and is redeemable at the option of the holder thereof upon a third party equity investment in the Company yielding proceeds (net of commissions and direct expenses) of a minimum of $500,000.

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

     On May 3, 2001, First Colonial Securities Group, Inc. changed its name to vFinance Investments, Inc.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         2.1 Agreement and Plan of Merger dated as of May 2, 2001, by and among the Company, Colonial Direct Financial Group, Inc., vFinance Investments, Inc., vFinance Investments Holdings, Inc., and First Level Capital, Inc. The exhibits and schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-B promulgated under the Securities Act of 1933, as amended. Upon the request of the Securities and Exchange Commission, the Company shall furnish supplementally to the Securities and Exchange Commission a copy of any of the omitted exhibits and schedules to the Agreement and Plan of Merger. (Previously filed).

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

         Signature                                 Title                                     Date
         ---------                                 -----                                     ----

By: /s/ Leonard J. Sokolow          Chief Executive Officer and President                 May 21, 2001
    -------------------------       (Principal Executive Officer)
    Leonard J. Sokolow

By: /s/ D. Carr Moody               Chief Financial Officer and Secretary                 May 21, 2001
    -------------------------       (Principal Financial and Chief Accounting
    D. Carr Moody                   Officer)

