Form 10QSB
period 2001-06-30
VFINANCE COM
filed 2001-08-14
CIK 890285

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD _____________ TO _________________


                        COMMISSION FILE NUMBER 1-11454-03

                  VFINANCE, INC. (FORMERLY VFINANCE.COM, INC.)
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                       58-1974423
 (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

           3010 NORTH MILITARY TRAIL, SUITE 300, BOCA RATON, FL 33431
                    (Address of principal executive offices)

                                 (561) 981-1000
                           (Issuer's telephone number)


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2001:

                                   19,601,067

Transitional Small Business Disclosure Format (Check one): Yes [ ];  No [X]

                                      INDEX

                                 VFINANCE, INC.

                                                                                          PAGE
                                                                                          ----

PART I.  FINANCIAL INFORMATION

Introductory Note.......................................................................   ii

Item 1.  FINANCIAL STATEMENTS...........................................................    1

Consolidated Balance Sheets - December 31, 2000 and June 30, 2001 (Unaudited)...........    1

Consolidated Statements of Operations for the three months and six months ended
June 30, 2000 and 2001(Unaudited).......................................................    2

Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and
2001 (Unaudited)........................................................................    3

Consolidated Statements of Shareholders' Equity (unaudited).............................    4

Notes to Consolidated Financial Statements (Unaudited)..................................    5


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..........................................................   17


PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS..............................................................   19

Item 2.  CHANGES IN SECURITIES..........................................................   19

Item 3.  DEFAULTS UPON SENIOR SECURITIES................................................   20

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................   20

Item 5.  OTHER INFORMATION..............................................................   21

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................   21

Signatures..............................................................................   22


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

                                 VFINANCE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                             DECEMBER 31,         JUNE 30,
                                                                 2000               2001
                                                            ------------       ------------
ASSETS:
 Cash and cash equivalents                                  $  5,454,071       $  1,896,136
 Due from clearing broker                                             --          1,321,150
 Investments in trading securities                               350,074          1,118,423
 Accounts receivable, net of allowance for doubtful
  accounts of $10,769 and $120,881, respectively                 269,010            245,108
 Forgivable loans - employees, current portion                        --            367,992
 Notes receivable - employees                                    149,666            149,667
 Prepaid expenses and other current assets,
  including restricted cash of $199,375                           62,041            289,790
                                                            ------------       ------------
  Total Current Assets                                         6,284,862          5,388,266
                                                            ------------       ------------

Furniture and equipment, at cost:
 Furniture and equipment                                         158,326          1,453,992
 Internal use software                                           113,080            113,081
                                                            ------------       ------------
                                                                 271,406          1,567,073
Less accumulated depreciation                                   (120,719)          (742,359)
                                                            ------------       ------------
 Net furniture and equipment                                     150,687            824,714
                                                            ------------       ------------

Other Assets:
 Forgivable loans - employees                                         --          1,195,154
 Deposits                                                         14,647            493,636
 Goodwill, net of accumulated amortization
  of $16,324 and $322,208, respectively                           17,624          9,017,267
 Deferred tax asset                                                   --             97,484
 Other assets                                                    204,024            101,130
                                                            ------------       ------------
  TOTAL ASSETS                                              $  6,671,844       $ 17,117,651
                                                            ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
 Accounts payable and accrued liabilities                   $    587,487       $  2,918,087
 Securities sold, not yet purchased                                   --            549,103
 Lines of credit                                                      --            297,656
 Subordinated promissory notes                                        --            650,000
 Notes payable, current portion                                       --            819,428
 Capital lease obligations, current portion                           --             40,874
 Other                                                                --             21,647
                                                            ------------       ------------
  Total Current Liabilities                                      587,487          5,296,795
                                                            ------------       ------------

Other Liabilities:
 Commitments and contingencies                                        --            200,000
 Notes payable                                                        --                 --
 Capital lease obligations                                            --             14,010
 Deferred tax liability                                               --            145,000

Shareholders' Equity:
 Preferred stock, $0.01 par value, 2,500,000 shares
  authorized; none and 172,500 issued and
  outstanding, respectively                                           --              1,725
 Common stock, $0.01 par value, 25,000,000 shares
  authorized; 14,982,178 and 22,612,178 shares issued,
  respectively, and 14,982,178 and 19,601,067
  outstanding, respectively                                      149,822            226,122
 Additional paid-in-capital on preferred stock                        --          1,692,650
 Additional paid-in-capital on common stock                   12,441,008         19,798,682
 Deferred compensation                                          (127,206)          (107,406)
 Accumulated deficit                                          (4,212,499)        (7,972,767)
                                                            ------------       ------------
                                                               8,251,125         13,639,006
Less treasury stock                                           (2,166,768)        (2,177,160)
                                                            ------------       ------------
 Total Shareholders' Equity                                    6,084,357         11,461,846
                                                            ------------       ------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $  6,671,844       $ 17,117,651
                                                            ============       ============


                                 VFINANCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                       THREE MONTHS                          SIX MONTHS
                                                      ENDED JUNE 30,                        ENDED JUNE 30,
                                               ------------------------------       ------------------------------
                                                   2000               2001              2000               2001
                                               -----------       ------------       -----------       ------------
Revenues:
 Commissions - agency                                   --       $  1,455,546                --       $  3,394,475
 Commissions - principal                                --          1,005,158                --          2,599,121
 Success fees                                      957,400            170,337         1,221,400          1,939,335
 Consulting and retainers                          321,000            163,406           612,966            436,206
 Other brokerage related income                         --            139,088                --            303,715
 Other                                              64,326             86,401           133,779            235,695
                                               -----------       ------------       -----------       ------------
TOTAL REVENUES                                   1,342,726          3,019,936         1,968,145          8,908,547
                                               -----------       ------------       -----------       ------------

COST OF REVENUES:
 Commissions                                            --          1,578,979                 --         3,691,719
 Clearing and transaction costs                         --            580,704                --          1,238,041
 Success                                           779,281                 --           965,224            651,976
 Consulting and retainers                          150,962              9,000           237,773             46,000
 Other                                                  --             11,376                --             27,210
                                               -----------       ------------       -----------       ------------
TOTAL COST OF REVENUES                             930,243          2,180,059         1,202,997          5,654,946
                                               -----------       ------------       -----------       ------------
GROSS PROFIT                                       412,483            839,877           765,148          3,253,601
                                               -----------       ------------       -----------       ------------

OTHER EXPENSES:
 General and administrative                        293,183          1,984,252           509,317          4,348,008
 Net loss on trading securities                         --             67,029                --             84,408
 Professional fees                                  96,188            246,534           221,802            578,849
 Provision for bad debts                            15,000             73,715            15,000            123,715
 Net unrealized loss on investments held
  for trading and stock purchase warrants               --            354,893                --          1,149,648
 Depreciation and amortization                      15,311            477,195            25,818            721,339
 Amounts forgiven under forgivable loans                --                 --                --            107,151
 Stock based compensation expense                1,863,622             89,500         3,459,966             89,500
                                               -----------       ------------       -----------       ------------
Total other expenses                             2,283,304          3,293,118         4,231,903          7,202,618
                                               -----------       ------------       -----------       ------------
Loss from operations                             1,870,821          2,453,241         3,466,755          3,949,017

Loss on sale of property                                --             14,071                --             16,180
Interest and dividend income                       (27,458)           (86,763)          (28,611)          (204,929)
                                               -----------       ------------       -----------       ------------
Loss before provision for income taxes         $ 1,843,363       $  2,380,549       $ 3,438,144       $  3,760,268

Provision for income taxes                              --                 --                --                 --
                                               -----------       ------------       -----------       ------------
Net Loss                                       $ 1,843,363       $  2,380,549       $ 3,438,144       $  3,760,268
                                               ===========       ============       ===========       ============

LOSS PER SHARE:
 Basic                                         $      0.19       $       0.12       $      0.38       $       0.20
                                               ===========       ============       ===========       ============
Weighted average number of common
 shares used in computing basic loss
 per share                                       9,630,181         19,514,421         9,022,404         19,297,313
                                               ===========       ============       ===========       ============
 Diluted                                       $      0.19       $       0.12       $      0.38       $       0.20
                                               ===========       ============       ===========       ============
Weighted average number of common
 shares used in computing diluted loss
 per share                                       9,630,181         19,514,421         9,022,404         19,297,313
                                               ===========       ============       ===========       ============



                            SEE ACCOMPANYING NOTES.

                                 VFINANCE, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                      ADDITIONAL   ADDITIONAL
                            PREFERRED STOCK        COMMON STOCK        PAID-IN      PAID-IN
                            ----------------   --------------------    CAPITAL      CAPITAL       DEFERRED     ACCUMULATED
                            SHARES    AMOUNT     SHARES     AMOUNT      COMMON     PREFERRED    COMPENSATION     DEFICIT
                            -------   ------   ----------   -------   ----------   ----------   ------------   -----------
Balances at December 31,
 1999                            --      --     9,099,400    90,994    5,097,410          --    (4,760,452)      (300,850)
Issuance of common shares
 in connection with
 private placement (net of
 cash issuance costs of
 $1,071,342 and non cash
 issuance costs of
 $361,333)                       --      --     2,333,334    23,334    5,905,324          --            --             --
Purchase of treasury stock       --      --            --        --           --          --            --             --
Issuance of common shares
 in connection with
 services rendered               --      --       538,333     5,383    2,539,361          --      (280,000)            --
Change in per share fair
 value of common shares
 under restricted stock
 performance plan (First
 Tranche Shares)                 --      --            --        --   (3,740,872)         --      3,740872             --
Amortization of deferred
 compensation under
 restricted stock
 performance plan (First
 Tranche Shares)                 --      --            --        --           --          --       675,813             --
Issuance of common shares
 under the restricted
 stock performance plan
 (Second Tranche Shares)         --      --     3,011,111    30,111    7,498,667          --    (7,528,778)            --
Change in per share fair
 value of common shares
 under restricted stock
 performance plan (Second
 Tranche Shares)                 --      --            --        --   (4,987,665)         --     4,987,665             --
Rescission of common
 shares under the
 restricted stock
 performance plan (Second
 Tranche Shares)                 --      --            --        --           --          --     2,159,946             --
Issuance of compensatory
 stock options and stock
 purchase warrants               --      --            --        --      128,783          --      (128,783)            --
Amortization of deferred
 compensation (Second
 Tranche Shares)                 --      --            --        --           --          --       381,167             --
Amortization of deferred
 compensation                    --      --            --        --           --          --       625,344             --
Net loss                         --      --            --        --           --          --            --     (3,911,649)
                            -------   -----    ----------   -------   ----------   ---------      --------     ----------
Balances at December 31,
 2000                            --      --    14,982,178   149,822   12,441,008          --      (127,206)    (4,212,499)
Issuance of shares in
 conjunction with
 acquisition of NW
 Holdings, Inc.             172,500   1,725     1,700,000    17,000    1,697,750          --            --             --
Issuance of shares in
 conjunction with
 acquisition of Colonial         --      --     5,750,000    57,500    5,600,425   1,723,275            --             --
Net loss                         --      --            --        --           --          --            --     (1,379,719)
Balances at March 31, 2001  172,500   1,725    22,432,178   224,332   19,739,183   1,723,275      (127,206)    (5,592,218
Issuance of common shares
 in connection with legal
 settlements                     --      --       180,000     1,800       67,900          --            --             --
Private placement post
 effective amendment
 issuance costs                  --      --            --        --       (8,401)         --            --             --
Accrued dividends payable
 on preferred shares             --      --            --        --           --     (30,625)           --             --
Amortization of deferred
 compensation                    --      --            --        --           --          --        19,800             --
Purchase of treasury stock       --      --            --        --           --          --            --             --
Net Loss                         --      --            --        --           --          --            --     (2,380,549)
                            -------   -----    ----------   -------   ----------   ---------      --------     ----------
Balances at June 30, 2001   172,500   1,725    22,612,178   226,122   19,798,682   1,692,650      (107,406)    (7,972,767)
                            =======   =====    ==========   =======   ==========   =========      ========     ==========


                             TREASURY    SHAREHOLDERS'
                              STOCK         EQUITY
                            ----------   -------------
Balances at December 31,
 1999                               --       127,102
Issuance of common shares
 in connection with
 private placement (net of
 cash issuance costs of
 $1,071,342 and non cash
 issuance costs of
 $361,333)                          --     5,928,658
Purchase of treasury stock      (6,822)       (6,822)
Issuance of common shares
 in connection with
 services rendered                  --     2,264,744
Change in per share fair
 value of common shares
 under restricted stock
 performance plan (First
 Tranche Shares)                    --            --
Amortization of deferred
 compensation under
 restricted stock
 performance plan (First
 Tranche Shares)                    --       675,813
Issuance of common shares
 under the restricted
 stock performance plan
 (Second Tranche Shares)            --            --
Change in per share fair
 value of common shares
 under restricted stock
 performance plan (Second
 Tranche Shares)                    --            --
Rescission of common
 shares under the
 restricted stock
 performance plan (Second
 Tranche Shares)            (2,159,946)           --
Issuance of compensatory
 stock options and stock
 purchase warrants                  --            --
Amortization of deferred
 compensation (Second
 Tranche Shares)                    --       381,167
Amortization of deferred
 compensation                       --       625,344
Net loss                            --    (3,911,649)
                            ----------    ----------
Balances at December 31,
 2000                       (2,166,768)    6,084,357
Issuance of shares in
 conjunction with
 acquisition of NW
 Holdings, Inc.                     --     1,716,475
Issuance of shares in
 conjunction with
 acquisition of Colonial            --     7,381,200
Net loss                            --    (1,379,719)
                            ----------    ----------
Balances at March 31, 2001  (2,166,768)   13,802,313
Issuance of common shares
 in connection with legal
 settlements                        --        69,700
Private placement post
 effective amendment
 issuance costs                     --        (8,401)
Accrued dividends payable
 on preferred shares                --       (30,625)
Amortization of deferred
 compensation                       --        19,800
Purchase of treasury stock     (10,392)      (10,392)
Net Loss                            --    (2,380,549)
                            ----------    ----------
Balances at June 30, 2001   (2,177,160)   11,461,846
                            ==========    ==========

                                 VFINANCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                     -----------------------------
                                                                                         2000              2001
                                                                                     -----------       -----------
OPERATING ACTIVITIES

Net (loss)                                                                           $(3,438,144)      $(3,760,268)

Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:

  Depreciation and amortization                                                           25,818           721,339
  Bad debts                                                                               15,000           120,881
  Amounts forgiven under forgivable loans                                                     --           359,568
  Repayment of notes receivable, employees                                                    --            92,445
  Unrealized loss on trading securities                                                       --         1,040,469
  Unrealized gain on trading securities                                                       --          (200,911)
  Unrealized loss on stock purchase warrants                                                  --            21,500
  Unrealized gain on stock purchase warrants                                                  --            (2,550)
  Realized loss on sale of trading securities                                                 --            95,723
  Stock based compenation expense                                                      3,459,966            89,500
  Loss on sale of equipment                                                                   --            16,180
  Changes in assets and liabilities:
    Due from clearing broker                                                                  --          (375,784)
    Securities owned, market value                                                      (180,000)          162,051
    Accounts receivable                                                                   18,099            21,228
    Forgivable loans                                                                          --            12,875
    Prepaids and other current assets                                                         --           (85,218)
    Other assets                                                                          (5,812)         (337,298)
    Accounts payable and accrued liabilities                                             182,157          (381,157)
    Advanced client costs                                                                (14,651)               --
    Securities sold, not yet purchased                                                        --           512,347
    Deferred revenues                                                                     (7,063)               --
                                                                                     -----------       -----------
Net cash provided by (used in) operating avctivities                                      55,370        (1,877,080)

INVESTING ACTIVITIES
  Purchase of equipment                                                                  (53,553)         (201,140)
  Proceeds from sale of equipment                                                             --            11,500
  Purchase of businesses                                                                      --        (1,233,335)
  Merger transaction costs                                                                    --          (185,859)
                                                                                     -----------       -----------
Net cash used in investing activities                                                    (53,553)       (1,608,834)

FINANCING ACTIVITIES
  Borrowings under line of credit                                                             --            63,504
  Payment of long-term debt                                                                   --           (66,790)
  Proceeds from issuance of common stock,
   net of registration costs                                                           2,902,822                --
  Payment of capital lease obligations                                                        --            (8,343)
  Repayment of shareholders loans                                                             --           (50,000)
  Purchase of treasury stock                                                                  --           (10,392)
  Distributions to partners                                                             (172,586)               --
                                                                                     -----------       -----------
Net cash provided by (used in) financing activities                                    2,730,236           (72,021)

Increase (decrease) in cash and cash equivalents                                       2,732,053        (3,557,935)
Cash and cash equivalents at beginning of year                                           228,484         5,454,071
                                                                                     -----------       -----------
Cash and cash equivalents at end of period                                           $ 2,960,537       $ 1,186,136
                                                                                     ===========       ===========






                             SEE ACCOMPANYING NOTES.

                                 VFINANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (unaudited)



     1.   BASIS OF PRESENTATION

     Our company, vFinance, Inc. (formerly known as vFinance.com, Inc.), is a "new breed" financial services enterprise committed to building a worldwide audience of individuals looking to create wealth through their equity investments and businesses. Our company's website (www.vfinance.com) is one of the Internet's leading destinations for entrepreneurs, owners of small and medium sized businesses (SME), private (i.e. Angel) and institutional investors looking for capital or to make equity investments in high growth companies. Each month our website attracts an estimated 100,000 businesses from over 75 countries and communicates to approximately 40,000 high net worth individuals and institutional investors.

     Utilizing the Internet and other traditional communication mediums, our company generates income by providing our audience access to products and services that assist them in achieving their financial goals. Our company's business model is scalable as the website provides sales leads to our company's "bricks and mortar" businesses in the areas of investment banking, management consulting, brokerage and asset management. We provide these services through our wholly-owned operating subsidiaries, vFinance Investments, Inc., First Level Capital, Inc., vFinance Holdings, Inc., Union Atlantic LC and vFinance Capital, L.C.

     All significant intercompany balances and transactions have been made. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position of the Company as of June 30, 2001 and of the results of operations for the periods presented have been eliminated. The financial data at December 31, 2000 is derived from audited financial statements, which are included in the Company's Form 10-KSB/A and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of the results for the full year.

     2.   ACQUISITIONS

     On January 4, 2001, the Company closed on the merger of Colonial Direct Financial Group, Inc. ("Colonial"), a Delaware corporation. All of the outstanding capital stock of Colonial was acquired. The acquisition was accounted for under the purchase method of accounting. The purchase price consisted of the issuance of 5,750,000 common shares of stock, the issuance of 625,000 stock options, the conversion of 490,000 stock options, the issuance of 585,000 common stock purchase warrants and the issuance of 172,500 preferred shares of stock for total consideration of $8,667,896. The purchase price was allocated to the assets acquired and the liabilities assumed with the excess of such purchase price of $7,631,340 allocated to goodwill, which is being amortized over 15 years.

     On January 4, 2001, the Company closed on the merger of NW Holdings, Inc. ("NWH"), a Florida corporation. All of the outstanding capital stock of NWH was acquired. The acquisition was accounted for under the purchase method of accounting. The purchase price consisted of the issuance of 1,700,000 common shares of stock, the issuance of 575,000 stock options and cash of $1,000,000 for total consideration of $2,715,750. The purchase price was allocated to the assets acquired and the liabilities assumed with the excess of such purchase price of $1,154,635 allocated to goodwill, which is being amortized over 15 years.

                                 VFINANCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2001
                                   (unaudited)



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

                          Three Months Ended June 30,       Six Months Ended June 30,
                         ----------------------------      ----------------------------
                            2000             2001             2000             2001
                         -----------      -----------      -----------      -----------
     Revenues            $ 5,940,250      $ 3,019,936      $16,042,970      $ 8,908,547

     Net loss            $ 3,061,591      $ 2,380,549      $ 4,295,812      $ 3,760,268

     Loss per share      $      0.20      $      0.12      $      0.28      $      0.19

     Total assets        $13,230,146      $17,117,651      $13,230,146      $17,117,651



     On June 26, 2001, the Company entered into a letter of intent ("LOI") whereby it agreed to acquire all of the membership interests of Critical Investments, LLC ("Critical Investments") and Critical Advisors, LLC ("Critical Advisors"). Critical Investments is the sole general partner of Critical Infrastructure Fund, L.P., ("Critical Infrastructure LP"). Critical Advisors is the sole investment manager of Critical Infrastructure Fund, Ltd. ("Critical Infrastructure Ltd."). Each of Critical Infrastructure LP and Critical Infrastructure Ltd. holds a portfolio of securities in the telecommunications, Internet, cable television, information technology, utility and allied industries and have placed all of their assets in, and conduct all of their investment and trading activities through, Critical Infrastructure Fund (BVI), LP ("Critical Infrastructure BVI").

     Under the terms of the LOI, both parties endeavor to sign a definitive agreement and close the transaction as soon as possible. The LOI is not binding upon the parties.

                                 VFINANCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2001
                                   (unaudited)



     3.   DESCRIPTION OF BUSINESS

     vFinance Investments, Inc. ("VFI"), the principal operating subsidiary of Colonial, which is wholly owned by vFinance, Inc., is a full service securities firm that has served the investment community since 1990 and is engaged in securities brokerage, investment banking, securities trading and other related financial services activities. VFI's clientele is primarily composed of high net worth individuals throughout the United States and small to mid-sized institutions (such as hedge funds, money managers, mutual funds and pension funds). VFI also maintains a sales department of seasoned financial consultants, a research department and an equity syndicate department. VFI conducts its securities business out of 14 offices, three of which are corporate owned and from which the vast majority of its securities business is generated. VFI's remaining 11 offices are operated under operating agreements with independent contractors. VFI is registered as a broker-dealer with the SEC and is a member of the NASD.

     Colonial Direct Retirement Services, Inc. ("CDRS"), a wholly owned subsidiary of Colonial, is a third party administrator of employee benefits and retirement plans and provides plan design, implementation and consulting, communication to employees, ongoing administration and compliance testing and offers expert technical advice. CDRS's pension business is comprised of three main areas: the legal and design area of setting up the formalized qualified plans and configuring a plan to meet the specific needs of the client, the annual administration of the plan (including required governmental compliance), and the financial management of the plan itself. The full range of retirement plans available include:
     ESOPs, 401(k) plans, Profit Sharing and Defined Benefit Pension plans and Cafeteria plans.

     First Level Capital, Inc. ("LVL") provides investment banking services to small and medium sized companies and retail brokerage services to companies, financial institutions and high net worth investors. LVL is licensed to conduct activities as a broker-dealer in 49 states and has offices in New York, New Jersey and Florida. LVL commenced operations in 1998 and is registered as a broker-dealer with the SEC, a member of the NASD and a market maker in more than 100 U.S. securities.

     vFinance Holdings, Inc. ("VFH") a Florida corporation, operates a branded Investment Banking Channel on the Web located at www.vfinance.com. The website is focused on providing business development tools, information, products and services to assist entrepreneurs and executives of small and medium sized enterprises to organize and grow their businesses. The website provides the small or medium business executive or entrepreneur with access to financing sources, ancillary service providers and information about the venture capital industry in general.

     Union Atlantic LC ("UAL") is a management consulting firm which has been in operation for six years and provides corporations and high net worth individuals with management consulting services for the purpose of expediting corporate development. UAL works with senior management in assessing market conditions, and evaluating the client's assets (tangible and intangible) and its operational capabilities. UAL then identifies alternative strategies, establishes a process to build consensus and creates a strategy for effectively implementing change. All of this is formalized in a report that serves as a tactical tool to ensure communication and consistency in planning and coordination of efforts. UAL specializes in the technology and healthcare markets.

     vFinance Capital, L.C. ("VFC") is a three-year old investment banking firm and is a broker-dealer registered with the SEC, a member of the NASD and registered as a broker-dealer in 14 states. It operates primarily from its headquarters in Boca Raton, Florida, as well as one branch office located in NY, NY. VFC provides a range of investment banking services with an emphasis on private placements of both debt and equity securities with institutional investors and merger and acquisition advisory services. VFC also performs market research, valuations, offering memoranda and fairness opinions.

                                 VFINANCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2001
                                   (unaudited)



     3.   DESCRIPTION OF BUSINESS (CONTINUED)

     VFI, LVL, UAL and VFC earn revenue from retainers and success fees. Retainers are deferred when received and recognized when services are rendered, generally on a straight-line basis over the life of an agreement. Success fees are agreed upon amounts based on the percentage of the total value of a transaction and are contingent on the successful completion of a specified transaction. These fees are recognized at the completion of the transaction, per the terms of the contracts.

     The Company does not require collateral from its customers. Revenues are not concentrated in any particular region of the country or with any individual or group.

     The Company, VFI, LVL and VFC periodically receive equity instruments and stock purchase warrants from companies as part of their compensation for investment banking services. Primarily all of the equity instruments are received from small public companies. Such stock purchase warrants are considered derivatives. The Company adopted Financial Accounting Standards Board Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, ("SFAS No. 133") on January 1, 2000. The Company recognizes revenue for such equity instruments based on the fair value of the stock and for stock purchase warrants based on the Black-Scholes valuation model. On a monthly basis, the Company recognizes unrealized gains or losses in the statement of operations based on changes in the value of the equity instruments and stock purchase warrants. Realized gains or losses are recognized in the statement of operations when the related investments are exercised and sold. For the three and six months ended June 30, 2001, the Company, VFI, LVL and VFC recognized none and $1,579,415, respectively, in revenue in connection with the receipt of such investments. For the three and six months ended June 30, 2001, VFI, LVL and VFC recognized $67,029 and $84,408, respectively, in net realized losses in connection with the sale of certain securities and net unrealized losses of $354,893 and $1,149,648, respectively, in connection with changes in the value of such investments.

     Occasionally, VFI, LVL and VFC receive securities in private companies with no readily available market value. Equity interests and warrants for which there is not a public market are valued based on factors such as significant equity financing by sophisticated, unrelated new investors, history of positive cash flow from operations, the market value of comparable publicly traded companies (discounted for illiquidity) and other pertinent factors. Management also considers recent offers to purchase a portfolio company's securities and the filings of registration statements in connection with a portfolio company's initial public offering when valuing warrants.

     The Company's policy is to periodically distribute proceeds from the sale of equity instruments and stock purchase warrants to its employees. Accordingly, unrealized gains or losses related to such investments held by VFI, LVL and VFC at each period also impact compensation expense and accrued compensation.

     As of June 30, 2001, certain transactions in process may result in the Company receiving equity instruments or stock purchase warrants in subsequent periods as discussed above. In such event, the Company will recognize revenue related to the receipt of such equity instruments consistent with the aforementioned policies. In addition, the Company would also record compensation expense at fair value related to the distribution of some or all of such equity instruments to employees or independent contractors involved with the related transaction.

                                 VFINANCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2001
                                   (unaudited)



     3.   DESCRIPTION OF BUSINESS (CONTINUED)

     VFH sells two types of listings to its website: (i) perpetual listings to venture capital vendors, who are interested in providing services to other companies or individuals; and (ii) three-month listings to entrepreneurs who have new business ideas to sell. Revenue related to the listings is generally recognized over the terms of such listings. VFH's revenues are concentrated primarily in the United States, but are not concentrated in any particular region of the country or with any individual or group. Fees related to such listings are included in "other fees" in the statements of operations.

     Primarily all listing sales are consummated using an on-line credit card processing service, which performs routine credit verification. VFH does not require collateral and receives payment directly from the credit card company. While there is potential for credit losses, credit losses have not been significant.

                                 VFINANCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2001
                                   (unaudited)




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

     On June 1, 2000, the Company granted to each of Leonard J. Sokolow, President and Chief Executive Officer, and Timothy Mahoney, Chairman of the Board of Directors and Chief Operating Officer, 500,000 stock options in connection with certain stock option agreements that were part of their respective employment agreements. The stock options were granted at an exercise price of $5.85 and were exercisable over a three-year period, beginning on June 1, 2000. On January 1, 2001, the two officers forfeited the 1,000,000 options by signing an Options Cancellation Agreement with the Company.

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

     A summary of the stock option activity for the six months ended June 30, 2001 is as follows:


                                                     Weighted Average                                Exercise Price
                                                      Exrcise Price       Number of Shares             Per Option
                                                   ---------------------  ---------------------   ---------------------
Outstanding options at December 31, 2000                          $4.30              3,160,000       $1.00 - $6.00
   Granted                                                        $1.04              7,511,140       $0.63 - $2.25
   Canceled                                                       $2.26             (5,843,138)      $0.66 - $5.85
                                                                          ---------------------
Outstanding options at June 30, 2001                                                 4,828,002
                                                                          =====================



                                 VFINANCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2001
                                   (unaudited)



4.   STOCKHOLDER'S EQUITY (CONTINUED)

     A summary of the stock purchase warrant activity for the six months ended June 30, 2001 is as follows:

                                                      Weighted Average                                Exercies Price
                                                       Exercise Price         Number of Shares         Per Warrant
                                                    ---------------------   ---------------------  ---------------------

Outstanding warrants at December 31, 2000                          $5.81               2,296,666      $2.50 - $7.20
   Granted                                                         $2.25                 585,000          $2.25
   Canceled                                                        $3.00              (1,166,667)         $3.00
                                                                            ---------------------
Outstanding warrants at June 30, 2001                                                  1,714,999
                                                                            =====================


     The following table summarizes information concerning stock options outstanding at June 30, 2001:

                  0.63            2,040,000
                  1.00              920,000
                  2.25              828,002
                  2.50               75,000
                  3.00              210,000
                  3.25              100,000
                  4.00              220,000
                  4.13               30,000
                  4.25               75,000
                  4.50                5,000
                  5.00              260,000
                  5.63               50,000
                  6.00               15,000
                                 -----------
                                  4,828,002
                                 ===========

                                 VFINANCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2001
                                   (unaudited)



4.   STOCKHOLDER'S EQUITY (CONTINUED)

     The following table summarizes information concerning stock purchase warrants outstanding at June 30, 2001:

   Weighted Average           Number
    Exercise Price         Outstanding
--------------------    ----------------

         2.25                    585,000

         2.50                    300,000

         6.00                    129,999

         7.20                    700,000
                       ------------------
                               1,714,999
                       ==================

                                 VFINANCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2001
                                   (unaudited)



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

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts) for the three months and six months ended June 30, 2000 and 2001:

                                                Three Months Ended                 Six Months Ended
                                                     June 30,                          June 30,
                                           ----------------------------      -----------------------------
                                             2000              2001              2000             2001
                                         ------------      ------------      ------------      -----------
     Numerator:
     Net loss                            $  1,843,363      $  2,380,549      $  3,438,144      $ 3,760,268
                                         ============      ============      ============      ===========

     Less: Preferred stock dividend                --            30,625                --           61,250

     Loss available to common
      Stockholders                          1,843,363         2,411,174         3,438,144        3,821,518
                                         ============      ============      ============      ===========

     Denominator:
      Denominator for basic
      earnings per share-
      weighted average shares               9,630,181        19,514,421         9,022,404       19,297,313

     Effect of dilutive securities:
      Options                                      --                --                --               --
      Warrants                                     --                --                --               --
                                         ------------      ------------      ------------      -----------
     Dilutive potential common
       shares                                      --                --                --               --
                                         ------------      ------------      ------------      -----------
      Denominator for diluted
      earnings per share- adjusted
      weighted average shares               9,630,181        19,514,421         9,022,404       19,297,313
                                         ============      ============      ============      ===========
     Pro forma basic
       loss per share                    $        .19      $        .12      $        .38      $       .19
                                         ============      ============      ============      ===========
     Pro forma diluted
       loss per share                    $        .19      $        .12      $        .38      $       .19
                                         ============      ============      ============      ===========



                                 VFINANCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2001
                                   (unaudited)



         6.   COMMITMENTS AND CONTINGENCIES

         The Company is subject to legal proceedings and claims that have arisen in the ordinary course of business. Although occasional adverse decisions or settlements may occur, it is the opinion of the Company's management, based on information available at this time, that the expected outcome of these matters, individually or in the aggregate, would not reasonably be expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries taken as a whole.

                                 VFINANCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2001
                                   (unaudited)



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


                                           Three months ended June 30,           Six months ended June 30,
                                         ------------------------------       ------------------------------
                                            2000               2001              2000               2001
                                         -----------       ------------       -----------       ------------
Revenues:
     Brokerage                           $         0       $  2,599,791       $         0       $  6,297,310
     Investment banking                    1,010,200            170,337         1,221,400          1,939,335
     Other                                   332,526            249,808           746,745            671,902
                                         -----------       ------------       -----------       ------------
Total revenue                            $ 1,342,726       $  3,019,936       $ 1,968,145       $  8,908,547
                                         ===========       ============       ===========       ============

Income (loss) from operations:

     Brokerage                           $         0       ($   902,532)      $         0       ($ 1,564,398)
     Investment banking                     (102,379)          (149,610)          (96,785)           (25,755)
     Corporate                            (1,792,934)        (1,431,846)       (3,506,458)        (2,357,712)
     Other                                    24,492             30,747           136,488             (1,152)
                                         -----------       ------------       -----------       ------------
Total loss from operations               ($1,870,821)      ($ 2,453,241)      ($3,466,755)      ($ 3,949,017)
                                         ===========       ============       ===========       ============

Assets:
     Brokerage                           $         0       $  4,599,315       $         0       $  4,599,315
     Investment banking                      378,000          1,355,207           378,000          1,355,207
     Corporate                             2,686,482         10,688,221         2,686,482         10,688,221
     Other                                   373,638            474,908           373,638            474,908
                                         -----------       ------------       -----------       ------------
Total assets                             $ 3,438,120       $ 17,117,651       $ 3,438,120       $ 17,117,651
                                         ===========       ============       ===========       ============


                                 VFINANCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2001
                                   (unaudited)



8.       NET CAPITAL AND RESERVE REQUIREMENTS

     The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires the maintenance of minimal net capital and requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. As of June 30, 2001, the net capital positions of the Company's broker-dealer subsidiaries were as follows:

                                                           JUNE 30, 2001
                                                           -------------

      vFinance Investments, Inc.
         Ratio of aggregate indebtedness to net capital            991%
         Net capital                                          $343,260
         Required net capital                                 $250,000

      First Level Capital, Inc.
          Ratio of aggregate indebtedness to net capital           275%
          Net capital                                         $146,797
          Required net capital                                $100,000

      vFinance Capital, L.C
          Ratio of aggregate indebtedness to net capital            19%
          Net capital                                         $135,742
          Required net capital                                $  5,000



     VFI, LVL and VFC are exempt from the provisions of Rule 15c3-3, since they clear all transactions with and for customers on a fully-disclosed basis with clearing brokers.

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


9.       SUBSEQUENT EVENTS

     On July 6, 2001, the Company granted to each of Leonard J. Sokolow, President and Chief Executive Officer, and Timothy Mahoney, Chairman of the Board of Directors and Chief Operating Officer, 500,000 stock options in connection with certain stock option agreements that were part of their respective employment agreements. The stock options were granted at an exercise price of $.625 and were exercisable over a three-year period, beginning on July 6, 2001. No compensation expense was recognized related to these stock options in the three or six months ended June 30, 2000 or 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE
                        THREE MONTHS ENDED JUNE 30, 2000

                                       AND

                 SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE
                         SIX MONTHS ENDED JUNE 30, 2000

STATEMENTS OF OPERATIONS

Operating revenues were $3,019,936 for the three months ended June 30, 2001, as compared to $1,342,726 for the comparable period in 2000, an increase of $1,677,210, or 124%. Operating revenues were $8,908,547 for the six months ended June 30, 2001, as compared to $1,968,145 for the comparable period in 2000, an increase of $6,940,402, or 352%. The increases noted above were primarily a result of the Colonial and NWH mergers, which were each consummated on January 4, 2001

Cost of revenues were $2,180,059 for the three months ended June 30, 2001, as compared to $930,243 for the comparable period in 2000, an increase of $1,249,816, or 134%. Cost of revenues were $5,654,946 for the six months ended June 30, 2001, as compared to $1,202,997 for the comparable period in 2000, an increase of $4,451,949, or 370%. The increases in cost of revenues are primarily attributed to the Colonial and NWH mergers.

General and administrative expenses were $1,984,252 and $4,348,008 for the three and six months ended June 30, 2001, as compared to $293,183 and $509,317 for the comparable periods in 2000, reflecting increases of $1,691,069 and $3,838,691, respectively. The increases in general and administrative expenses are primarily attributed to the Colonial and NWH mergers

The net loss on trading securities was $67,029 and $84,408 for the three and six months ended June 30, 2001, as compared to none for the comparable periods in 2000. The increases were primarily due to the sale of certain securities at prices less than the fair value in prior periods.

Professional fees were $246,534 and $578,849 for the three and six months ended June 30, 2001, as compared to $96,188 and $221,802 for the comparable periods in 2000, reflecting increases of $150,346 and $357,047, respectively. The increases were primarily due to an increase in legal and accounting fees in association with the preparation of various regulatory filings, and certain ongoing legal matters.

The provision for bad debts was $73,715 and $123,715 for the three and six months ended June 30, 2001, as compared to $15,000 for the comparable periods in 2000, reflecting increases of $58,715 and $108,715, respectively. The Company provides for credit losses at the time it believes accounts receivable may not be collectible. Such evaluation is made and recorded on a monthly basis. Credit losses have not exceeded management's expectations.

The net unrealized loss on investments held for trading and stock purchase warrants was $354,893 and $1,149,648 for the three and six months ended June 30, 2001, as compared to none for the comparable periods in 2000. The increases were primarily due to a decrease in the market value of certain investments held by the Company in conjunction with equity instruments received from various investment banking clients.

Depreciation and amortization was $477,195 and $828,490 for the three and six months ended June 30, 2001, as compared to $15,311 and $25,818 for the comparable periods in 2000, reflecting increases of $461,884 and $802,672, respectively. The increases were primarily due to goodwill amortization expense of $150,348 and $305,884, respectively, for three and six months ended June 30, 2001 in connection with the Colonial and NWH mergers and amortization of employee forgivable loans of $123,394 and $259,824, respectively, for three and six months ended June 30, 2001.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



STATEMENTS OF OPERATIONS (CONTINUED)

Stock based compensation expense was $89,500 for the three and six months ended June 30, 2001, as compared to $1,863,622 and $3,459,966 for the comparable periods in 2000, reflecting decreases of $1,774,122 and $3,370,466, respectively. The decreases were primarily a result of certain deferred compensation being fully amortized in 2000.

Interest and dividend income was $86,763 and $204,929 for the three and six months ended June 30, 2001, as compared to $27,458 and $28,611 for the comparable periods in 2000, reflecting increases of $59,305 and $176,318, respectively. These increases primarily relate to greater proceeds earned on the Company's asset balances held with various financial institutions.

LIQUIDITY AND CAPITAL RESOURCES

The Company had ($951,968) of cash and cash equivalents at June 30, 2001. For the six months ended June 30, 2001, net cash used in operating activities was $4,725,184 as compared to net cash provided by operating activities of $55,370 for the six months ended June 30, 2000. Net cash used in operating activities for the six months ended June 30, 2001 primarily resulted from the Company's net loss of $3,760,268, a decrease in accounts payable and accrued liabilities of $381,157 and an increase in other assets of $337,298, whereas net cash provided by operating activities for the six months ended June 30, 2000 primarily related to a decrease in accounts receivable of $18,099.

Net cash used in investing activities was $1,608,834 for the six months ended June 30, 2001, as compared to $53,553 for the six months ended June 30, 2000. In the six months ended June 30, 2001, net cash used in investing activities primarily related to $1,233,335 in cash paid to certain shareholders of the Colonial and NWH mergers and the purchase of $201,140 of equipment. In the six months ended June 30, 2000, net cash used in investing activities related to the purchase of equipment.

Net cash used in financing activities was $72,021 for the six months ended June 30, 2001, as compared to net cash provided by financing activities of $2,730,236 for the six months ended June 30, 2000. In the six months ended June 30, 2001, such uses primarily related to the payment of certain debt obligations offset by the inflow of cash from certain borrowings under a line of credit. In the six months ended June 30, 2000, net cash provided by financing activities was primarily a result of proceeds from the Company's private placement.

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

     Pursuant to the NWH Merger Agreement, the Company acquired from the Sellers all the issued and outstanding shares of NWH Common Stock and warrants of NWH in exchange for (i) 1,700,000 unregistered shares ("NWH Merger Shares") of the Company's common stock, par value $.01 per share ("Company Common Stock"), of which (A) 1,200,000 of the NWH Merger Shares were issued on a pro rata basis to the Sellers based on their relative ownership of NWH Common Stock, and (B) 500,000 of the NWH Merger Shares were placed in escrow for a term of six months subject to offset by the Company to cover losses or damages to the Company due to breaches by the Sellers of their representations, warranties or covenants contained in the NWH Merger Agreement (any NWH Merger Shares remaining in the escrow which have not been offset at the expiration of the six month term of the escrow arrangement are to be released on a pro rata basis to the Sellers based on their relative ownership of NWH Common Stock immediately prior to the NWH Merger Closing Date), (ii) options to purchase 575,000 shares of Company Common Stock which have an exercise price of $2.25 per share and an expiration date of five (5) years from the NWH Merger Closing Date.

     Pursuant to the NWH merger agreement, the Company allocated, in its own discretion, an aggregate of 260,000 options to key personnel (excluding Sellers) of First Level Capital, Inc., a wholly-owned subsidiary of NWH, after the NWH Merger Closing Date, to acquire shares of Company Common Stock at $2.25 per share upon such terms and conditions set forth in the NWH Merger Agreement. The holders of the shares of Company Common Stock underlying the options were granted certain piggyback registration rights with respect to those shares of Company Common Stock.

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

     On June 1, 2000, the Company granted Leonard J. Sokolow options to purchase up to 500,000 shares of Common Stock, which vest over a three-year period and expire on June 1, 2005. The options issued to Mr. Sokolow were exempt from registration pursuant to Section 4(2) of the Securities Act. On January 1, 2001, Mr. Sokolow forfeited the 500,000 options by signing an Options Cancellation Agreement with the Company. On July 6, 2001, the Company granted Leonard J. Sokolow options to purchase up to 500,000 shares of Common Stock, which vest over a three-year period and expire on July 6, 2006. The options issued to Mr. Sokolow were exempt from registration pursuant to Section 4(2) of the Securities Act.

     On June 1, 2000, the Company granted Timothy Mahoney options to purchase up to 500,000 shares of Common Stock, which vest over a three-year period and expire on June 1, 2005. The options issued to Mr. Mahoney were exempt from registration pursuant to Section 4(2) of the Securities Act. On January 1, 2001, Mr. Mahoney forfeited the 500,000 options by signing an Options Cancellation Agreement with the Company. On July 6, 2001, the Company granted Timothy Mahoney options to purchase up to 500,000 shares of Common Stock, which vest over a three-year period and expire on July 6, 2006. The options issued to Mr. Mahoney were exempt from registration pursuant to
     Section 4(2) of the Securities Act.

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

         None

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

         Signature                                  Title                                     Date
    ---------------------                   ---------------------                        -------------
By: /s/ LEONARD J. SOKOLOW          Chief Executive Officer and President                 August 14, 2001
    ---------------------------     (Principal Executive Officer)
       Leonard J. Sokolow

By: /s/ D. CARR MOODY               Chief Financial Officer and Secretary                 August 14, 2001
    ---------------------------     (Principal Financial and Chief Accounting
       D. Carr Moody                Officer)