Form 10QSB/A
period 2001-06-30
VFINANCE COM
filed 2001-08-16
CIK 890285

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

                                 VFINANCE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                             DECEMBER 31,         JUNE 30,
                                                                 2000               2001
                                                            ------------       ------------
ASSETS:
 Cash and cash equivalents                                  $  5,454,071       $  1,896,136
 Due from clearing broker                                             --          1,321,150
 Investments in trading securities                               350,074          1,118,423
 Accounts receivable, net of allowance for doubtful
  accounts of $10,769 and $120,881, respectively                 269,010            245,108
 Forgivable loans - employees, current portion                        --            367,992
 Notes receivable - employees                                    149,666            149,667
 Prepaid expenses and other current assets,
  including restricted cash of $199,375                           62,041            289,790
                                                            ------------       ------------
  Total Current Assets                                         6,284,862          5,388,266
                                                            ------------       ------------

Furniture and equipment, at cost:
 Furniture and equipment                                         158,326          1,453,992
 Internal use software                                           113,080            113,081
                                                            ------------       ------------
                                                                 271,406          1,567,073
Less accumulated depreciation                                   (120,719)          (742,359)
                                                            ------------       ------------
 Net furniture and equipment                                     150,687            824,714
                                                            ------------       ------------

Other Assets:
 Forgivable loans - employees                                         --          1,195,154
 Deposits                                                         14,647            493,636
 Goodwill, net of accumulated amortization
  of $16,324 and $322,208, respectively                           17,624          9,017,267
 Deferred tax asset                                                   --             97,484
 Other assets                                                    204,024            101,130
                                                            ------------       ------------
  TOTAL ASSETS                                              $  6,671,844       $ 17,117,651
                                                            ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
 Accounts payable and accrued liabilities                   $    587,487       $  2,918,087
 Securities sold, not yet purchased                                   --            549,103
 Lines of credit                                                      --            297,656
 Subordinated promissory notes                                        --            650,000
 Notes payable, current portion                                       --            819,428
 Capital lease obligations, current portion                           --             40,874
 Other                                                                --             21,647
                                                            ------------       ------------
  Total Current Liabilities                                      587,487          5,296,795
                                                            ------------       ------------

Other Liabilities:
 Commitments and contingencies                                        --            200,000
 Notes payable                                                        --                 --
 Capital lease obligations                                            --             14,010
 Deferred tax liability                                               --            145,000

Shareholders' Equity:
 Preferred stock, $0.01 par value, 2,500,000 shares
  authorized; none and 172,500 issued and
  outstanding, respectively                                           --              1,725
 Common stock, $0.01 par value, 25,000,000 shares
  authorized; 14,982,178 and 22,612,178 shares issued,
  respectively, and 14,982,178 and 19,601,067
  outstanding, respectively                                      149,822            226,122
 Additional paid-in-capital on preferred stock                        --          1,662,025
 Additional paid-in-capital on common stock                   12,441,008         19,829,307
 Deferred compensation                                          (127,206)          (107,406)
 Accumulated deficit                                          (4,212,499)        (7,972,767)
                                                            ------------       ------------
                                                               8,251,125         13,639,006
Less treasury stock                                           (2,166,768)        (2,177,160)
                                                            ------------       ------------
 Total Shareholders' Equity                                    6,084,357         11,461,846
                                                            ------------       ------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $  6,671,844       $ 17,117,651
                                                            ============       ============


                                 VFINANCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                       THREE MONTHS                          SIX MONTHS
                                                      ENDED JUNE 30,                        ENDED JUNE 30,
                                               ------------------------------       ------------------------------
                                                   2000               2001              2000               2001
                                               -----------       ------------       -----------       ------------
Revenues:
 Commissions - agency                                   --       $  1,455,546                --       $  3,394,475
 Commissions - principal                                --          1,005,158                --          2,599,121
 Success fees                                      957,400            170,337         1,221,400          1,939,335
 Consulting and retainers                          321,000            163,406           612,966            436,206
 Other brokerage related income                         --            139,088                --            303,715
 Other                                              64,326             86,401           133,779            235,695
                                               -----------       ------------       -----------       ------------
TOTAL REVENUES                                   1,342,726          3,019,936         1,968,145          8,908,547
                                               -----------       ------------       -----------       ------------

COST OF REVENUES:
 Commissions                                            --          1,578,979                 --         3,691,719
 Clearing and transaction costs                         --            580,704                --          1,238,041
 Success                                           779,281                 --           965,224            651,976
 Consulting and retainers                          150,962              9,000           237,773             46,000
 Other                                                  --             11,376                --             27,210
                                               -----------       ------------       -----------       ------------
TOTAL COST OF REVENUES                             930,243          2,180,059         1,202,997          5,654,946
                                               -----------       ------------       -----------       ------------
GROSS PROFIT                                       412,483            839,877           765,148          3,253,601
                                               -----------       ------------       -----------       ------------

OTHER EXPENSES:
 General and administrative                        293,183          1,984,252           509,317          4,348,008
 Net loss on trading securities                         --             67,029                --             84,408
 Professional fees                                  96,188            246,534           221,802            578,849
 Provision for bad debts                            15,000             73,715            15,000            123,715
 Net unrealized loss on investments held
  for trading and stock purchase warrants               --            354,893                --          1,149,648
 Depreciation and amortization                      15,311            477,195            25,818            721,339
 Amounts forgiven under forgivable loans                --                 --                --            107,151
 Stock based compensation expense                1,863,622             89,500         3,459,966             89,500
                                               -----------       ------------       -----------       ------------
Total other expenses                             2,283,304          3,293,118         4,231,903          7,202,618
                                               -----------       ------------       -----------       ------------
Loss from operations                             1,870,821          2,453,241         3,466,755          3,949,017

Loss on sale of property                                --             14,071                --             16,180
Interest and dividend income                       (27,458)           (86,763)          (28,611)          (204,929)
                                               -----------       ------------       -----------       ------------
Loss before provision for income taxes         $ 1,843,363       $  2,380,549       $ 3,438,144       $  3,760,268

Provision for income taxes                              --                 --                --                 --
                                               -----------       ------------       -----------       ------------
Net Loss                                       $ 1,843,363       $  2,380,549       $ 3,438,144       $  3,760,268

Less: Preferred stock dividend                          --             30,625                --             61,250
                                               -----------       ------------       -----------       ------------
Loss available to common stockholders          $ 1,843,363       $  2,411,174       $ 3,438,144       $  3,821,518
                                               ===========       ============       ===========       ============
LOSS PER SHARE:
 Basic                                         $      0.19       $       0.12       $      0.38       $       0.20
                                               ===========       ============       ===========       ============
Weighted average number of common
 shares used in computing basic loss
 per share                                       9,630,181         19,514,421         9,022,404         19,297,313
                                               ===========       ============       ===========       ============
 Diluted                                       $      0.19       $       0.12       $      0.38       $       0.20
                                               ===========       ============       ===========       ============
Weighted average number of common
 shares used in computing diluted loss
 per share                                       9,630,181         19,514,421         9,022,404         19,297,313
                                               ===========       ============       ===========       ============




                            SEE ACCOMPANYING NOTES.

                                 VFINANCE, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                      ADDITIONAL   ADDITIONAL
                            PREFERRED STOCK        COMMON STOCK        PAID-IN      PAID-IN
                            ----------------   --------------------    CAPITAL      CAPITAL       DEFERRED     ACCUMULATED
                            SHARES    AMOUNT     SHARES     AMOUNT      COMMON     PREFERRED    COMPENSATION     DEFICIT
                            -------   ------   ----------   -------   ----------   ----------   ------------   -----------
Balances at December 31,
 1999                            --      --     9,099,400    90,994    5,097,410          --    (4,760,452)      (300,850)
Issuance of common shares
 in connection with
 private placement (net of
 cash issuance costs of
 $1,071,342 and non cash
 issuance costs of
 $361,333)                       --      --     2,333,334    23,334    5,905,324          --            --             --
Purchase of treasury stock       --      --            --        --           --          --            --             --
Issuance of common shares
 in connection with
 services rendered               --      --       538,333     5,383    2,539,361          --      (280,000)            --
Change in per share fair
 value of common shares
 under restricted stock
 performance plan (First
 Tranche Shares)                 --      --            --        --   (3,740,872)         --     3,740,872             --
Amortization of deferred
 compensation under
 restricted stock
 performance plan (First
 Tranche Shares)                 --      --            --        --           --          --       675,813             --
Issuance of common shares
 under the restricted
 stock performance plan
 (Second Tranche Shares)         --      --     3,011,111    30,111    7,498,667          --    (7,528,778)            --
Change in per share fair
 value of common shares
 under restricted stock
 performance plan (Second
 Tranche Shares)                 --      --            --        --   (4,987,665)         --     4,987,665             --
Rescission of common
 shares under the
 restricted stock
 performance plan (Second
 Tranche Shares)                 --      --            --        --           --          --     2,159,946             --
Issuance of compensatory
 stock options and stock
 purchase warrants               --      --            --        --      128,783          --      (128,783)            --
Amortization of deferred
 compensation (Second
 Tranche Shares)                 --      --            --        --           --          --       381,167             --
Amortization of deferred
 compensation                    --      --            --        --           --          --       625,344             --
Net loss                         --      --            --        --           --          --            --     (3,911,649)
                            -------   -----    ----------   -------   ----------   ---------      --------     ----------
Balances at December 31,
 2000                            --      --    14,982,178   149,822   12,441,008          --      (127,206)    (4,212,499)
Issuance of shares in
 conjunction with
 acquisition of NW
 Holdings, Inc.             172,500   1,725     1,700,000    17,000    1,697,750          --            --             --
Issuance of shares in
 conjunction with
 acquisition of Colonial         --      --     5,750,000    57,500    5,631,050   1,723,275            --             --
Accrued dividends payable
 on preferred shares             --      --            --        --           --     (30,625)           --             --
Net loss                         --      --            --        --           --          --            --     (1,379,719)
                            -------   -----    ----------   -------   ----------   ---------      --------     ----------
Balances at March 31, 2001  172,500   1,725    22,432,178   224,322   19,769,808   1,692,650      (127,206)    (5,592,218)
Issuance of common shares
 in connection with legal
 settlements                     --      --       180,000     1,800       67,900          --            --             --
Private placement post
 effective amendment
 issuance costs                  --      --            --        --       (8,401)         --            --             --
Accrued dividends payable
 on preferred shares             --      --            --        --           --     (30,625)           --             --
Amortization of deferred
 compensation                    --      --            --        --           --          --        19,800             --
Purchase of treasury stock       --      --            --        --           --          --            --             --
Net Loss                         --      --            --        --           --          --            --     (2,380,549)
                            -------   -----    ----------   -------   ----------   ---------      --------     ----------
Balances at June 30, 2001   172,500   1,725    22,612,178   226,122   19,829,307   1,662,025      (107,406)    (7,972,767)
                            =======   =====    ==========   =======   ==========   =========      ========     ==========












































                             TREASURY    SHAREHOLDERS'
                              STOCK         EQUITY
                            ----------   -------------
Balances at December 31,
 1999                               --       127,102
Issuance of common shares
 in connection with
 private placement (net of
 cash issuance costs of
 $1,071,342 and non cash
 issuance costs of
 $361,333)                          --     5,928,658
Purchase of treasury stock      (6,822)       (6,822)
Issuance of common shares
 in connection with
 services rendered                  --     2,264,744
Change in per share fair
 value of common shares
 under restricted stock
 performance plan (First
 Tranche Shares)                    --            --
Amortization of deferred
 compensation under
 restricted stock
 performance plan (First
 Tranche Shares)                    --       675,813
Issuance of common shares
 under the restricted
 stock performance plan
 (Second Tranche Shares)            --            --
Change in per share fair
 value of common shares
 under restricted stock
 performance plan (Second
 Tranche Shares)                    --            --
Rescission of common
 shares under the
 restricted stock
 performance plan (Second
 Tranche Shares)            (2,159,946)           --
Issuance of compensatory
 stock options and stock
 purchase warrants                  --            --
Amortization of deferred
 compensation (Second
 Tranche Shares)                    --       381,167
Amortization of deferred
 compensation                       --       625,344
Net loss                            --    (3,911,649)
                            ----------    ----------
Balances at December 31,
 2000                       (2,166,768)    6,084,357
Issuance of shares in
 conjunction with
 acquisition of NW
 Holdings, Inc.                     --     1,716,475
Issuance of shares in
 conjunction with
 acquisition of Colonial            --     7,411,825
Accrued dividends payable
 on preferred shares                --       (30,625)

Net loss                            --    (1,379,719)
                            ----------    ----------
Balances at March 31, 2001  (2,166,768)   13,802,313
Issuance of common shares
 in connection with legal
 settlements                        --        69,700
Private placement post
 effective amendment
 issuance costs                     --        (8,401)
Accrued dividends payable
 on preferred shares                --       (30,625)
Amortization of deferred
 compensation                       --        19,800
Purchase of treasury stock     (10,392)      (10,392)
Net Loss                            --    (2,380,549)
                            ----------    ----------
Balances at June 30, 2001   (2,177,160)   11,461,846
                            ==========    ==========

                                 VFINANCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                     -----------------------------
                                                                                         2000              2001
                                                                                     -----------       -----------
OPERATING ACTIVITIES

Net (loss)                                                                           $(3,438,144)      $(3,760,268)

Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:

  Depreciation and amortization                                                           25,818           721,339
  Bad debts                                                                               15,000           120,881
  Amounts forgiven under forgivable loans                                                     --           359,568
  Repayment of notes receivable, employees                                                    --            92,445
  Unrealized loss on trading securities                                                       --         1,040,469
  Unrealized gain on trading securities                                                       --          (200,911)
  Unrealized loss on stock purchase warrants                                                  --            21,500
  Unrealized gain on stock purchase warrants                                                  --            (2,550)
  Realized loss on sale of trading securities                                                 --            95,723
  Stock based compensation expense                                                     3,459,966            89,500
  Loss on sale of equipment                                                                   --            16,180
  Changes in assets and liabilities:
    Due from clearing broker                                                                  --          (375,784)
    Securities owned, market value                                                      (180,000)          162,051
    Accounts receivable                                                                   18,099            21,228
    Forgivable loans                                                                          --            12,875
    Prepaids and other current assets                                                         --           (85,218)
    Other assets                                                                          (5,812)         (337,298)
    Accounts payable and accrued liabilities                                             182,157          (381,157)
    Advanced client costs                                                                (14,651)               --
    Securities sold, not yet purchased                                                        --           512,347
    Deferred revenues                                                                     (7,063)               --
                                                                                     -----------       -----------
Net cash provided by (used in) operating activities                                       55,370        (1,877,080)

INVESTING ACTIVITIES
  Purchase of equipment                                                                  (53,553)         (201,140)
  Proceeds from sale of equipment                                                             --            11,500
  Purchase of businesses                                                                      --        (1,233,335)
  Merger transaction costs                                                                    --          (185,859)
                                                                                     -----------       -----------
Net cash used in investing activities                                                    (53,553)       (1,608,834)

FINANCING ACTIVITIES
  Borrowings under line of credit                                                             --            63,504
  Payment of long-term debt                                                                   --           (66,790)
  Proceeds from issuance of common stock,
   net of registration costs                                                           2,902,822                --
  Payment of capital lease obligations                                                        --            (8,343)
  Repayment of shareholders loans                                                             --           (50,000)
  Purchase of treasury stock                                                                  --           (10,392)
  Distributions to partners                                                             (172,586)               --
                                                                                     -----------       -----------
Net cash provided by (used in) financing activities                                    2,730,236           (72,021)

Increase (decrease) in cash and cash equivalents                                       2,732,053        (3,557,935)
Cash and cash equivalents at beginning of year                                           228,484         5,454,071
                                                                                     -----------       -----------
Cash and cash equivalents at end of period                                           $ 2,960,537       $ 1,896,136
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

     2.   GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will apply the non-amortization provisions and perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what effect, if any, the Statement will have on the financial statements of the Company.

     3.   ACQUISITIONS


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



                          Three Months Ended June 30,       Six Months Ended June 30,
                         ----------------------------      ----------------------------
                            2000             2001             2000             2001
                         -----------      -----------      -----------      -----------
     Revenues            $ 5,940,250      $ 3,019,936      $16,042,970      $ 8,908,547

     Net loss            $ 3,061,591      $ 2,380,549      $ 4,295,812      $ 3,760,268

     Loss per share      $      0.22      $      0.12      $      0.32      $      0.20

     Total assets        $13,230,146      $17,117,651      $13,230,146      $17,117,651





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

     A summary of the stock option activity for the six months ended June 30, 2001 is as follows:


                                                     Weighted Average                                Exercise Price
                                                      Exercise Price      Number of Shares             Per Option
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
                                                                          =====================



                                 VFINANCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2001
                                   (unaudited)




5.   STOCKHOLDER'S EQUITY (CONTINUED)


     A summary of the stock purchase warrant activity for the six months ended June 30, 2001 is as follows:



                                                      Weighted Average                                Exercise Price
                                                       Exercise Price         Number of Shares          Per Warrant
                                                    ---------------------   --------------------   --------------------

Outstanding warrants at December 31, 2000                          $5.81               2,296,666      $2.50 - $7.20
   Granted                                                         $2.25                 585,000          $2.25
   Canceled                                                        $3.00              (1,166,667)         $3.00
                                                                            --------------------
Outstanding warrants at June 30, 2001                                                  1,714,999
                                                                            ====================


     The following table summarizes information concerning stock options outstanding at June 30, 2001:

                  0.63            2,040,000
                  1.00              920,000
                  2.25              828,002
                  2.50               75,000
                  3.00              210,000
                  3.25              100,000
                  4.00              220,000
                  4.13               30,000
                  4.25               75,000
                  4.50                5,000
                  5.00              260,000
                  5.63               50,000
                  6.00               15,000
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

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts) for the three months and six months ended June 30, 2000 and 2001:


                                                Three Months Ended                 Six Months Ended
                                                     June 30,                          June 30,
                                           ----------------------------      -----------------------------
                                             2000              2001              2000             2001
                                         ------------      ------------      ------------      -----------
     Numerator:
     Net loss                            $  1,843,363      $  2,380,549      $  3,438,144      $ 3,760,268

     Less: Preferred stock dividend                --            30,625                --           61,250
                                         ------------      ------------      ------------      -----------
     Loss available to common
      Stockholders                       $  1,843,363      $  2,411,174      $  3,438,144      $ 3,821,518
                                         ============      ============      ============      ===========

     Denominator:
      Denominator for basic
      earnings per share-
      weighted average shares               9,630,181        19,514,421         9,022,404       19,297,313

     Effect of dilutive securities:
      Options                                      --                --                --               --
      Warrants                                     --                --                --               --
                                         ------------      ------------      ------------      -----------
     Dilutive potential common
       shares                                      --                --                --               --
                                         ------------      ------------      ------------      -----------
      Denominator for diluted
      earnings per share- adjusted
      weighted average shares               9,630,181        19,514,421         9,022,404       19,297,313
                                         ============      ============      ============      ===========
     Pro forma basic
       loss per share                    $        .19      $        .12      $        .38      $       .20
                                         ============      ============      ============      ===========
     Pro forma diluted
       loss per share                    $        .19      $        .12      $        .38      $       .20
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



                                           Three months ended June 30,           Six months ended June 30,
                                         ------------------------------       ------------------------------
                                            2000               2001              2000               2001
                                         -----------       ------------       -----------       ------------
Revenues:
     Brokerage                           $         0       $  2,599,791       $         0       $  6,297,310
     Investment banking                    1,010,200            170,337         1,221,400          1,939,335
     Other                                   332,526            249,808           746,745            671,902
                                         -----------       ------------       -----------       ------------
Total revenue                            $ 1,342,726       $  3,019,936       $ 1,968,145       $  8,908,547
                                         ===========       ============       ===========       ============

Net (income) loss:

     Brokerage                           $         0       $    843,053       $         0       $  1,432,182
     Investment banking                      102,379            149,610            96,785             25,755
     Corporate                             1,765,476          1,418,633         3,477,847          2,301,179
     Other                                   (24,492)           (30,747)         (136,488)             1,152
                                         -----------       ------------       -----------       ------------
Net loss                                 $ 1,843,363       $  2,380,549       $ 3,438,144       $  3,760,268
                                         ===========       ============       ===========       ============

Assets:
     Brokerage                           $         0       $  4,599,315       $         0       $  4,599,315
     Investment banking                      378,000          1,355,207           378,000          1,355,207
     Corporate                             2,686,482         10,688,221         2,686,482         10,688,221
     Other                                   373,638            474,908           373,638            474,908
                                         -----------       ------------       -----------       ------------
Total assets                             $ 3,438,120       $ 17,117,651       $ 3,438,120       $ 17,117,651
                                         ===========       ============       ===========       ============


                                 VFINANCE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2001
                                   (unaudited)




9.       NET CAPITAL AND RESERVE REQUIREMENTS


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



10.       SUBSEQUENT EVENTS


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


Depreciation and amortization was $477,195 and $721,339 for the three and six months ended June 30, 2001, as compared to $15,311 and $25,818 for the comparable periods in 2000, reflecting increases of $461,884 and $695,521, respectively. The increases were primarily due to goodwill amortization expense of $150,348 and $305,884, respectively, for three and six months ended June 30, 2001 in connection with the Colonial and NWH mergers and amortization of employee forgivable loans of $123,394 and $259,824, respectively, for three and six months ended June 30, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES


The Company had $1,896,136 of cash and cash equivalents at June 30, 2001. For the six months ended June 30, 2001, net cash used in operating activities was $1,877,080 as compared to net cash provided by operating activities of $55,370 for the six months ended June 30, 2000. Net cash used in operating activities for the six months ended June 30, 2001 primarily resulted from the Company's net loss of $3,760,268, a decrease in accounts payable and accrued liabilities of $381,157 and an increase in other assets of $337,298, whereas net cash provided by operating activities for the six months ended June 30, 2000 primarily related to a decrease in accounts receivable of $18,099.


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


The Company anticipates that it will need additional debt or equity financing in order to carry out its long-term business strategy. Such strategy may be financed by bank borrowings, public offerings, or private placements of equity or debt securities, or a combination of the foregoing. There are no assurances that the Company will be able to attract such debt or equity financing.


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

     Pursuant to the terms of the Colonial Merger Agreement, each issued and outstanding share of Colonial Common Stock (other than those shares of Colonial Common Stock specifically excluded under the Colonial Merger Agreement) was converted into 1.3092 fully paid and nonassessable shares of the common stock, par value $.01 per share, of the Company ("Company Common Stock") equal to an aggregate of 5,750,000 shares ("Colonial Merger Shares") of the Company Common Stock. The Colonial Merger Shares were issued on a pro rata basis to the Shareholders based on their relative ownership of Colonial Common Stock, except for twenty percent (20%) of the

     Majority Shareholders' pro rata share of the Colonial Merger Shares which were placed in escrow for a term of six months subject to offset by the Company to cover losses or damages to the Company due to breaches by the Majority Shareholders of their representations, warranties or covenants contained in the Colonial Merger Agreement. The Company has made a claim of offset seeking a return of all such Colonial Merger Shares held in such escrow to cover certain losses or damages to the Company due to breaches by the Majority Shareholders of their representations, warranties or covenants contained in the Colonial Merger Agreement.

     In addition, each issued and outstanding share of Series A Convertible Preferred Stock of Colonial ("Colonial Series A Preferred Stock") (other than those shares of Colonial Series A Preferred Stock specifically excluded under the Colonial Merger Agreement) was converted into one (1) fully paid and nonassessable share of Series A Convertible Preferred Stock of the Company ("Company Series A Preferred Stock") equivalent in rights and preferences to the Colonial Series A Preferred Stock. In the aggregate, all of the issued and outstanding shares of Colonial Series A Preferred Stock were converted into 122,500 shares of Company Series A Preferred Stock. The Series A Preferred Stock prescribes for a dividend, which may be paid quarterly at the Board of Directors discretion. The dividend is cumulative, in arrears. As of June 30, 2001, the Company had dividends payable of $61,250 to its Series A preferred shareholders.



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

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION


     On April 2, 2001, Michael E. Golden, the former President of First Colonial Securities Group, Inc. and a minority shareholder in the Company, was terminated for cause by the Board of Directors of the Company.



     On May 2, 2001, the Company, Colonial Direct Financial Group, Inc., a Delaware corporation ("Colonial Direct"), vFinance Investments, Inc., a New Jersey corporation and formerly known as First Colonial Securities Group, Inc. ("Investments"), vFinance Investments Holdings, Inc., a Florida corporation and a newly formed wholly owned subsidiary of the Company ("Holdings"), and First Level Capital, Inc., a Florida corporation ("First Level"), entered into an Agreement and Plan of Merger whereby (i) First Level would become a wholly owned subsidiary of Holdings after the Company transfers all of the capital stock of First Level to Holdings, (ii) Holdings would acquire all the issued and outstanding capital stock of Investments from Colonial Direct in exchange for Holding's assumption of loans in the aggregate amount of $856,000 made by the Company to Colonial Direct, (iii) Investments would be merged with and into First Level, and
     (iv) the name of First Level would be changed to vFinance Investments, Inc. The merger has been approved by the National Association of Securities Dealers ("NASD"), but has not been formally consummated by the Company.


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


         Signature                                  Title                                     Date
    ---------------------                   ---------------------                        -------------
By: /s/ LEONARD J. SOKOLOW          Chief Executive Officer and President                 August 15, 2001
    ---------------------------     (Principal Executive Officer)
       Leonard J. Sokolow

By: /s/ D. CARR MOODY               Chief Financial Officer and Secretary                 August 15, 2001
    ---------------------------     (Principal Financial and Chief Accounting
       D. Carr Moody                Officer)