Form 10QSB
period 2001-09-30
VFINANCE COM
filed 2001-11-14
CIK 890285

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (MARK ONE)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD _____________ TO _________________

                        COMMISSION FILE NUMBER 1-11454-03

                               VFINANCE.COM, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                          58-1974423
--------------------------------                      -------------------------
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2001:

                                   20,050,667

Transitional Small Business Disclosure Format (Check one): Yes [X]; No [ ]

                                      INDEX
                               VFINANCE.COM, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets - December 31, 2000 and September 30, 2001 (Unaudited).

Consolidated Statements of Operations for the three months and nine months ended September 30, 2000 and 2001 (Unaudited).

Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 2001 (Unaudited).

Notes to Consolidated Financial Statements (Unaudited).


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

These forward-looking statements involve estimates, assumptions, and uncertainties, and, accordingly, actual results may differ materially from those expressed in the forward-looking statements. These uncertainties include, among others, the following: (i) our potential inability to receive success fees as a result of transactions not being completed, (ii) a general decrease in merger and acquisition activities, (iii) increased competition from business development portals, management consultants and investment banks, (iv) technological changes, (v) our potential inability to implement our growth strategy through acquisitions or joint ventures, and (vi) our potential inability to secure additional debt or equity financing.

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

                               VFINANCE.COM, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                       (UNAUDITED)
                                                                 DECEMBER 31,          SEPTEMBER 30,
                                                                    2000                   2001
                                                                ------------           ------------
ASSETS:
 Cash and cash equivalents                                      $  5,454,071           $    861,722
 Restricted cash                                                          --                200,000
 Due from clearing broker                                                 --                959,675
 Investments in trading securities                                   350,074                741,030
 Accounts receivable, net of allowance for doubtful
  accounts of $10,769 and $159,662 respectively                      269,010                284,711
 Forgivable loans - employees, current portion                            --                376,095
 Notes receivable - employees                                        149,666                226,216
 Prepaid expenses and other current assets                            62,041                 78,290
                                                                ------------           ------------
  Total Current Assets                                             6,284,862              3,727,739

Furniture and equipment, at cost:

 Furniture and equipment                                             158,326              1,437,076
 Internal use software                                               113,080                146,834
                                                                ------------           ------------
                                                                     271,406              1,583,910
Less accumulated depreciation                                       (120,719)              (806,692)
                                                                ------------           ------------

 Net furniture and equipment                                         150,687                777,218

 Forgivable loans - employees                                             --                893,092
 Goodwill, net of accumulated amortization
  of $16,324 and $480,062, respectively                               17,624              9,047,672
 Deferred tax asset                                                       --                 97,537
 Other assets                                                        218,671                199,982
                                                                ------------           ------------

  TOTAL ASSETS                                                  $  6,671,844           $ 14,743,240
                                                                ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

 Accounts payable                                               $    344,783           $  1,071,522
 Accrued liabilities                                                 242,704              1,705,894
 Securities sold, not yet purchased                                       --                 19,417
 Lines of credit                                                          --                297,656
 Subordinated promissory notes                                            --                650,000
 Notes payable, current portion                                           --                782,304
 Capital lease obligations, current portion                               --                 34,139
 Other                                                                    --                 27,647
                                                                ------------           ------------

  Total Current Liabilities                                          587,487              4,588,579

 Commitments and contingencies                                            --                200,000
 Capital lease obligations                                                --                  3,150
 Deferred tax liability                                                   --                145,000

Shareholders' Equity:

 Preferred stock, $0.01 par value, 2,500,000 shares
  authorized; none and 172,500 issued and
  outstanding, respectively                                               --                  1,725
 Common stock, $0.01 par value, 25,000,000 shares
  authorized; 14,982,178 and 23,062,178 shares issued,
  respectively, and 14,982,178 and 20,050,667
  outstanding, respectively                                          149,822                230,622
 Additional paid-in-capital on preferred stock                            --              1,631,400
 Additional paid-in-capital on common stock                       12,441,008             20,158,650
 Deferred compensation                                              (127,206)              (107,406)
 Accumulated deficit                                              (4,212,499)            (9,931,320)
                                                                ------------           ------------
                                                                   8,251,125             11,983,671
Less treasury stock                                               (2,166,768)            (2,177,160)
                                                                ------------           ------------
 Total Shareholders' Equity                                        6,084,357              9,806,511
                                                                ------------           ------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $  6,671,844           $ 14,743,240
                                                                ============           ============

                               VFINANCE.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS                            NINE MONTHS
                                                        ENDED SEPTEMBER 30,                    ENDED SEPTEMBER 30,
                                                --------------------------------        --------------------------------
                                                    2000                2001                2000                2001
                                                ------------        ------------        ------------        ------------
REVENUES:
 Commissions - agency                           $         --        $  1,084,051        $         --        $  4,478,526
 Commissions - principal                                  --           1,332,681                  --           3,931,802
 Success fees                                      1,227,189             245,750           2,196,189           2,185,085
 Consulting and retainers                            714,764             144,500           1,580,130             580,706
 Other brokerage related income                           --             124,540                  --             428,255
 Other                                               106,038              64,933             239,817             300,628
                                                ------------        ------------        ------------        ------------
TOTAL REVENUES                                     2,047,991           2,996,455           4,016,136          11,905,002
                                                ------------        ------------        ------------        ------------
COST OF REVENUES:
 Commissions                                              --           1,326,702                  --           5,018,421
 Clearing and transaction costs                           --             253,088                  --           1,491,129
 Success                                           1,221,238             134,358           2,186,462             786,334
 Consulting and retainers                            286,556                  --             524,329              46,000
 Other                                                    --              12,145                  --              39,355
                                                ------------        ------------        ------------        ------------
TOTAL COST OF REVENUES                             1,507,794           1,726,293           2,710,791           7,381,239
                                                ------------        ------------        ------------        ------------
GROSS PROFIT                                         540,197           1,270,162           1,305,345           4,523,763
                                                ------------        ------------        ------------        ------------

OTHER EXPENSES:
 General and administrative                          374,830           2,327,820             884,147           6,683,405
 Net loss on trading securities                           --              48,510                  --             132,918
 Professional fees                                   129,247             131,030             351,049             709,879
 Provision for bad debts                              30,000             110,198              45,000             233,913
 Net unrealized loss on investments held
  for trading and stock purchase warrants                 --             273,688                  --           1,423,336
 Depreciation and amortization                        10,530             222,188              36,348             683,708
 Amounts forgiven under forgivable loans                  --              89,613                  --             449,181
 Stock based compensation                            217,249              15,000           3,677,215             104,500
                                                ------------        ------------        ------------        ------------
Total other expenses                                 761,856           3,218,047           4,993,759          10,420,840
                                                ------------        ------------        ------------        ------------

Loss from operations                                (221,659)         (1,947,885)         (3,688,414)         (5,897,077)
Loss on sale of property                                  --                  --                  --             (16,180)
Interest and dividend income (expense)                50,868             (10,668)             79,477             194,261
                                                ------------        ------------        ------------        ------------

NET LOSS                                            (170,791)         (1,958,553)         (3,608,937)         (5,718,996)
                                                ============        ============        ============        ============

Less: Preferred stock dividend                            --              30,625                  --              91,875
                                                ------------        ------------        ------------        ------------
LOSS AVAILABLE TO COMMON STOCKHOLDERS           $   (170,791)       $ (1,989,178)       $ (3,608,937)       $ (5,810,871)
                                                ============        ============        ============        ============

Loss per share:
 Basic                                               ($0.02)              ($0.10)             ($0.38)            ($0.30)
                                                ============        ============        ============        ============
Weighted average number of common
 shares used in computing basic loss
 per share                                        10,768,201          19,758,380           9,608,584          19,474,872
                                                ============        ============        ============        ============

 Diluted                                             ($ 0.02)             ($0.10)             ($0.38)             ($0.30)
                                                ============        ============        ============        ============
Weighted average number of common
 shares used in computing diluted loss
 per share                                        10,768,201          19,758,380           9,608,584          19,474,872
                                                ============        ============        ============        ============

                               vFinance.com, Inc.

                 CONSOLIDTAED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                 PREFERRED STOCK            COMMON STOCK
                                                                            ----------------------   -------------------------
                                                                              Shares       Amount       Shares        Amount
                                                                            ---------    ---------   -------------------------
BALANCES AT DECEMBER 31, 1999                                                  --            --       9,099,400        90,994
Issuance of common shares in connection with private placement
(net of cash issuance costs of $1,071,342 and non cash issuance
costs of $361,333)                                                             --            --       2,333,334        23,334
Purchase of treasury stock                                                     --            --            --            --


Issuance of common shares in connection with services rendered                 --            --         538,333         5,383
Change in per share fair value of common shares under restricted
stock performance plan (First Tranche Shares)                                  --            --            --            --
Amortization of deferred compensation under restricted stock
performance plan (First Tranche Shares)                                        --            --            --            --
Issuance of common shares under the restricted stock performance
plan (Second Tranche Shares)                                                   --            --       3,011,111        30,111
Change in per share fair value of common shares under restricted
stock performance plan (Second Tranche Shares)                                 --            --            --            --
Rescission of common shares under the restricted stock
performance plan (Second Tranche Shares)                                       --            --            --            --
Issuance of compensatory stock options and stock purchase warrants             --            --            --            --
Amortization of deferred compensation (Second Tranche Shares)                  --            --            --            --
Amortization of deferred compensation                                          --            --            --            --
Net loss                                                                       --            --            --            --
                                                                            --------------------------------------------------
BALANCES AT DECEMBER 31, 2000                                                  --            --      14,982,178       149,822

Issuance of shares in conjunction with acquistion of NW Holdings,Inc        172,500         1,725     1,700,000        17,000
Issuance of shares in conjunction with acquisition of Colonial                 --            --       5,750,000        57,500
Accrued dividends payable on preferred shares                                  --            --            --            --
Net loss                                                                       --            --            --            --
                                                                            --------------------------------------------------
BALANCES AT MARCH 31, 2001                                                  172,500         1,725    22,432,178       224,322

Issuance of common shares in connection with Giachetti settlement              --            --          50,000           500
Issuance of common shares in connection with Murray settlement                 --            --          80,000           800
Issuance of common shares in connection with Katz settlement                   --            --          50,000           500
Private placement post effective amendment issuance costs                      --            --            --            --
Accrued dividends payable on preferred shares                                  --            --            --            --
Amortization of deferred compensation                                          --            --            --            --
Purchase of treasury stock                                                     --            --            --            --
Net loss                                                                       --            --            --            --
                                                                            --------------------------------------------------
BALANCES AT JUNE 30, 2001                                                   172,500         1,725    22,612,178       226,122
                                                                            ==================================================
Issuance of shares in conjunction with acquisition of Critical
Infrastructure                                                                 --            --         400,000         4,000
Issuance of common shares in connection with services rendered                 --            --          50,000           500
Private placement post effective amendment issuance costs                      --            --            --            --
Accrued dividends payable on preferred shares                                  --            --            --            --
Net loss                                                                       --            --            --            --
                                                                            --------------------------------------------------
BALANCES AT SEPTEMBER 30, 2001                                              172,500         1,725    23,062,178       230,622
                                                                            ==================================================

                                                                       Additional         Additional
                                                                         Paid-in          Paid-in
                                                                         Capital          Capital       Deferred      Accumulated
                                                                         Common           Preferred   Compensation      Deficit
                                                                       ----------         ---------   ------------    -----------
Balances at December 31, 1999                                            5,097,410           --       (4,760,452)      (300,850)
Issuance of common shares in connection with private placement
(net of cash issuance costs of $1,071,342 and non cash issuance
costs of $361,333)                                                       5,905,324           --             --             --
Purchase of treasury stock                                                    --             --             --             --


Issuance of common shares in connection with services rendered           2,539,361           --         (280,000)          --
Change in per share fair value of common shares under restricted
stock performance plan (First Tranche Shares)                           (3,740,872)          --        3,740,872           --
Amortization of deferred compensation under restricted stock
performance plan (First Tranche Shares)                                       --             --          675,813           --
Issuance of common shares under the restricted stock performance
plan (Second Tranche Shares)                                             7,498,667           --       (7,528,778)          --
Change in per share fair value of common shares under restricted
stock performance plan (Second Tranche Shares)                          (4,987,665)          --        4,987,665           --
Rescission of common shares under the restricted stock
performance plan (Second Tranche Shares)                                      --             --        2,159,946           --
Issuance of compensatory stock options and stock purchase warrants         128,783           --         (128,783)          --
Amortization of deferred compensation (Second Tranche Shares)                 --             --          381,167           --
Amortization of deferred compensation                                         --             --          625,344           --
Net loss                                                                      --             --             --       (3,911,649)
                                                                        -------------------------------------------------------
BALANCES AT DECEMBER 31, 2000                                           12,441,008           --         (127,206)    (4,212,499)

Issuance of shares in conjunction with acquistion of NW Holdings,Inc     1,697,750           --             --             --
Issuance of shares in conjunction with acquisition of Colonial           5,631,050      1,723,275           --             --
Accrued dividends payable on preferred shares                                 --          (30,625)          --             --
Net loss                                                                      --             --             --       (1,379,719)
                                                                        -------------------------------------------------------
BALANCES AT MARCH 31, 2001                                              19,769,808      1,692,650       (127,206)    (5,592,218)

Issuance of common shares in connection with Giachetti settlement           17,000           --             --             --
Issuance of common shares in connection with Murray settlement              26,400           --             --             --
Issuance of common shares in connection with Katz settlement                24,500           --             --             --
Private placement post effective amendment issuance costs                   (8,401)          --             --             --
Accrued dividends payable on preferred shares                                 --          (30,625)          --             --
Amortization of deferred compensation                                         --             --           19,800           --
Purchase of treasury stock                                                    --             --             --             --
Net loss                                                                      --             --             --       (2,380,549)
                                                                        -------------------------------------------------------
BALANCES AT JUNE 30, 2001                                               19,829,307      1,662,025       (107,406)    (7,972,767)
                                                                        =======================================================
Issuance of shares in conjunction with acquisition of Critical
Infrastructure                                                             320,000           --             --             --
Issuance of common shares in connection with services rendered              14,500           --             --             --
Private placement post effective amendment issuance costs                   (5,157)          --             --             --
Accrued dividends payable on preferred shares                                 --          (30,625)          --             --
Net loss                                                                      --             --             --       (1,958,553)
                                                                        -------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2001                                          20,158,650      1,631,400       (107,406)    (9,931,320)
                                                                        =======================================================

                                                                           Treasury         Shareholders'
                                                                            Stock              Equity
Balances at December 31, 1999                                                  --               127,102
Issuance of common shares in connection with private placement
(net of cash issuance costs of $1,071,342 and non cash issuance
costs of $361,333)                                                             --             5,928,658
Purchase of treasury stock                                                   (6,822)             (6,822)


Issuance of common shares in connection with services rendered                 --             2,264,744
Change in per share fair value of common shares under restricted
stock performance plan (First Tranche Shares)                                  --                  --
Amortization of deferred compensation under restricted stock
performance plan (First Tranche Shares)                                        --               675,813
Issuance of common shares under the restricted stock performance
plan (Second Tranche Shares)                                                   --                  --
Change in per share fair value of common shares under restricted
stock performance plan (Second Tranche Shares)                                 --                  --
Rescission of common shares under the restricted stock
performance plan (Second Tranche Shares)                                 (2,159,946)               --
Issuance of compensatory stock options and stock purchase warrants             --                  --
Amortization of deferred compensation (Second Tranche Shares)                  --               381,167
Amortization of deferred compensation                                          --               625,344
Net loss                                                                       --            (3,911,649)
                                                                          -----------------------------
BALANCES AT DECEMBER 31, 2000                                            (2,166,768)          6,084,357

Issuance of shares in conjunction with acquistion of NW Holdings,Inc           --             1,716,475
Issuance of shares in conjunction with acquisition of Colonial                 --             7,411,825
Accrued dividends payable on preferred shares                                  --               (30,625)
Net loss                                                                       --            (1,379,719)
                                                                          -----------------------------
BALANCES AT MARCH 31, 2001                                               (2,166,768)         13,802,313

Issuance of common shares in connection with Giachetti settlement              --                17,500
Issuance of common shares in connection with Murray settlement                 --                27,200
Issuance of common shares in connection with Katz settlement                   --                25,000
Private placement post effective amendment issuance costs                      --                (8,401)
Accrued dividends payable on preferred shares                                  --               (30,625)
Amortization of deferred compensation                                          --                19,800
Purchase of treasury stock                                                  (10,392)            (10,392)
Net loss                                                                       --            (2,380,549)
                                                                          -----------------------------
BALANCES AT JUNE 30, 2001                                                (2,177,160)         11,461,846
                                                                          =============================
Issuance of shares in conjunction with acquisition of Critical
Infrastructure                                                                 --               324,000
Issuance of common shares in connection with services rendered                 --                15,000
Private placement post effective amendment issuance costs                      --                (5,157)
Accrued dividends payable on preferred shares                                  --               (30,625)
Net loss                                                                       --            (1,958,553)
                                                                          -----------------------------
BALANCES AT SEPTEMBER 30, 2001                                           (2,177,160)          9,806,511
                                                                          =============================

                               VFINANCE.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       NINE MONTHS ENDED SEPTEMBER 30
                                                                                      -------------------------------
                                                                                         2000                 2001
                                                                                      -----------         -----------
OPERATING ACTIVITIES:
Net loss                                                                              $(3,608,937)       $(5,718,996)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

 Depreciation and amortization                                                             39,962            683,708
 Bad debts                                                                                 45,000            233,913
 Amounts forgiven under forgivable loans                                                       --            449,181
 Compensation expense in connection with forgivable loans                                      --            400,173
 Repayment of notes receivable, employees                                                      --             92,445
 Unrealized loss on trading securities                                                         --          1,671,451
 Unrealized gain on trading securities                                                         --           (285,615)
 Unrealized loss on stock purchase warrants                                                    --             40,050
 Unrealized gain on stock purchase warrants                                                    --             (2,550)
 Realized loss on sale of trading securities                                                   --            204,273
 Realized gain on sale of trading securities                                                   --            (71,355)
 Stock based compenation expense                                                        3,677,215            104,500
 Loss on sale of equipment                                                                     --             16,180
 Changes in assets and liabilities:
  Due from clearing broker                                                                     --             (8,549)
  Securities owned, market value                                                         (597,388)           (74,324)
  Accounts receivable                                                                    (146,102)           (58,575)
  Forgivable loans                                                                             --             75,322
  Notes receivable                                                                             --            (25,000)
  Prepaids and other current assets                                                       (34,326)           (73,093)
  Other assets and liabilities                                                             (8,227)          (204,269)
  Accounts payable and accrued liabilities                                                903,938           (500,165)
  Advanced client costs                                                                   (14,735)                --
  Securities sold, not yet purchased                                                           --            (17,339)
  Deferred revenues                                                                        (7,063)                --
                                                                                      -----------         -----------
NET CASH PROVIDED BY (USED IN) OPERATING AVCTIVITIES                                      249,337         (3,068,634)

INVESTING ACTIVITIES:
 Purchase of equipment                                                                   (115,257)          (211,646)
 Proceeds from sale of equipment                                                               --             11,500
 Purchase of businesses                                                                        --         (1,433,954)
                                                                                      -----------         -----------
NET CASH USED IN INVESTING ACTIVITIES                                                    (115,257)        (1,634,100)

FINANCING ACTIVITIES:

 Borrowings under line of credit                                                               --             63,504
 Payment of long-term debt                                                                     --            (66,790)
 Proceeds from issuance of common stock,
  net of registration costs                                                             5,934,708                 --
 Payment of capital lease obligations                                                          --            (25,937)
 Repayment of shareholders loans                                                               --            (50,000)
 Purchase of treasury stock                                                                    --            (10,392)
 Proceeds from letter of credit                                                                --            200,000
 Distributions to partners                                                               (172,586)                --
                                                                                      -----------         -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               5,762,122            110,385

Increase (decrease) in cash and cash equivalents                                        5,896,202         (4,592,349)
Cash and cash equivalents at beginning of year                                            228,484          5,454,071
                                                                                      -----------         -----------
Cash and cash equivalents at end of period                                            $ 6,124,686        $   861,722
                                                                                      ===========        ===========

                             SEE ACCOMPANYING NOTES.

                               vFinance.com, Inc.

              Notes to Condensed Consolidated Financial Statements

                               September 30, 2001

                                   (unaudited)



1. BASIS OF PRESENTATION

Our Company, vFinance.com, Inc. (doing business as vFinance, Inc.), is a "new breed" financial services enterprise committed to building a worldwide audience of individuals looking to create wealth through their equity investments and businesses. Our Company's website (www.vfinance.com) is one of the Internet's leading destinations for entrepreneurs, owners of small and medium sized businesses (SME), private (i.e. Angel) and institutional investors looking for capital or to make equity investments in high growth companies. Each month our website attracts an estimated 100,000 businesses from over 75 countries and communicates to approximately 40,000 high net worth individuals and institutional investors.

Utilizing the Internet and other traditional communication mediums, our Company generates income by providing our audience access to products and services that assist them in achieving their financial goals. Our Company's business model is scalable as the website provides sales leads to our Company's "bricks and mortar" businesses in the areas of investment banking, management consulting, brokerage and asset management. We provide these services through our wholly-owned operating subsidiaries, vFinance Investments, Inc., First Level Capital, Inc., vFinance Holdings, Inc., vFinance Advisors LLC, vFinance Investors LLC, Union Atlantic LC and vFinance Capital, L.C.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments are of a normal recurring nature unless otherwise disclosed and are considered necessary for a fair presentation of the financial position and the results of operations of the Company for the interim periods presented herein. The financial data at December 31, 2000 is derived from audited financial statements, which are included in the Company's Form 10-KSB/A and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of the results for the full year.

2. DESCRIPTION OF BUSINESS

vFinance Investments, Inc. ("VFI"), the principal operating subsidiary of Colonial Direct Financial Group, Inc. ("Colonial"), which is wholly owned by vFinance.com, Inc., is a full service securities firm that has served the investment community since 1990 and is engaged in securities brokerage, investment banking, securities trading and other related financial services activities. VFI's clientele is primarily composed of high net worth individuals throughout the United States and small to mid-sized institutions (such as hedge funds, money managers, mutual funds and pension funds). VFI also maintains a sales department of seasoned financial consultants, a research department and an equity syndicate department. VFI conducts its securities business out of 20 offices, three of which are corporate owned and from which the vast majority of its securities business is generated. VFI's remaining 17 offices are operated under operating agreements with independent contractors. VFI is registered as a broker-dealer with the SEC, is a member of the NASD, and is a market maker in more than 200 U.S. securities.

First Level Capital, Inc. ("LVL") provides investment banking services to small and medium sized companies and retail brokerage services to companies, financial institutions and high net worth investors. LVL is licensed to conduct activities as a broker-dealer in 49 states and has offices in New York, New Jersey and Florida. LVL commenced operations in 1998. LVL is registered as a broker-dealer with the SEC and is a member of the NASD.

                               vFinance.com, Inc.

                               September 30, 2001

                                   (unaudited)



2. DESCRIPTION OF BUSINESS (CONTINUED)

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

vFinance Capital, L.C. ("VFC") is a three-year old investment banking firm and is a broker-dealer registered with the SEC, a member of the NASD and registered as a broker-dealer in 14 states. It operates primarily from its headquarters in Boca Raton, Florida, as well as one branch office located in New York, NY. VFC provides a range of investment banking services with an emphasis on private placements of both debt and equity securities with institutional investors and merger and acquisition advisory services. VFC also performs market research, valuations, offering memoranda and fairness opinions.

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

The Critical Infrastructure Fund, L.P. (the "Fund") was founded in 1999 by individuals who possess extensive corporate finance and regulatory experience. The New York-based Fund invests in equities and bonds of companies in regulated industries such as telecommunications, Internet, cable television and electric utilities infrastructure. It conducts all of its investment and trading activities through Critical Infrastructure BVI. The Company owns vFinance Investors LLC ("Investors", formerly known as Critical Investments, L.L.C.), which is the sole general partner and 20% owner of the Fund, and vFinance Advisors LLC ("Advisors", formerly known as Critical Advisors, L.L.C.), the sole management company of the Fund.

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

                               vFinance.com, Inc.

                               September 30, 2001

                                   (unaudited)



3. REVENUE RECOGNITION AND OTHER MATTERS

The Company periodically receives equity instruments and stock purchase warrants from companies as part of their compensation for investment banking services. Primarily all of the equity instruments are received from small public companies. Such stock purchase warrants are considered derivatives. The Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS No. 133") on January 1, 2000. The Company recognizes revenue for such equity instruments based on the fair value of the stock and for stock purchase warrants based on the Black-Scholes valuation model. On a monthly basis, the Company recognizes unrealized gains or losses in the statement of operations based on changes in the value of the equity instruments and stock purchase warrants. Realized gains or losses are recognized in the statement of operations when the related investments are exercised and sold. For the three and nine months ended September 30, 2001, the Company recognized $38,000 and $1,617,415, respectively, in revenue in connection with the receipt of such investments. For the three and nine months ended September 30, 2001, the Company recognized $48,510 and $132,918, respectively, in net realized losses in connection with the sale of certain securities and net unrealized losses of $273,688 and $1,423,336, respectively, in connection with changes in the value of such investments.

Occasionally, the Company receives securities in private companies with no readily available market value. Equity interests and warrants for which there is not a public market are valued based on factors such as significant equity financing by sophisticated, unrelated new investors, history of positive cash flow from operations, the market value of comparable publicly traded companies (discounted for illiquidity) and other pertinent factors. Management also considers recent offers to purchase a portfolio company's securities and the filings of registration statements in connection with a portfolio company's initial public offering when valuing warrants.

The Company's policy is to periodically distribute proceeds from the sale of equity instruments and stock purchase warrants to its employees. Accordingly, unrealized gains or losses related to such investments held by the Company at each period also impact compensation expense and accrued compensation.

As of September 30, 2001, certain transactions in process may result in the Company receiving equity instruments or stock purchase warrants in subsequent periods as discussed above. In such event, the Company will recognize revenue related to the receipt of such equity instruments consistent with the aforementioned policies. In addition, the Company would also record compensation expense at fair value related to the distribution of some or all of such equity instruments to employees or independent contractors involved with the related transaction.

                               vFinance.com, Inc.

                               September 30, 2001

                                   (unaudited)



3. REVENUE RECOGNITION AND OTHER MATTERS (CONTINUED)

VFH sells two types of listings to its website: (i) perpetual listings to venture capital vendors, who are interested in providing services to other companies or individuals; and (ii) three-month listings to entrepreneurs who have new business ideas to sell. Revenue related to the listings is generally recognized over the terms of such listings. VFH also sells two type of tools off its website: (i) "vSearch" a tool to help match entrepreneurs with venture capital firms; and (ii) "Angel Search" a tool that matches entrepreneurs with high net worth individuals. VFH's revenues are concentrated primarily in the United States, but are not concentrated in any particular region of the country or with any individual or group. Fees related to such listings are included in "other fees" in the statements of operations.

Primarily all listing sales are consummated using an on-line credit card processing service, which performs routine credit verification. VFH does not require collateral and receives payment directly from the credit card company. While there is potential for credit losses, credit losses have not been significant.

4. ACQUISITIONS

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

On August 20, 2001, the Company closed on the acquisitions of Critical Investments, L.L.C. and Critical Advisors, L.L.C. The acquisitions were immaterial to the financial statements of the Company taken as a whole. Investors records its 20% investment in the net income of Critical Infrastructure LP (the "Fund") under the equity method of accounting.

                               vFinance.com, Inc.

                               September 30, 2001

                                   (unaudited)



4. ACQUISITIONS (CONTINUED)

The following unaudited pro forma condensed financial information reflects the results of operations and assets of the Company, Colonial and NWH as if the transactions had taken place on January 1, 2000 and 2001. This unaudited pro forma information does not purport to be indicative of the consolidated results of operations or financial position of the combined entities if the transaction had been consummated on the date indicated.

                                    THREE MONTHS ENDED SEPTEMBER 30,                        NINE MONTHS ENDED SEPTEMBER 30,
                              -------------------------------------------            ------------------------------------------
                                  2000               2001                               2000                            2001
                              -----------        -----------                         -----------                    -----------
Revenues                       $7,489,936         $2,996,455                         $23,532,906                    $11,905,002

Net loss                      ($1,315,507)       ($1,958,553)                        ($5,611,320)                   ($5,718,996)

Loss per share                     ($0.08)            ($0.10)                             ($0.39)                        ($0.30)

Total assets                  $17,209,690        $14,743,240                         $17,209,690                    $14,743,240

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

On July 6, 2001, the Company granted to each of Leonard J. Sokolow, President and Chief Executive Officer, and Timothy Mahoney, Chairman of the Board of Directors and Chief Operating Officer, 500,000 stock options in connection with certain stock option agreements that were part of their respective employment agreements. The stock options were granted at an exercise price of $.625 and are exercisable over a three-year period, beginning on July 6, 2001. No compensation expense was recognized related to these stock options as the exercise price was in excess of the fair value.

                               vFinance.com, Inc.

                               September 30, 2001

                                   (unaudited)



5. STOCKHOLDER'S EQUITY (CONTINUED)

In connection with the Critical acquisition on August 20, 2001, the Company issued 400,000 warrants to a former member and granted 100,000 options to a certain employee. The warrants and options were granted at an exercise price of $.63. The warrants were fully vested on the date of acquisition and have an expiration date of ten (10) years from the closing date. The options vest to the extent of one-half on December 31, 2001 and one-half on December 31, 2002 have an expiration date of five (5) years from the closing date.

A summary of the stock option activity for the nine months ended September 30, 2001 is as follows:

                                                 Weighted Average                                      Exercise Price
                                                  Exercise Price          Number of Shares               Per Option
                                                  --------------          ----------------               ----------
Outstanding options at December 31, 2000              $4.30                     3,160,000              $1.00 - $6.00
   Granted                                            $0.84                    11,371,567              $0.35 - $2.25
   Canceled                                           $2.20                    (6,447,793)             $0.66 - $5.85
                                                                            -------------
Outstanding options at September 30, 2001                                       8,083,774
                                                                            =============


A summary of the stock purchase warrant activity for the nine months ended September 30, 2001 is as follows:

                                                   Weighted Average                               Exercies Price
                                                    Exercise Price       Number of Shares          Per Warrant
                                                    --------------       ----------------          -----------
Outstanding warrants at December 31, 2000               $ 5.81                 2,296,666          $2.50 - $7.20
   Granted                                              $ 1.59                   985,000           $.63 - $2.25
   Canceled                                             $ 3.00                (1,166,667)             $3.00
                                                                          --------------
Outstanding warrants at September 30, 2001                                     2,114,999
                                                                          ==============

                               vFinance.com, Inc.

                               September 30, 2001

                                   (unaudited)



5. STOCKHOLDER'S EQUITY (CONTINUED)

The following table summarizes information concerning stock options outstanding at September 30, 2001:

      Weighted Average                   Number
       Exercise Price                 Outstanding
       --------------                 -----------
            0.35                       2,778,427
            0.63                       2,620,000
            1.00                       1,172,000
            2.25                         473,347
            2.50                          75,000
            3.00                         210,000
            3.25                         100,000
            4.00                         220,000
            4.13                          30,000
            4.25                          75,000
            4.50                           5,000
            5.00                         260,000
            5.63                          50,000
            6.00                          15,000
                                       ---------
                                       8,083,774
                                       =========

The following table summarizes information concerning stock purchase warrants outstanding at September 30, 2001:

      Weighted Average                  Number
       Exercise Price                Outstanding
       --------------                -----------
            0.63                         400,000
            2.25                         585,000
            2.50                         300,000
            6.00                         129,999
            7.20                         700,000
                                       ---------
                                       2,114,999
                                       =========

                               vFinance.com, Inc.

                               September 30, 2001

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts) for the three months and nine months ended September 30, 2000 and 2001:

                                              Three Months Ended                      Nine Months Ended
                                                 September 30,                          September 30,
                                        ------------------------------        ------------        -----------
                                           2000               2001                2000                2001
                                        -----------        -----------        ------------        -----------
Numerator:
Net loss                                $  (170,791)       $(1,958,553)       $ (3,608,937)       $(5,718,996)

Less: Preferred stock                            --             30,625                  --             91,875
                                        -----------        -----------        ------------        -----------
Loss available to common
Stockholders                            $  (170,791)       $(1,989,178)       $ (3,608,937)       $(5,810,871)
                                        ===========        ===========        ============        ===========
Denominator:
 Denominator for basic
 earnings per share-
 weighted average shares                 10,768,201         19,758,380           9,608,584         19,474,872

Effect of dilutive securities:
 Options                                         --                 --                  --                 --
 Warrants                                        --                 --                  --                 --
                                        -----------        -----------        ------------        -----------
Dilutive potential common shares                 --                 --                  --                 --
                                        -----------        -----------        ------------        -----------
 Denominator for diluted
 earnings per share- adjusted
 weighted average shares                 10,768,201         19,758,380          9, 608,584         19,474,872
                                        ===========        ===========        ============        ===========

Pro forma basic
loss per share                          $     (0.02)       $     (0.10)       $      (0.38)       $     (0.30)
                                        ===========        ===========        ============        ===========
Pro forma diluted
loss per share                          $     (0.02)       $     (0.10)       $      (0.38)       $     (0.30)
                                        ===========        ===========        ============        ===========

                               vFinance.com, Inc.

                               September 30, 2001

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

                               vFinance.com, Inc.

                               September 30, 2001

                                   (unaudited)



8. SEGMENT INFORMATION

The Company's operations consist of four principal business segments: brokerage, investment banking, corporate and other. The brokerage segment provides retail brokerage services to customers throughout the United States, the investment banking segment provides services with an emphasis on private placements of both debt and equity securities with institutional investors and merger and acquisition advisory services. The investment banking segment also performs market research, equity syndication, valuations, offering memoranda and fairness opinions. The corporate segment provides corporate and management support to the other segments. The other segment (i) provides business development tools, information, products and services to assist entrepreneurs and executives of small and medium sized enterprises to organize and grow their business, (ii) provides corporations and high net worth individuals with management consulting services for the purpose of expediting corporate development and (iii) reflects 20% of the net income of the Critical Infrastructure Fund, which invests in equities and bonds of companies in regulated industries such as telecommunications, Internet, cable television and electric utilities infrastructure.

Operating income or loss includes all costs and expenses directly related to the segment involved.

                                       Three months ended                        Nine months ended
                                         September 30,                             September 30,
                               ---------------------------------         ---------------------------------
                                   2000                 2001                 2000                 2001
                               ------------         ------------         ------------         ------------
Revenues:
     Brokerage                 $         --         $  2,541,272         $         --         $  8,838,583
     Investment banking           1,227,189              245,750            2,196,189            2,185,085
     Other                          820,802              209,433            1,819,947              881,334
                               ------------         ------------         ------------         ------------

Total revenue                  $  2,047,991         $  2,996,455         $  4,016,136         $ 11,905,002
                               ============         ============         ============         ============
Net income (loss):
     Brokerage                 $         --         $   (911,185)        $         --         $ (2,343,367)
     Investment banking            (125,240)             (72,261)            (222,025)             (98,016)
     Corporate                     (205,296)            (881,126)          (3,683,143)          (3,182,305)
     Other                          159,745              (93,981)             296,231              (95,308)
                               ------------         ------------         ------------         ------------

Net loss                       $   (170,791)        $ (1,958,553)        $ (3,608,937)        $ (5,718,996)
                               ============         ============         ============         ============
Assets:
     Brokerage                 $         --         $  3,488,392         $         --         $  3,488,392
     Investment banking             192,495              370,515              192,495              370,515
     Corporate                    6,784,924           10,415,096            6,784,924           10,415,096
     Other                          260,740              469,237              260,740              469,237
                               ------------         ------------         ------------         ------------

Total assets                   $  7,238,159         $ 14,743,240         $  7,238,159         $ 14,743,240
                               ============         ============         ============         ============

                               vFinance.com, Inc.

                               September 30, 2001

                                   (unaudited)



9. NET CAPITAL AND RESERVE REQUIREMENTS

The broker-dealer subsidiaries of the Company are subject to the requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. This rule requires the maintenance of minimal net capital and requires that aggregate indebtedness, as defined, not exceed fifteen times net capital, as defined. As of September 30, 2001, the net capital positions of the Company's broker-dealer subsidiaries were as follows:

                                                             September 30, 2001
                                                             ------------------
vFinance Investments, Inc.
Ratio of aggregate indebtedness to net capital                        406%
   Net capital                                                   $301,793
   Required net capital                                          $227,500

First Level Capital, Inc.
    Ratio of aggregate indebtedness to net capital                    129%
    Net capital                                                  $230,177
    Required net capital                                         $100,000

vFinance Capital, L.C
    Ratio of aggregate indebtedness to net capital                    143%
    Net capital                                                  $ 19,750
    Required net capital                                         $  5,000

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

10. RECENTLY ISSUED PRONOUNCEMENTS

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

The Company will adopt the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will apply the non-amortization provisions and perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what impact, if any, the Statement will have on the financial statements of the Company.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE
                      THREE MONTHS ENDED SEPTEMBER 30, 2000

                                       AND

              NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

STATEMENTS OF OPERATIONS

Operating revenues were $2,996,455 for the three months ended September 30, 2001, as compared to $2,047,991 for the comparable period in 2000, an increase of $948,464, or 46%. Operating revenues were $11,905,002 for the nine months ended September 30, 2001, as compared to $4,016,136 for the comparable period in 2000, an increase of $7,888,866, or 196%. The increases noted above were primarily a result of the Colonial and NWH mergers, which were each consummated on January 4, 2001

Cost of revenues were $1,726,293 for the three months ended September 30, 2001, as compared to $1,507,794 for the comparable period in 2000, an increase of $218,499, or 14%. Cost of revenues were $7,381,239 for the nine months ended September 30, 2001, as compared to $2,710,791 for the comparable period in 2000, an increase of $4,670,448, or 172%. The increases in cost of revenues are primarily attributed to the Colonial and NWH mergers.

General and administrative expenses were $2,327,820 and $6,683,405 for the three and nine months ended September 30, 2001, as compared to $374,830 and $884,147 for the comparable periods in 2000, reflecting increases of $1,952,990 and $5,799,258, respectively. The increases in general and administrative expenses are primarily attributed to the Colonial and NWH mergers

The net loss on trading securities was $48,510 and $132,918 for the three and nine months ended September 30, 2001, as compared to none for the comparable periods in 2000. The increases were primarily due to the sale of certain securities at prices less than the fair value in prior periods.

Professional fees were $131,030 and $709,879 for the three and nine months ended September 30, 2001, as compared to $129,247 and $351,049 for the comparable periods in 2000, reflecting increases of $1,783 and $358,830, respectively. The increases were primarily due to an increase in legal and accounting fees in association with the preparation of various regulatory filings, and certain ongoing legal matters.

The provision for bad debts was $110,198 and $233,913 for the three and nine months ended September 30, 2001, as compared to $30,000 and $45,000 for the comparable periods in 2000, reflecting increases of $80,198 and $188,913, respectively. The Company provides for credit losses at the time it believes accounts receivable may not be collectible. Such evaluation is made and recorded on a monthly basis. Credit losses have not exceeded management's expectations.

The net unrealized loss on investments held for trading and stock purchase warrants was $273,688 and $1,423,336 for the three and nine months ended September 30, 2001, as compared to none for the comparable periods in 2000. The increases were primarily due to a decrease in the market value of certain investments held by the Company in conjunction with equity instruments received from various investment banking clients.

Depreciation and amortization was $222,188 and $683,708 for the three and nine months ended September 30, 2001, as compared to $10,530 and $36,348 for the comparable periods in 2000, reflecting increases of $211,658 and $647,360, respectively. The increases were primarily due to goodwill amortization expense of $157,854 and $463,738, respectively, for three and nine months ended September 30, 2001 in connection with the Colonial and NWH mergers.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

STATEMENTS OF OPERATIONS (CONTINUED)

Stock based compensation expense was $15,000 and $104,500 for the for the three and nine months ended September 30, 2001, as compared to $217,249 and $3,677,215 for the comparable periods in 2000, reflecting decreases of $202,249 and $3,572,715, respectively. The decreases were primarily a result of certain deferred compensation being fully amortized in 2000.

Interest and dividend income was ($10,668) and $194,261 for the three and nine months ended September 30, 2001, as compared to $50,868 and $79,477 for the comparable periods in 2000, reflecting a decrease of $61,536 and an increase of $114,784, respectively. These fluctuations primarily relate to more or less proceeds earned on the Company's asset balances held with various financial institutions.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $861,722 of cash and cash equivalents at September 30, 2001. For the nine months ended September 30, 2001, net cash used in operating activities was $3,068,634 as compared to net cash provided by operating activities of $249,337 for the nine months ended September 30, 2000. Net cash used in operating activities for the nine months ended September 30, 2001 primarily resulted from the Company's net loss of $5,718,996, which included net unrealized losses on trading securities and warrants of $1,423,336 and depreciation and amortization of $683,708, and a decrease in accounts payable and accrued liabilities of $500,165, whereas net cash provided by operating activities for the nine months ended September 30, 2000 primarily resulted from net income (excluding stock based compensation expense, depreciation and amortization) of $108,240.

Net cash used in investing activities was $1,634,100 for the nine months ended September 30, 2001, as compared to $115,257 for the nine months ended September 30, 2000. In the nine months ended September 30, 2001, net cash used in investing activities primarily related to $1,433,954 in cash paid for the Colonial and NWH mergers and the purchase of $211,646 of equipment. In the nine months ended September 30, 2000, net cash used in investing activities related to the purchase of equipment.

Net cash provided by financing activities was $110,385 for the nine months ended September 30, 2001, as compared to net cash provided by financing activities of $5,762,122 for the nine months ended September 30, 2000. In the nine months ended September 30, 2001, such increase primarily related to proceeds of $200,000 from a letter of credit offset by the payment of certain debt obligations of $142,727. In the nine months ended September 30, 2000, net cash provided by financing activities was primarily a result of proceeds from the Company's private placement.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None

Item 2.  CHANGES IN SECURITIES

         Acquisition of Critical Investments and Critical Advisors

      On August 20, 2001, the Company closed on the acquisition of Critical Investments and Critical Advisors. The Company purchased all of the outstanding membership interests of Critical Investments and Critical Advisors in exchange for: (i) 400,000 unregistered shares of the Company's common stock, par value $.01 per share, (ii) 400,000 stock purchase warrants, which have an exercise price of $.625 per share and an expiration date of ten (10) years from the closing date and (iii) options to purchase 100,000 shares of the Company's common stock which have an exercise price of $.625 per share and an expiration date of five (5) years from the closing date.

      The above noted securities issued to the two investors were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, because the securities were acquired in a privately negotiated transaction by sophisticated investors.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

      The disclosure included in Item 2, Part II. of this Form 10-QSB relating to the Company's acquisition of Critical Investments, L.L.C. and Critical Advisors, L.L.C. is incorporated herein by reference.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Securities Exchange Agreement, dated as of August 15, 2001, among Kathleen Wallman, Steven Wallman, Joseph Daniel and the Company.

         10.2 Registration Rights Agreement, dated as of August 15, 2001, among Kathleen Wallman, Joseph Daniel and the Company.

         10.3 Stock purchase warrant, dated August 15, 2001, issued to Kathleen Wallman to purchase 400,000 shares of the Company's common stock.

         10.4 Stock purchase warrant, dated August 15, 2001, issued to Joseph Daniel to purchase 100,000 shares of the Company's common stock.

         10.5 Employment agreement, dated August 15, 2001, between Joseph Daniel and the Company.

(b)      Reports on Form 8-K

         None

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

        Signature                                  Title                                   Date
   ---------------------                    ---------------------                      -------------


By: /s/ Leonard J. Sokolow           Chief Executive Officer and President           November 14, 2001
   ------------------------------
    Leonard J. Sokolow               (Principal Executive Officer)



By: /s/ D. Carr Moody                Chief Financial Officer and Secretary           November 14, 2001
   ------------------------------
    D. Carr Moody                    (Principal Financial and Chief Accounting
                                     Officer)