Form 10QSB/A
period 2001-09-30
VFINANCE COM
filed 2001-11-20
CIK 890285

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-QSB/A-1
                                   (MARK ONE)

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
                                                ============        ============        ============        ============

                               vFinance.com, Inc.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                 PREFERRED STOCK            COMMON STOCK
                                                                            ----------------------   -------------------------
                                                                              Shares       Amount       Shares        Amount
                                                                            ---------    ---------   -------------------------
BALANCES AT DECEMBER 31, 1999                                                  --            --       9,099,400        90,994
Issuance of common shares in connection with private placement
(net of cash issuance costs of $1,071,342 and non cash issuance
costs of $361,333)                                                             --            --       2,333,334        23,334
Purchase of treasury stock                                                     --            --            --            --


Issuance of common shares in connection with services rendered                 --            --         538,333         5,383
Change in per share fair value of common shares under restricted
stock performance plan (First Tranche Shares)                                  --            --            --            --
Amortization of deferred compensation under restricted stock
performance plan (First Tranche Shares)                                        --            --            --            --
Issuance of common shares under the restricted stock performance
plan (Second Tranche Shares)                                                   --            --       3,011,111        30,111
Change in per share fair value of common shares under restricted
stock performance plan (Second Tranche Shares)                                 --            --            --            --
Rescission of common shares under the restricted stock
performance plan (Second Tranche Shares)                                       --            --            --            --
Issuance of compensatory stock options and stock purchase warrants             --            --            --            --
Amortization of deferred compensation (Second Tranche Shares)                  --            --            --            --
Amortization of deferred compensation                                          --            --            --            --
Net loss                                                                       --            --            --            --
                                                                            --------------------------------------------------
BALANCES AT DECEMBER 31, 2000                                                  --            --      14,982,178       149,822

Issuance of shares in conjunction with acquisition of NW Holdings, Inc      172,500         1,725     1,700,000        17,000
Issuance of shares in conjunction with acquisition of Colonial                 --            --       5,750,000        57,500
Accrued dividends payable on preferred shares                                  --            --            --            --
Net loss                                                                       --            --            --            --
                                                                            --------------------------------------------------
BALANCES AT MARCH 31, 2001                                                  172,500         1,725    22,432,178       224,322

Issuance of common shares in connection with Giachetti settlement              --            --          50,000           500
Issuance of common shares in connection with Murray settlement                 --            --          80,000           800
Issuance of common shares in connection with Katz settlement                   --            --          50,000           500
Private placement post effective amendment issuance costs                      --            --            --            --
Accrued dividends payable on preferred shares                                  --            --            --            --
Amortization of deferred compensation                                          --            --            --            --
Purchase of treasury stock                                                     --            --            --            --
Net loss                                                                       --            --            --            --
                                                                            --------------------------------------------------
BALANCES AT JUNE 30, 2001                                                   172,500         1,725    22,612,178       226,122
                                                                            ==================================================
Issuance of shares in conjunction with acquisition of Critical
Infrastructure                                                                 --            --         400,000         4,000
Issuance of common shares in connection with services rendered                 --            --          50,000           500
Private placement post effective amendment issuance costs                      --            --            --            --
Accrued dividends payable on preferred shares                                  --            --            --            --
Net loss                                                                       --            --            --            --
                                                                            --------------------------------------------------
BALANCES AT SEPTEMBER 30, 2001                                              172,500         1,725    23,062,178       230,622
                                                                            ==================================================

                                                                       Additional         Additional
                                                                         Paid-in          Paid-in
                                                                         Capital          Capital       Deferred      Accumulated
                                                                         Common           Preferred   Compensation      Deficit
                                                                       ----------         ---------   ------------    -----------
Balances at December 31, 1999                                            5,097,410           --       (4,760,452)      (300,850)
Issuance of common shares in connection with private placement
(net of cash issuance costs of $1,071,342 and non cash issuance
costs of $361,333)                                                       5,905,324           --             --             --
Purchase of treasury stock                                                    --             --             --             --


Issuance of common shares in connection with services rendered           2,539,361           --         (280,000)          --
Change in per share fair value of common shares under restricted
stock performance plan (First Tranche Shares)                           (3,740,872)          --        3,740,872           --
Amortization of deferred compensation under restricted stock
performance plan (First Tranche Shares)                                       --             --          675,813           --
Issuance of common shares under the restricted stock performance
plan (Second Tranche Shares)                                             7,498,667           --       (7,528,778)          --
Change in per share fair value of common shares under restricted
stock performance plan (Second Tranche Shares)                          (4,987,665)          --        4,987,665           --
Rescission of common shares under the restricted stock
performance plan (Second Tranche Shares)                                      --             --        2,159,946           --
Issuance of compensatory stock options and stock purchase warrants         128,783           --         (128,783)          --
Amortization of deferred compensation (Second Tranche Shares)                 --             --          381,167           --
Amortization of deferred compensation                                         --             --          625,344           --
Net loss                                                                      --             --             --       (3,911,649)
                                                                        -------------------------------------------------------
BALANCES AT DECEMBER 31, 2000                                           12,441,008           --         (127,206)    (4,212,499)

Issuance of shares in conjunction with acquisition of NW Holdings,Inc    1,697,750           --             --             --
Issuance of shares in conjunction with acquisition of Colonial           5,631,050      1,723,275           --             --
Accrued dividends payable on preferred shares                                 --          (30,625)          --             --
Net loss                                                                      --             --             --       (1,379,719)
                                                                        -------------------------------------------------------
BALANCES AT MARCH 31, 2001                                              19,769,808      1,692,650       (127,206)    (5,592,218)

Issuance of common shares in connection with Giachetti settlement           17,000           --             --             --
Issuance of common shares in connection with Murray settlement              26,400           --             --             --
Issuance of common shares in connection with Katz settlement                24,500           --             --             --
Private placement post effective amendment issuance costs                   (8,401)          --             --             --
Accrued dividends payable on preferred shares                                 --          (30,625)          --             --
Amortization of deferred compensation                                         --             --           19,800           --
Purchase of treasury stock                                                    --             --             --             --
Net loss                                                                      --             --             --       (2,380,549)
                                                                        -------------------------------------------------------
BALANCES AT JUNE 30, 2001                                               19,829,307      1,662,025       (107,406)    (7,972,767)
                                                                        =======================================================
Issuance of shares in conjunction with acquisition of Critical
Infrastructure                                                             320,000           --             --             --
Issuance of common shares in connection with services rendered              14,500           --             --             --
Private placement post effective amendment issuance costs                   (5,157)          --             --             --
Accrued dividends payable on preferred shares                                 --          (30,625)          --             --
Net loss                                                                      --             --             --       (1,958,553)
                                                                        -------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2001                                          20,158,650      1,631,400       (107,406)    (9,931,320)
                                                                        =======================================================

                                                                           Treasury         Shareholders'
                                                                            Stock              Equity
Balances at December 31, 1999                                                  --               127,102
Issuance of common shares in connection with private placement
(net of cash issuance costs of $1,071,342 and non cash issuance
costs of $361,333)                                                             --             5,928,658
Purchase of treasury stock                                                   (6,822)             (6,822)


Issuance of common shares in connection with services rendered                 --             2,264,744
Change in per share fair value of common shares under restricted
stock performance plan (First Tranche Shares)                                  --                  --
Amortization of deferred compensation under restricted stock
performance plan (First Tranche Shares)                                        --               675,813
Issuance of common shares under the restricted stock performance
plan (Second Tranche Shares)                                                   --                  --
Change in per share fair value of common shares under restricted
stock performance plan (Second Tranche Shares)                                 --                  --
Rescission of common shares under the restricted stock
performance plan (Second Tranche Shares)                                 (2,159,946)               --
Issuance of compensatory stock options and stock purchase warrants             --                  --
Amortization of deferred compensation (Second Tranche Shares)                  --               381,167
Amortization of deferred compensation                                          --               625,344
Net loss                                                                       --            (3,911,649)
                                                                          -----------------------------
BALANCES AT DECEMBER 31, 2000                                            (2,166,768)          6,084,357

Issuance of shares in conjunction with acquisition of NW Holdings,Inc          --             1,716,475
Issuance of shares in conjunction with acquisition of Colonial                 --             7,411,825
Accrued dividends payable on preferred shares                                  --               (30,625)
Net loss                                                                       --            (1,379,719)
                                                                          -----------------------------
BALANCES AT MARCH 31, 2001                                               (2,166,768)         13,802,313

Issuance of common shares in connection with Giachetti settlement              --                17,500
Issuance of common shares in connection with Murray settlement                 --                27,200
Issuance of common shares in connection with Katz settlement                   --                25,000
Private placement post effective amendment issuance costs                      --                (8,401)
Accrued dividends payable on preferred shares                                  --               (30,625)
Amortization of deferred compensation                                          --                19,800
Purchase of treasury stock                                                  (10,392)            (10,392)
Net loss                                                                       --            (2,380,549)
                                                                          -----------------------------
BALANCES AT JUNE 30, 2001                                                (2,177,160)         11,461,846
                                                                          =============================
Issuance of shares in conjunction with acquisition of Critical
Infrastructure                                                                 --               324,000
Issuance of common shares in connection with services rendered                 --                15,000
Private placement post effective amendment issuance costs                      --                (5,157)
Accrued dividends payable on preferred shares                                  --               (30,625)
Net loss                                                                       --            (1,958,553)
                                                                          -----------------------------
BALANCES AT SEPTEMBER 30, 2001                                           (2,177,160)          9,806,511
                                                                          =============================

                               VFINANCE.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       NINE MONTHS ENDED SEPTEMBER 30
                                                                                      -------------------------------
                                                                                         2000                 2001
                                                                                      -----------         -----------
OPERATING ACTIVITIES:
Net loss                                                                              $(3,608,937)       $(5,718,996)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

 Depreciation and amortization                                                             39,962            683,708
 Bad debts                                                                                 45,000            233,913
 Amounts forgiven under forgivable loans                                                       --            449,181
 Compensation expense in connection with forgivable loans                                      --            400,173
 Repayment of notes receivable, employees                                                      --             92,445
 Unrealized loss on trading securities                                                         --          1,671,451
 Unrealized gain on trading securities                                                         --           (285,615)
 Unrealized loss on stock purchase warrants                                                    --             40,050
 Unrealized gain on stock purchase warrants                                                    --             (2,550)
 Realized loss on sale of trading securities                                                   --            204,273
 Realized gain on sale of trading securities                                                   --            (71,355)
 Stock based compensation expense                                                       3,677,215            104,500
 Loss on sale of equipment                                                                     --             16,180
 Changes in assets and liabilities:
  Due from clearing broker                                                                     --             (8,549)
  Securities owned, market value                                                         (597,388)           (74,324)
  Accounts receivable                                                                    (146,102)           (58,575)
  Forgivable loans                                                                             --             75,322
  Notes receivable                                                                             --            (25,000)
  Prepaids and other current assets                                                       (34,326)           (73,093)
  Other assets and liabilities                                                             (8,227)          (204,269)
  Accounts payable and accrued liabilities                                                903,938           (500,165)
  Advanced client costs                                                                   (14,735)                --
  Securities sold, not yet purchased                                                           --            (17,339)
  Deferred revenues                                                                        (7,063)                --
                                                                                      -----------         -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                       249,337         (3,068,634)

INVESTING ACTIVITIES:
 Purchase of equipment                                                                   (115,257)          (211,646)
 Proceeds from sale of equipment                                                               --             11,500
 Purchase of businesses                                                                        --         (1,433,954)
                                                                                      -----------         -----------
NET CASH USED IN INVESTING ACTIVITIES                                                    (115,257)        (1,634,100)

FINANCING ACTIVITIES:

 Borrowings under line of credit                                                               --             63,504
 Payment of long-term debt                                                                     --            (66,790)
 Proceeds from issuance of common stock,
  net of registration costs                                                             5,934,708                 --
 Payment of capital lease obligations                                                          --            (25,937)
 Repayment of shareholders loans                                                               --            (50,000)
 Purchase of treasury stock                                                                    --            (10,392)
 Proceeds from letter of credit                                                                --            200,000
 Distributions to partners                                                               (172,586)                --
                                                                                      -----------         -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               5,762,122            110,385

Increase (decrease) in cash and cash equivalents                                        5,896,202         (4,592,349)
Cash and cash equivalents at beginning of year                                            228,484          5,454,071
                                                                                      -----------         -----------
Cash and cash equivalents at end of period                                            $ 6,124,686        $   861,722
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
                                                                            =============


A summary of the stock purchase warrant activity for the nine months ended September 30, 2001 is as follows:

                                                   Weighted Average                               Exercise Price
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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

      On May 1, 2001, Michael Golden ("Golden") filed an initial complaint against the Company in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida (the "Court"), alleging that the Company breached its January 5, 2001 employment agreement with Golden, which was entered into as a result of the merger between the Company and Colonial Direct Financial Group, Inc. ("Colonial Direct"). Mr. Golden claims that he terminated the agreement for "good reason," as defined in the agreement, and that the Company has failed to pay him severance payments and other benefits as well as accrued commissions and unreimbursed expenses. In the initial complaint, Golden sought monetary damages from the Company in excess of $50,000 together with interest, attorney's fees and costs.

      On July 13, 2001, the Company filed its answer and affirmative defenses and counterclaims with the Court against Golden and Ben Lichtenberg ("Lichtenberg"), Golden's partner in Colonial Direct, denying all material allegations in the complaint, affirmatively alleging that Golden is not entitled to any severance payments because he was terminated for cause for his insubordination, failure to follow directives of the board of directors of the Company and for breaches of fiduciary duty to the Company. The Company also alleged that both Golden and Lichtenberg violated the merger agreement between Colonial Direct and the Company by breaching certain of the representations and warranties set forth in the merger agreement by, among other things, failing to advise the Company of certain loan agreement defaults, improperly withdrawing approximately $400,000 of capital from Colonial Direct, failing to deliver a closing balance sheet and failing to disclose significant liabilities of Colonial Direct. Claiming that the activities of Golden and Lichtenberg constituted violations of Florida's Securities Investor Protection Act, common law fraud, breach of fiduciary duty, breach of contract, intentional interference with advantageous business relationships, and breach of the implied covenant of good faith and dealing, the Company is seeking indemnification under the merger agreement and additional monetary damages against Golden and Lichtenberg in excess of $15,000.

      In response to the Company's answer, affirmative defenses and counterclaims, on or about September 1, 2001, Golden filed an amended complaint with the Court against the Company, Leonard Sokolow ("Sokolow"), the President and Chief Executive Officer of the Company, and Timothy Mahoney ("Mahoney"), the Chairman of the Board of Directors of the Company. In the amended complaint, Golden alleges that Sokolow and Mahoney made various false representations which induced Golden to enter into the merger agreement and his employment agreement. Golden is seeking monetary damages from the Company, Sokolow and Mahoney in excess of $4.6 million. The Company, Sokolow and Mahoney believe that Golden's claims are entirely without merit and they intend vigorously to defend themselves against such claims and to prosecute the Company's claims against Golden and Lichtenberg.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

      The disclosure included in Item 2, Part II. of this Form 10-QSB/A-1 relating to the Company's acquisition of Critical Investments, L.L.C. and Critical Advisors, L.L.C. is incorporated herein by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Signature                                  Title                                   Date
   ---------------------                    ---------------------                      -------------


By: /s/ Leonard J. Sokolow           Chief Executive Officer and President           November 20, 2001
   ------------------------------
    Leonard J. Sokolow               (Principal Executive Officer)



By: /s/ D. Carr Moody                Chief Financial Officer and Secretary           November 20, 2001
   ------------------------------
    D. Carr Moody                    (Principal Financial and Chief Accounting
                                     Officer)