Form 10KSB
period 2001-12-31
VFINANCE INC
filed 2002-04-16
CIK 890285

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                        Commission File Number 1-11454-03

                                 VFINANCE, INC.

                           (f/k/a vFinance.com, Inc.)
                  ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


            Delaware                                        58-1974423
  ------------------------------                        -------------------
 (State or Other Jurisdiction of                         (I.R.S. Employer
  Incorporation or Organization)                        Identification No.)


3010 North Military Trail, Suite 300
Boca Raton, FL 33431                                      (561) 981-1000
----------------------------------------             ---------------------------
(Address of Principal Executive Offices)             (Issuer's Telephone Number,
                                                         Including Area Code)


           Securities registered under Section 12(b) of the Act: NONE

              Securities registered under Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant`s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2001 were $15,769,223.

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 27, 2002, based upon the average bid and ask prices of such stock on that date was $6,974,163. The number of shares of Common Stock of the issuer outstanding as of March 27, 2002 was 23,387,097.

                   DOCUMENTS INCORPORATED BY REFERENCE : NONE

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

Forward-Looking Statements                                                  3

PART I.

Item 1.    Description of Business                                          4

Item 2.    Description of Property                                         25

Item 3.    Legal Proceedings                                               27

Item 4.    Submission of Matters to a Vote of Security Holders             29

PART II.

Item 5.    Market for Common Equity and Related Stockholder Matters        29

Item 6.    Management's Discussion and Analysis or Plan of Operation       32

Item 7.    Financial Statements

Item 8.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                        78

PART III.

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act               78

Item 10.   Executive Compensation                                          80

Item 11.   Security Ownership of Certain Beneficial Owners and Management
            And Related Stockholder Matters                                83

Item 12.   Certain Relationships and Related Transactions                  84

Item 13.   Exhibits, List and Reports on Form 8-K                          85

Signatures

                           FORWARD-LOOKING STATEMENTS

The following information provides cautionary statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the Reform
Act). We identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements we make in this report or in other documents that reference this report. All statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, identified through the use of words or phrases such as we or our management believes, expects, anticipates, hopes, words or phrases such as will result, are expected to, will continue, is anticipated, estimated, projection and outlook, and words of similar import) are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties including, but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in the documents filed by us with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond our control. Actual results could differ materially from the forward-looking statements we make in this report or in other documents that reference this report. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report or other documents that reference this report will, in fact, occur.

These forward-looking statements involve estimates, assumptions and uncertainties, and, accordingly, actual results could differ materially from those expressed in the forward-looking statements. These uncertainties include, among others, the following: (i), the inability of our broker-dealer operations to operate profitably in the face of intense competition from larger full service and discount brokers; (ii) a general decrease in merger and acquisition activities and our potential inability to receive success fees as a result of transactions not being completed; (iii) increased competition from business development portals; (iv) technological changes; (v) our potential inability to implement our growth strategy through acquisitions or joint ventures; and (vi) our potential inability to secure additional debt or equity financing.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for our management to predict all of such factors, nor can our management asses the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

OUR HISTORY. We were incorporated in the state of Delaware in February 1992 under the name Peachtree Fiberoptics, Inc., primarily to engage in the production and sale of plastic optical fiber. On October 27, 1993, we ceased all operations and subsequently sold certain assets relating to our machinery and optical fiber operations.

On November 8, 1999, we acquired vFinance Holdings, Inc., a Florida corporation, and Union Atlantic LC, a Florida limited liability company, through a Share Exchange Agreement. We received all the outstanding capital stock of vFinance Holdings, Inc. and all the outstanding membership interests of Union Atlantic LC in exchange for a total of 6,955,000 shares of our common stock. vFinance Holdings, Inc. has succeeded to the business of Union Atlantic LC and its operating subsidiary, Union Atlantic Capital, L.C., is now operating under the name vFinance Capital, Inc.

On January 4, 2001, we closed the merger of NW Holdings, Inc., a Florida corporation, with and into us with us as the surviving corporation. On the closing date of the merger, NW Holdings, Inc. was the parent company of and wholly owned First Level Capital, Inc., a Florida corporation. First Level Capital, Inc. is now known as vFinance Investments, Inc., an investment-banking firm that is licensed to conduct activities as a broker-dealer in 49 states and has offices in New York, New Jersey and Florida. vFinance Investments, Inc., as our wholly owned subsidiary, continues to provide investment-banking services to small and medium sized companies and retail brokerage services to companies, financial institutions and individual investors.

On January 4, 2001, we also completed the merger of Colonial Direct Financial Group, Inc., a Delaware corporation, with and into Colonial Acquisition Corp., our wholly owned subsidiary, with Colonial Direct Financial Group, Inc. as the surviving corporation and as our wholly owned subsidiary. At the time of the merger, Colonial Direct Financial Group, Inc. was a holding company comprised of two diversified financial services companies, including First Colonial Securities Group, Inc. and Colonial Direct Retirement Services, Inc., and a company that provides administrative support to these financial service companies, Colonial Direct Capital Management, Inc. The Colonial group of companies is now inactive but some of its personnel were absorded into vFinance Investments, Inc.

On August 20, 2001, we entered into a Securities Exchange Agreement by means of which we acquired the membership interests in two related companies, Critical Investments, LLC, a Delaware limited liability company ("Critical Investments"), and Critical Advisors, L.L.C., a Virginia limited liability company ("Critical Advisors"). Critical Investments manages Critical Infrastructure Fund, L.P. ("Critical Infrastructure LP"), a Delaware limited partnership. Critical Advisors manages Critical Infrastructure Fund, Ltd. ("Critical Infrastructure Ltd."), an international business company organized and existing under the laws of the British Virgin Islands and receives (i) a management fee equal to 1% of the net asset value of Critical Infrastructure Ltd. and (ii) a performance fee equal to 20% of the increase in net asset value of Critical Infrastructure Ltd. Critical Infrastructure LP and Critical Infrastructure Ltd. are the sole general partners in, owning 96% and 4%, respectively, and conduct their investment and trading activity through Critical Infrastructure Fund (BVI), LP, a limited partnership organized and existing under the laws of the British Virgin Islands, which holds a portfolio of securities. We are evaluating the continued management of the funds. Critical Investments and Critical Advisors changed their names to vFinance Investors, LLC and vFinance Advisors, LLC, respectively, subsequent to the acquisition.

The chart below has been included to help understand our current corporate structure. Active subsidiaries are in clear boxes, inactive in gray boxes. We conduct our broker/dealer operations and investment banking and consulting through vFinance Investments, Inc., a licensed broker dealer. We operate our vfinance.com website through vFinance Holdings, Inc. We manage a small hedge fund through vFinance Advisors, LLC and vFinance Investors, LLC. We may decide, going forward, to liquidate one or more of the inactive subsidiaries.

Active Subsidiaries                        Inactive Subsidiaries
-------------------                        ---------------------
vFinance Investments Holdings, Inc.        Colonial Direct Financial Group, Inc.
holding company
o vFinance Investments, Inc.               vFinance Capital, Inc.
  registered broker dealer
                                           Union Atlantic, LC
vFinance Holdings, Inc.
website

vFinance Advisors, LLC
vFinance Investors, LLC
hedge-fund manager

OUR COMPANY. We are a "new breed" financial services enterprise committed to building a worldwide audience of individuals looking to create wealth through equity investments in both their personal portfolios and their businesses. Our website, www.vfinance.com, is one of the Internet's leading destinations for entrepreneurs, owners of small and medium sized businesses, private (i.e. Angel) and institutional investors looking for capital or equity investments in high growth companies. It allows entrepreneurs, executives, private and institutional investors, our brokerage clients and our employees to access a common portal filled with business development tools, information and investment management products. Each month our website attracts an estimated 100,000 businesses from over 75 countries and communicates to approximately 60,000 high net worth individuals and institutional investors. Utilizing the Internet and other traditional communication mediums, we generate income by providing our audience with access to products and services that assist them in achieving their financial goals. Our business model is scalable as the website provides sales leads to our "bricks and mortar" businesses in the areas of investment banking, management consulting, brokerage, trading and asset management.

Our strategy is to continue to build the website into one of the world's leading business development portals and thereby be positioned as a premier new media enterprise leveraging the convergence of digital information with the other traditional communication mediums to build a global brand that in turn generates leads for other vFinance activities. Our website is typically listed by search engines as one of the top ten sites for relevant content. In addition, over 3000 websites have links to our website including Microsoft Network, Dow Jones, THE WALL STREET JOURNAL, ENTREPRENEUR MAGAZINE, INC. MAGAZINE, Stanford University, and SNAP. The combination of relevant content and ease of use has resulted in our website servicing over 100,000 user sessions and 1,200,000 page views each month with the average user session length in excess of fifteen minutes.

RECENT FINANCINGS

We recently entered into two agreements with finance institutions to increase our resources. The discussion below is qualified in its entirety by reference to the copies of the agreements attached as exhibits to this report.

On November 28, 2001, we entered into a Note Purchase Agreement, as amended by letter agreements dated November 30, December 14 and December 28, 2001, February 13, 2002 and March 4, 2002 (collectively, the "Agreement"), with SBI Investments
(USA) Inc. ("SBI"). Under the terms of the Agreement, SBI provided a loan to us in the amount of $975,000 in the form of a 48-month non-interest bearing, convertible note and may provide an additional loan to us in the amount of $525,000 by no later than June 30, 2002. The note, if fully funded by SBI, is convertible at SBI's option into 5,263,158 shares of our common stock at $0.285 per share. If SBI funds the full amount of the loan, SBI will become a party to an Investor Right Agreement and, as additional consideration we will issue to SBI an option to purchase up to that number of shares of our common stock equal to 1,500,000 divided by the average closing bid and ask price of our common stock for the 20 consecutive trading days preceding the date of SBI's exercise notice to us, but in no event will the number be more than .336 or less than ..23. The option may be exercised from time to time until June 30, 2002. At that time, we will evaluate the embedded beneficial conversion feature present in these convertible securities and make provision for those non-cash expenses if any.

On January 25, 2002, we entered into a Credit Agreement, as amended on April 12, 2002, with UBS Americas, Inc. ("UBS"). Under the terms of the Credit Agreement, UBS provided a revolving credit facility for up to $3,000,000 to us for the purpose of supporting the expansion of our brokerage business or investments in infrastructure to expand our operations or our broker-dealer operations. The loan must be repaid in full by January 2005 and bears interest at LIBOR plus a LIBOR margin of 2%. Among other covenants, we must maintain stockholders' equity of at least $7 million; however, the Credit Agreement, as amended, provides that we may exclude goodwill write-offs aggregating $8.5 million from stockholders' equity. We must make early repayments under the Credit Agreement if we acquire a new broker dealer firm, enter a new line of business, or hire more than four brokers in a single or related transactions. This repayment will be made by adding $1.00 to the cost of each incremental closing transaction we make through CSC, an affiliate of UBS.

We borrowed $1,500,000 under the credit facility in January 2002. The amount of the loan under the credit facility is not convertible into our equity securities.

OUR BUSINESS

RETAIL BROKERAGE BUSINESS. The largest portion of our revenues in 2002 were attributable to commissions generated by our brokerage activities through our wholly owned broker-dealer subsidiary, vFinance Investments. vFinance Investments buys and sells securities for its customers from other dealers on an agency basis, and charges its customers a commission for its services. Such commission revenue is derived from brokerage transactions in listed and over-the-counter securities and mutual fund securities. vFinance Investments has agreements with numerous mutual fund management companies pursuant to which it sells shares in a variety of mutual funds. Mutual fund commissions are derived from standard dealers' discounts that are a small percentage of the purchase price of the shares depending upon the terms of the dealer agreement and the size of the transaction. In addition, most funds permit vFinance Investments to receive additional periodic fees based upon the customer's investment maintained in particular funds.

MARKET-MAKING BUSINESS. In support of both of the firm's retail brokerage and investment banking businesses, we offer our retail brokerage, corporate and financial institutions wholesale market-making services. vFinance Investments makes markets in over 900 Over-the-Counter Bulletin Board and NASDAQ Small Cap stocks. We offer out clients professional execution of trades. This expertise supports the firms investment banking strategy of servicing high growth public companies that are looking for a financial services firm that is capable of assisting them in building broad based market support for their securities. Market makers use the firms own capital, research, retail and/or systems resources to represent a stock and compete with each other market makers to buy and sell the stocks or issues they represent. Operated primarily by electronic execution, buyers and sellers meet via computer to make bids and offers. Each market maker competes for "customer order flow" by displaying buy and sell quotations for a guaranteed number of shares in a security. Once an order is received, the market maker will immediately purchase for or sell from its own inventory, or seek the other side of the trade until it is executed, often in a matter of seconds. The market maker generates all of its revenue from the difference between the price paid when a security is bought and price received when that security is sold or the price received when the security is shorted and the price received when the short is covered. The Company's target customers are national and regional full-service broker-dealers, electronic discount brokers and institutional investors that require fast and efficient executions for each security.

INVESTMENT BANKING AND MERGERS AND ACQUISITIONS. A significant portion of our revenues in our last fiscal year were derived from the success fees generated by the investment-banking and the merger and acquisition activities of the vFinance Capital division of vFinance Investments, Inc. Through vFinance Capital, we offer capital raising and related services to (A) emerging growth and middle market privately held companies worldwide by assisting such companies in (i) developing sound strategic plans, (ii) obtaining growth, mezzanine, bridge, or acquisition capital (including, but not limited to, venture capital financing),
(iii) pursuing strategically sound
acquisitions or divestiture strategies, (iv) transitioning into viable professional corporations able to raise funds in the public markets, and (v) maximizing shareholder value by conducting recapitalizations or other liquidity transactions and (B) publicly held companies by arranging private equity financing for such publicly held companies. As consideration for such services, we are paid success fees which are agreed upon amounts based on the percentage of the total value of a transaction and are contingent on the successful completion of a specified transaction. As part of our success fees, we periodically receive equity instruments and stock purchase warrants from companies for which we perform services in addition to the cash paid for such services. Primarily all of the equity instruments are in private companies or small public companies. During our last fiscal year, the investment-banking and merger and acquisition activities of vFinance Capital consisted of acting as a placement agent for fourteen private placements, as an agent for one merger and as a consultant for two public companies.

Since 1996, the principals of vFinance Capital and its predecessor, Union Atlantic Capital, L.C., have structured private equity and debt placements totaling in excess of $300 million. The greatest majority of these financings are for companies with market capitalizations between $10 and $150 million.

MANAGEMENT CONSULTING. A portion of our revenues in our last fiscal year were derived from consulting fees generated by the management consulting activities of vFinance Holdings. Through vFinance Holdings we provide management consulting services and related services to corporations and high net worth individuals by working with the senior management of those corporations and high net worth individuals to (i) assess market conditions and evaluate their assets (tangible and intangible) and their operational capabilities; (ii) identify alternative strategies, establish processes to build consensus and create strategies for effectively implementing changes; and (iii) prepare a report formalizing our findings that serves as a tactical tool to ensure communication and consistency in planning and coordination of efforts. In addition, through the executive search practice of vFinance Holdings, we assist companies in identifying and recruiting talented individuals to help the companies grow. vFinance Holdings specializes in senior executive and board member searches for public companies as well as venture backed and private equity companies. As consideration for these services, vFinance Holdings is paid consulting fees that are based on a monthly retainer. As part of its consulting fees, vFinance Holdings periodically receives equity instruments and warrants from companies for which it performs services in addition to the cash paid for such services.

VFINANCE.COM WEBSITE. Through vFinance Holdings, Inc., we operate a branded investment-banking channel on the Web located at www.vfinance.com, offering visitors to our website convenient access to a variety of financial services, proprietary business development tools, searchable databases and daily news. We target a worldwide audience of entrepreneurs, CEOs, private investors and investment firms, allowing them to interconnect, transact and grow wealth. Our Venture Capital Resource Library of information on the website offers current articles on venture capital and other issues, information on initial public offerings, a searchable database of investment opportunities, and links to EDGAR, the SEC's database of electronic filings by public companies. Our website also provides directory listings for venture capital firms, investment banks, lenders, so-called venture capital angels (which provide first round financing for risky investments), accountants, financial printers, public relations firms, transfer agents and other types of companies providing business services. In addition, we offer through our website to start-ups and other early-stage firms a Web-based search engine, vSearch, of our proprietary database of venture capital firms by different criteria, including geography, amount of funds required, industry, stage of corporate development or keyword. Furthermore, we opened an online loan center on our website where growing businesses can apply for loans of up to $20 million. Most of the website provides information to the small business executive or entrepreneur free of charge. However, we do charge nominal fees for the use of proprietary search engines and premium services such as financial service listings and business plan listings. During 2001 the revenues generated by our company from the nominal fees charged by vFinance Holdings, Inc. for the use of our website's proprietary search engines and premium services were not significant.

CLEARING BROKER. We do not hold any funds or securities of our customers. vFinance Investments currently utilizes, on a fully disclosed basis, the services of Correspondent Services Corporation ("CSC"), a wholly owned subsidiary of PaineWebber Incorporated. As its clearing broker, CSC processes securities transactions for vFinance Investments and the accounts of its customers for which vFinance Investments pays CSC a fee. Services of CSC include billing and credit extension, control and receipt, custody and delivery of securities, for which vFinance Investments pays a transaction charge. According to the terms of the agreement between vFinance Investments and CSC, vFinance Investments has agreed to indemnify and hold CSC harmless from certain liabilities and claims, including claims arising from the transactions of its customers. In the event that customers fail to pay for their purchases or fail to supply the securities that they have sold, and CSC satisfies customer obligations, vFinance Investments would be obligated to indemnify CSC for any resulting losses. vFinance Investments, to date, has not experienced any material losses as a result of the failure of its customers to satisfy their obligations.

BUSINESS STRATEGY. The past decade has seen several significant market and technological developments that we believe will propel vFinance's business.

1. MIGRATION OF LARGE FINANCIAL SERVICES FIRMS AWAY FROM THE PRIVATE EQUITY MARKETS. As a result of the large influx of investment capital into the market, large financial services firms have moved away from offering their clients access to private equity investments that generate higher returns with a corresponding higher risk of investment. This has resulted in the phenomena of "Angel" investors who are accredited investors who through their own proprietary contacts invest in high growth companies.

2. CONSOLIDATION OF INVESTMENT BANKING FIRMS THAT SERVICES HIGH GROWTH MID MARKET COMPANIES. National firms that built their businesses by providing investment banking services to high growth companies and then managing their clients personal assets have for the most part been acquired by large banks and financial services firms over the past five years. Once acquired, these firms have either eliminated their investment banking practice or refocused it to the Fortune 500 market. This has created an opportunity for a national firm to service the thousands of public and private firms that are too small for the bigger firms to service. To attract this business, the firm must have national coverage and offer research, retail brokerage, trading and investment banking services.

3. DEVALUATION OF EQUITIES MARKETS. The bear market over the past 24 months has negatively impacted both public and private companies. Thousands of public companies have lost their financial services vendors as a result of their market capitalization contracting and the liquidity of their securities becoming impaired. These firms still have the need for a full service firm that has expertise in assisting them grow their company by raising capital, creating market awareness and finding accretive acquisition opportunities. Private companies has seen the availability of venture capital dry up as the IPO market has gone away.

4. THERE IS NO RECOGNIZED "BRAND" IN THE PRIVATE EQUITY BUSINESS. Through our web site, WWW.VFINANCE.COM with over 3000 links to our web site and top search engine placements in combination with our application engine, we are a well recognized international brand. Our brand attracts over 100,000 companies and 60,000 individuals principally in the investment business. This audience, utilizing our proprietary applications, generates thousands of qualified leads that drive our investment banking and retail brokerage businesses.

5. BEAR MARKET AND INCREASED GOVERNMENTAL REGULATION ARE DRIVING SMALL FINANCIAL SERVICES FIRMS OUT OF BUSINESS. The bear market has seen the demand for traditional brokerage services plummet over the past two years. This in combination with the emergence of online discount brokers and increased operating costs due to regulation has put a large number of small and medium sized broker dealers in financial jeopardy.

vFinance is uniquely positioned to take advantage of these factors. The acquisitions that the firm has done has positioned us with the breadth of products and services to attract and service the small to medium sized company and the high net worth investor.

We will continue to build our brand by further investing in our website. We will continue to identify valuable information that entrepreneurs, CEOs, and investors require. Once the entrepreneur, executive or investor begins using our proprietary search tools, the website electronically screens the information provided by the user to determine whether the business or investor meets a predefined criteria to become a qualified prospect for one of our company's businesses. This approach continuously provides us with a fresh list of qualified leads.

As a result of a large number of business opportunities from around the world coming to our website, we attract an audience of institutional and private investors looking for companies in which to invest. It is our mission to provide services that create an efficient market mechanism to tie investment capital to business opportunity. Through the medium of the Internet, we create an "investment banking channel" that demystifies the process of capital raising while offering the high net worth individual investment opportunities that today are only available to large financial institutions.

We are committed to take advantage of market conditions and the resultant low valuations of financial services firms that are synergistic to vFinance. We will look for acquisition opportunities in the areas of retail brokerage, investment banking and web based business services companies.

Our website attracts an audience of institutional and private investors looking for companies to invest in. It is our mission to provide services that create an efficient market mechanism to tie investment capital to business opportunity. Through the medium of the Internet, we create an "investment-banking channel" that simplifies the process of capital raising while offering the high net worth individual investment opportunities that today are only available to large financial institutions.

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

As for competitors in the business development portal industry, such industry consists of two categories of competitors: websites that only provide links and articles about small business issues and websites that provide their own content. Portals that primarily contain links, rather than content, include:
BizVillage, Business Week, EntrepreneurMag.com, MoneyHunter and Star-A-Business.com. Portals that provide content and services to our target market include: Merger Network, Vcapital and VentureOne, The Venture Capital Marketplace, Venture Capital Unlimited, Garage.com and VCA Online.com. However, unlike us, these portals typically charge membership or transaction fees. We compete with these portals by providing content and links without significant charges to the website user. By developing our subsidiary business units, we hope to derive revenue from website users who utilize the services of our subsidiary business units.

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

GOVERNMENT REGULATION

REGULATION OF THE SECURITIES INDUSTRY AND BROKER-DEALERS. Our business is subject to extensive regulation applicable to the securities industry in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. In general, broker-dealers are required to register with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Exchange Act, every registered broker-dealer that does business with the public is required to be a member of and is subject to the rules of the NASD. The NASD administers qualification testing for all securities principals and registered representatives for its own account and on behalf of the state securities authorities. VFinance Investments is a broker-dealer registered with the SEC and is a member of the NASD. Our broker-dealer is also subject to regulation under state law. vFinance Investments is currently registered as a broker-dealer in all 50 states and the District of Columbia. The NASD approved the change of ownership to us of (i) Union Atlantic Capital, L.C. from Pinnacle Capital Group, L.C., (ii) First Level Capital, Inc. from NW Holdings, Inc. and
(iii) First Colonial Securities Group, Inc. A recent amendment to the federal securities laws prohibits the states from imposing substantive requirements on broker-dealers that exceed those imposed under federal law. The amendment, however, does not preclude the states from imposing registration requirements on broker-dealers that operate within their jurisdiction or from sanctioning these broker-dealers who have engaged in misconduct.

The SEC, self-regulatory organizations such as the NASD and state securities commissions may conduct administrative proceedings which can result in censure, fine, the issuance of cease-and-desist orders, or the suspension or expulsion of a broker-dealer, its officers, or its employees. The SEC and self-regulatory organization rules cover many aspects of a broker-dealer's business, including capital structure and withdrawals, sales methods, trade practices among broker-dealers, use, and safekeeping of customers' funds and securities, record-keeping, the financing of customers' purchases, broker-dealer and employee registration, and the conduct of directors, officers, and employees. Additional legislation, changes in rules promulgated by the Commission and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers.

EFFECT OF NET CAPITAL REQUIREMENTS. As registered broker-dealers and members of the NASD,

Our broker dealers are subject to the Uniform Net Capital Rule under the Exchange Act. The Uniform Net Capital Rule, which specifies minimum net capital requirements for registered brokers-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. In general, net capital is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and certain discretionary liabilities, and less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively certain other assets. Among these deductions are adjustments (called haircuts), which reflect the possibility of a decline in the market value of an asset prior to disposition.

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

As of December 31, 2001, the minimum amount of net capital required to be maintained by vFinance Investments was $100,000.

A significant operating loss or any unusually large charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could harm our business. VFinance Investments is a member of Securities Investor Protection Corporation ("SIPC") which provides, in the event of the liquidation of a broker-dealer, protection for clients' accounts up to $500,000, subject to a limitation of $100,000 for claims for cash balances. Our clients' accounts are carried on the books and records of CSC. CSC has obtained additional insurance from a private insurer in an amount equal to $4,500,000 for the benefit of our clients' accounts with vFinance Investments that is supplemental to SIPC protection.

APPLICATION OF LAWS AND RULES TO INTERNET BUSINESS AND OTHER ONLINE SERVICES. Due to the increasing popularity and use of the Internet and other online services, various regulatory authorities are considering laws and/or regulations with respect to the Internet or other online services covering issues such as user privacy, pricing, content copyrights, and quality of services. In addition, the growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. When the Securities Act of 1933, as amended (the "Securities Act"), which governs the offer and sale of securities, and the Exchange Act, which governs, among other things, the operation of the securities markets and broker-dealers, were enacted, such acts did not contemplate the conduct of a securities business through the Internet and other online services. The recent increase in the number of complaints by online traders could lead to more stringent regulations of online trading firms and their practices by the SEC, NASD and other regulatory agencies. Although the SEC, in releases and no-action letters, has provided guidance on various issues related to the offer and sale of securities and the conduct of a securities business through the Internet, the application of the laws to the conduct of a securities business through the Internet continues to evolve. Furthermore, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes and personal privacy is uncertain and may take years to resolve. Uncertainty regarding these issues may adversely affect the viability and profitability of our business.

As our services, through our subsidiaries, are available over the Internet in multiple jurisdictions, and as we, through our subsidiaries, have numerous clients residing in these jurisdictions, these jurisdictions may claim that our subsidiaries are required to qualify to do business as a foreign corporation in each such jurisdiction. While vFinance Investments is currently registered as a broker-dealer in the jurisdictions described in this report, vFinance Investments and our non-broker dealer subsidiaries are qualified to do business as a foreign corporation in only a few jurisdictions; failure to qualify as an out-of-state or foreign corporation in a jurisdiction where it is required to do so could subject us to taxes and penalties for the failure to qualify.

INTELLECTUAL PROPERTY

We own the following federally registered marks: vFinance.com, Inc.(R), AngelSearch(R)and First Colonial Securities Group, Inc.(R)In addition, we use the following trademarks: Union Atlantic LCTM, Union Atlantic Capital, L.C. TM, Colonial Direct Financial Group, Inc. TM, Colonial Direct Retirement Services, Inc. TM and Colonial Direct Capital Management, Inc. TM We believe the Colonial marks now have no value.

EMPLOYEES

At December 31, 2001, we employed the following personnel:

          Position                       Salaried     Contract    Total
          --------                       --------     --------    -----
          Officers                           5            0         5
          Clerical                          35            0        35
          Brokers                           31           21        52
          Traders                           13            0        13
          Investment Bankers                11            1        12
          Website                            4            0         4
          Other                              2            3         5
          Totals

None of our personnel is covered by a collective bargaining agreement. We consider our relationships with our employees to be good. Any future increase in the number of employees will depend upon the growth of our business. Our registered representatives are required to take examinations administered by the NASD and state authorities in order to qualify to transact business and are required to enter into agreements with us obligating them, among other things, to adhere to industry rules and regulations, our supervisory procedures and not to solicit customers in the event of termination of employment.

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

RISKS RELATED TO OUR COMPANY

WE HAVE A LIMITED OPERATING HISTORY. AS A RESULT, YOU MAY HAVE DIFFICULTY EVALUATING OUR BUSINESS AND PROSPECTS.

    We have a limited operating history. We only commenced our broker-dealer operations in the middle of 2000. In addition, we completely restructured our broker-dealer operations in 2001 through the acquisition of the two firms mentioned above and their merger into a single operation. We purchased our hedge fund management business in mid-2001. Our website has been in existence since 1995. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development. These risks are particularly severe among companies in new and rapidly evolving markets such as online business development services and those in regulated industries such as the securities industry. It may be difficult or impossible to accurately forecast our operating results and evaluate our business and prospects based on our historical results.

WE WILL NEED TO RAISE ADDITIONAL FUNDS. THESE FUNDS MAY NOT BE AVAILABLE WHEN WE NEED THEM.

    Based on our current plans and the funding noted above, we believe that our cash on hand and cash generated from our operations will be sufficient to fund our operations for at least the next 12 months. After this time, we may need to raise additional funds to operate the business, support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated events. We can provide no assurances that additional financing will be available when needed on favorable terms, or at all. If these funds are not available when we need them, we may need to change our business strategy or reduce our operations or investment activities. In addition, any issuance of additional equity securities will dilute the ownership interest of our existing stockholders and the issuance of additional debt securities may increase the perceived risk of investing in us.

THERE ARE RISKS ASSOCIATED WITH OUR PLANNED EXPANSION AND ACQUISITIONS.

    We have undertaken certain additional risks in connection with our expansion and will undertake such risks in the future, many of which are not risks presently associated with our core business and operations. We believe that our management team and the new internal procedures that we are implementing in connection with the expansion of our operations will be adequate to manage and supervise this new business line. However, we cannot be sure that management will be able to address all of the new risks associated with this business or that the policies and procedures we implement will be sufficient.

THE COMPETITION WE FACE FROM BOTH ESTABLISHED AND RECENTLY FORMED FIRMS MAY ADVERSELY AFFECT OUR REVENUE AND PROFITABILITY. WE ALSO FACE COMPETITION FROM FIRMS THAT ARE NOT CURRENTLY IN OUR MARKET BUT COULD QUICKLY AND EASILY ENTER OUR MARKET.

    We encounter intense competition in all aspects of our business, and we expect this competition to increase. For example, we face competition from regionally focused companies, both domestically and internationally, which are trying to connect start-ups with venture investors using an Internet-based market. These competitors include SeedStage Capital, Vcapital.com, Yazam.com and OffRoad Capital. We also compete in the business development portal industry with portals that provide content and services to our target market including Merger Network, Vcapital and VentureOne, The Venture Capital Marketplace, Venture Capital Unlimited, Garage.com and VCA Online.com.

    We also face competition from Internet incubator firms such as Internet Capital Group, divine interVentures, Bill Gross' ideaLab!, and eCompanies. These companies offer an alternative source of capital and also provide start-ups with office space, equipment, professional services and strategic guidance. More generally, we face competition from established venture capital firms, merchant banks, investment banks, management consulting firms and angel investor networks. In addition, companies that have not traditionally provided investment-banking services, including commercial banks and providers of online financial services, may elect to enter into our industry, particularly if our existing competitors or we are successful. This competition could reduce the demand for our services and create pricing pressures. Established professional service and financial firms could leverage their existing and future relationships with start-ups, their expertise and their established reputations to enter our market quickly, thereby reducing the demand for, or the prices of, our services.

    If we are unable to compete effectively with these competitors, the quality of the companies applying to us for assistance may be reduced. Many of our competitors have longer operating histories and significantly greater financial, technical and marketing resources than we have. In addition, many of these competitors offer a wider range of services and financial products than we offer. Many current and potential competitors also have greater name recognition and more extensive customer bases that could be used to accelerate their competitive activity. Moreover, current and potential competitors have established and may establish future cooperative relationships among themselves and with third parties to enhance their products and services in this space. Consequently, new competitors or alliances may emerge and rapidly acquire significant market share. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures up face will not harm our business. VARIATIONS IN OUR QUARTERLY OPERATING RESULTS CAUSED BY THE TIMING OF OUR CLIENT COMPANIES' FINANCING TRANSACTIONS AND THE TIMING OF OUR EVENTS COULD CAUSE OUR STOCK PRICE TO FLUCTUATE. THIS FLUCTUATION COULD RESULT IN SUBSTANTIAL LOSSES TO INVESTORS.

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

PERIODS OF DECLINING SECURITIES PRICES, INACTIVITY OR UNCERTAINTY IN THE PUBLIC OR PRIVATE EQUITY MARKETS MAY ADVERSELY AFFECT OUR SUCCESS AND CONSULTING FEE REVENUE DUE TO A DECLINE IN INVESTMENT ACTIVITY.

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

OUR DIRECTORS AND EXECUTIVE OFFICERS CONTROL APPROXIMATELY 34% OF OUR COMMON STOCK AND MAY HAVE INTERESTS DIFFERING FROM THOSE OF OTHER STOCKHOLDERS.

    At December 31, 2001, our directors and executive officers control approximately 34% of our outstanding common stock, directly as stockholders and indirectly through control relationships with other stockholders. These directors and executive officers, if acting together, would be able significantly to influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions, including mergers, consolidations and the sale of substantially all of our assets. This control could have the effect of delaying or preventing a third party from acquiring or merging with us, which could hinder your ability to receive a premium for your shares.

OUR VFINANCE BRAND MAY NOT ACHIEVE THE BROAD RECOGNITION NECESSARY TO SUCCEED.

    We believe that broader recognition and positive perception of the "vFinance" brand is essential to our future success. Accordingly, we intend to continue to pursue an aggressive brand enhancement strategy, which will include multimedia advertising, promotional programs and public relations activities. These initiatives will require significant expenditures. If our brand enhancement strategy is unsuccessful, these expenses may never be recovered and we may be unable to increase future revenues. Successful positioning of our brand will depend in large part on:

     o    The success of our advertising and promotional efforts;

     o    An increase in the number of users and page views of our website; and

     o The ability to continue to provide a website and services useful to our clients.

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

FAILURE TO MAINTAIN OR INCREASE THE FLOW OF TRAFFIC TO OUR WEBSITE COULD HARM OUR BUSINESS.

    Our business partially depends on our ability to maintain or increase traffic on our website as well as our ability to have visitors to our website use our services. The ECI is dependent on the flow of information for its validity. It is important for our business development activities to increase the number of daily visitors, repeat visitors and the amount of time visitors spend on our website. Failure to do so could adversely affect our revenue and our ability to raise additional funds.

IF WE DO NOT CONTINUE TO DEVELOP AND ENHANCE OUR SERVICES IN A TIMELY MANNER, OUR BUSINESS MAY BE HARMED.

     Our future success will depend on our ability to develop and enhance our services and add new services. We operate in a very competitive industry in which the ability to develop and deliver advanced services through the Internet and other channels is a key competitive factor. There are significant risks in the development of new or enhanced services, including the risks that we will be unable to:

     o    Effectively use new technologies;

     o    Adapt our services to emerging industry or regulatory standards; or

     o    Market new or enhanced services.

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

INTERNET AND INTERNAL COMPUTER SYSTEM FAILURES OR COMPROMISES OF OUR SYSTEMS OR SECURITY COULD DAMAGE OUR REPUTATION AND HARM OUR BUSINESS.

    Although a significant portion of our business is conducted using traditional methods of contact and communications such as face-to-face meetings, a portion of our business is conducted through the Internet. We could experience future system failures and degradations. We cannot assure you that we will be able to prevent an extended systems failure if any of the following events occurs:

     o    Human error;

     o    Subsystem, component, or software failure;

     o    A power or telecommunications failure;

     o    An earthquake, fire, or other natural disaster;

     o    Hacker attacks or other intentional acts of vandalism; or

     o    An act of God or war.

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

    The secure transmission of confidential information over public networks is a critical element of our operations. We rely on encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of confidential information over the Internet. To the best of our knowledge, to date, we have not experienced any security breaches in the transmission of confidential information. Moreover, we continually evaluate advanced encryption technology to ensure the continued integrity of our systems. However, we cannot assure you that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise of the technology or other algorithms used by our vendors and us to protect client transaction and other data. Any compromise of our systems or security could harm our business.

THERE ARE RISKS ASSOCIATED WITH OUR STOCK TRADING ON THE NASD OTC BULLETIN BOARD RATHER THAN A NATIONAL EXCHANGE.

    There are significant consequences associated with our stock trading on the NASD OTC Bulletin Board rather than a national exchange.

    The effects of not being able to list our securities on a national exchange include:

     o    Limited release of the market prices of our securities;

     o    Limited news coverage of us;

     o    Limited interest by investors in our securities;

     o    Volatility of our stock price due to low trading volume;

     o Increased difficulty in selling our securities in certain states due to "blue sky" restrictions; and

     o Limited ability to issue additional securities or to secure additional financing.

WE DEPEND ON A LIMITED NUMBER OF KEY EXECUTIVES WHO WOULD BE
DIFFICULT TO REPLACE.

    Our success depends significantly on the continued services of our senior management, especially Leonard J. Sokolow, our Chief Executive Officer and President. Losing Mr. Sokolow or any of our and our subsidiaries' other key executives, including Timothy E. Mahoney, our Chairman and Chief Operating Officer; Robert F. Williamson, Jr., our Chief Financial Officer; David A. Spector, one of our Vice Presidents; and Marc N. Siegel, President of vFinance Investments, could seriously harm our business. We cannot assure you that we will be able to retain our key executives or that we would be able to replace any of our key executives if we were to lose their services for any reason. Competition for these executives is intense. If we had to replace any of these key executives, we would not be able to replace the significant amount of knowledge that these key executives have about our operations. We do not maintain "key person" insurance policies on any of our executives.

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

WE RELY VERY HEAVILY ON CSC, THE CLEARING BROKER FOR VFINANCE INVESTMENTS, OUR OPERATING BROKER-DEALER SUBSIDIARY. THE TERMINATION OF THE AGREEMENT BETWEEN THE CLEARING BROKER AND VFINANCE INVESTMENTS COULD HARM OUR BUSINESS.

    Either party upon 60 days prior written notice may terminate the clearing agreement between CSC and us. According to the terms of the agreement, the clearing broker, on a fee basis, processes all securities transactions for the accounts of vFinance Investments and the accounts of its clients. CSC services include billing and credit extension, control and receipt, custody and delivery of securities, for which vFinance Investments pays a transaction charge. We are dependent on the operational capacity and the ability of CSC for the orderly processing of transactions. In addition, by engaging the processing services of a clearing broker, vFinance Investments is exempt from certain capital reserve requirements and other complex regulatory requirements imposed by federal and state securities laws. Moreover, vFinance Investments has agreed to indemnify and hold CSC harmless from certain liabilities or claims, including claims arising from the transactions of its clients.

OUR OPERATING BROKER-DEALER SUBSIDIARY EXTENDS CREDIT TO ITS CLIENTS AND IS SUBJECT TO RISKS AS A RESULT.

    Our broker dealer clears all transactions for its customers on a fully disclosed basis with its clearing broker, CSC, which carries and clears all customer securities accounts. A limited portion of the customer securities activities of vFinance Investments are transacted on a "margin" basis, pursuant to which credit is extended to customers, which (a) is secured by cash and securities in customer accounts, or (b) involve (i) "short sales" (i.e., the sale of securities not yet purchased) or (ii) the purchase and sale of commodity futures contracts, substantially all of which are transacted on a margin basis. These risks are increased during periods of volatile markets in which the value of the collateral vFinance Investments holds could fall below the amount borrowed by its clients. If margin requirements are not sufficient to cover losses, vFinance Investments may be required to sell or buy securities at prevailing market prices and incur losses to satisfy its client obligations.

WE UNDERWRITE SECURITIES THROUGH VFINANCE INVESTMENTS AND ARE SUBJECT TO LOSSES RELATING TO A DECLINE IN THE MARKET VALUE OF SECURITIES THAT WE HOLD IN INVENTORY AND TO LIABILITY FOR ENGAGING IN UNDERWRITING ACTIVITIES.

    The underwriting activities of vFinance Investments involve the purchase, sale or short sale of securities as a principal. As an underwriter, vFinance Investments agrees to purchase securities on a "firm commitment" basis and is subject to risk that it may be unable to resell securities or be required to dispose of securities at a loss. In connection with our investment-banking activities in which vFinance Investments acts as a manager or co-manager of public offerings of securities, we expect to make increased commitments through vFinance Investments of capital to market making activities in securities of those issuers. Any additional concentration of capital in the securities of those issuers held in inventory will increase the risk of loss from possible declines in the market price of those securities. In addition, under federal securities laws, other laws and court decisions with respect to underwriters' liabilities and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to securities offerings. Our potential liability through vFinance Investments as an underwriter is generally not covered by insurance. Moreover, underwriting commitments constitute a charge against net capital and the ability of vFinance Investments to make underwriting commitments may be limited by the requirement that it must at all times be in compliance with the net capital rule.

IF WE CANNOT ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, OUR COMPETITIVENESS MAY BE HARMED.

    Our success and ability to compete depend to a significant degree on our intellectual property. We rely on copyright and trademark law, as well as confidentiality arrangements, to protect our intellectual property. Our company owns the following federally registered marks: vFinance, Inc.(R), vFinance.com, Inc.(R), AngelSearch(R) and First Colonial Securities Group, Inc.(R) In addition, our company owns the following state registered marks: Union Atlantic LC, Union Atlantic Capital, L.C., Colonial Direct Financial Group, Inc., Colonial Direct Retirement Services, Inc., and Colonial Direct Capital Management, Inc. We currently do not have any patents. The concepts and technologies we use may not be patentable. Our competitors or others may adopt product or service names similar to "vFinance.com," thereby impeding our ability to build brand identity and possibly leading to client confusion. Our inability to adequately protect the name "vFinance.com" would seriously harm our business. Policing unauthorized use of our intellectual property is made especially difficult by the global nature of the Internet and difficulty in controlling the ultimate destination or security of software or other data transmitted on it.

    The laws of other countries may afford us little or no effective protection for our intellectual property. We cannot assure you that the steps we take will prevent misappropriation of our intellectual property or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to:

     o    Enforce our intellectual property rights;

     o    Determine the validity and scope of the proprietary rights of others;
          or

     o    Defend against claims of infringement or invalidity.

    Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could seriously harm our business.

OUR BOARD OF DIRECTORS CAN ISSUE SHARES OF "BLANK CHECK" PREFERRED STOCK WITHOUT FURTHER ACTION BY OUR STOCKHOLDERS.

    Our Board of Directors has the authority, without further action by the stockholders, to issue up to 2,500,000 shares of preferred stock (of which, 122,500 shares are designated as Series A Convertible Preferred Stock and were issued in connection with the merger with Colonial Direct

Financial Group, Inc., and 50,000 shares are designated as Series B Convertible Preferred Stock and were issued in connection with the merger with Colonial Direct Financial Group, Inc.) in one or more series and to fix the rights, preferences, privileges and restrictions of the preferred stock, including:

     o    Dividend rights;

     o    Conversion rights;

     o Voting rights, which may be greater or lesser than the voting rights of the common stock;

     o    Rights and terms of redemption;

     o    Liquidation preferences; and

     o    Sinking fund terms.

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

RISKS RELATED TO OUR INDUSTRY

THE MARKET FOR ONLINE BUSINESS DEVELOPMENT SERVICES IS NEW AND UNPROVEN. IF THE MARKET FOR THESE SERVICES FAILS TO GROW, OUR BUSINESS WILL SUFFER.

    The market for online business development services is at an early stage of development and is rapidly evolving. Consequently, demand and market acceptance for these recently introduced services are subject to a high level of uncertainty. Traditional means of investing and raising capital generally involve numerous face-to-face meetings. Our business requires entrepreneurs and venture capital investors, who have relied in the past upon traditional means of investing and raising capital, to submit information through our website. Accordingly, we must conduct marketing and sales efforts to educate these prospective clients about the uses and benefits of investing and raising capital online. For example, we must persuade our prospective startup clients that the services we offer, such as facilitating venture capital transactions, and business model review and counseling, provide value in relation to the services that our competitors offer, principally providing capital. If these prospective clients do not accept our online and our traditional consulting and investment-banking services, our business will be seriously harmed. GOVERNMENTAL REGULATION OF THE INTERNET MAY NEGATIVELY AFFECT OUR BUSINESS AND REDUCE DEMAND FOR OUR SERVICES. Laws directly applicable to communications or commerce over the Internet are becoming more prevalent. The manner in which new and existing laws will be applied to the Internet, however, remains largely unsettled. It may take years to determine whether and to what extent existing laws will apply to Internet transactions. The uncertainty relating to how these laws will be applied may increase our cost of doing business and increase the risk associated with doing business.

WE, THROUGH OUR BROKER-DEALER SUBSIDIARY, ARE SUBJECT TO REGULATION BY THE SEC, STATE REGULATORS AND THE NASD.

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

     Broker-dealers are subject to regulations covering many aspects of the securities business, including:

     o    Sales methods;

     o    Trade practices among broker-dealers;

     o    Use and safekeeping of customers' funds and securities;

     o    Capital structure;

     o    Record keeping;

     o    Conduct of directors, officers, and employees; and

     o    Supervision of employees, particularly those in branch offices.

Our mode of operation and profitability may be directly affected by:

     o    Additional legislation;

     o    Net capital requirements;

     o Changes in rules promulgated by the SEC, state regulators, the NASD, and other self-regulatory organizations; and

     o Changes in the interpretation or enforcement of existing laws and rules.

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

WE MAY BE LIABLE FOR INFORMATION RETRIEVED FROM OUR WEBSITE, THE WEBSITES OF OUR SPONSORS, AND THE WEBSITES OF OTHER THIRD PARTIES.

    Users of our website may access content on our website and on the websites of our sponsors or other third parties through website links, and they may download content and subsequently transmit this content to others over the Internet or other means. This could result in claims against us based on a variety of theories, including defamation, obscenity, negligence, copyright, trademark infringement or the wrongful actions of third parties. Other actions may be brought based on the nature, publication and distribution of our content or based on errors or false or misleading information provided on our website. Claims have been brought against online services in the past, sometimes successfully, based on the content of material contained on their websites.

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

ITEM 2. DESCRIPTION OF PROPERTY.

At December 31, 2000, our corporate headquarters was located at 6600 North Andrews Avenue, Suite 304, Fort Lauderdale Florida 33309, where we leased approximately 3,800 square feet of office space at a rental of $87,883 per annum, under a lease that expires on April 30, 2002. On January 22, 2001, we sublet this office space on the same terms for the remaining term of such lease.

On January 13, 2001, we relocated our corporate headquarters to 3010 North Military Trail, Boca Raton, Florida 33431, where Colonial Direct Financial Group, Inc., our wholly owned subsidiary, leased approximately 15,750 square feet at a rental of $271,791 per annum, under a lease which expires in 2008. This office space is also the corporate headquarters of all of our subsidiaries.

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

The following information relates to the branch offices of First Colonial Securities Group, Inc.:


                               Approximate Annual
Office Locations                 Square Footage                Lease Rental                  Exp. Date
----------------               ------------------              ------------              -----------------
New York, NY                      11,165                        $474,513                 December 31, 2006
Paramus, NJ                        2,578                         $43,182                 December 31, 2001
Marlton, NJ                        6,130                        $128,178                 March 31, 2004

Colonial Direct Financial Group, Inc. remains liable on its prior New York branch office lease that was for approximately 4,425 square feet, at an annual rental rate of approximately $126,500, for a term that expires May 16, 2002. Colonial Direct Financial Group, Inc. is actively seeking a subtenant or assignee for this office space and remains primarily responsible until such time as a subtenant or assignee is located and approved by the landlord.

Colonial Direct Financial Group, Inc. has entered into a sublease at its Marlton, NJ office location for the balance of the lease term for approximately 6,130 of the total square footage, at an annual rental rate of $123,520.

The following information relates to the branch offices of First Level Capital,
Inc.:


                               Approximate Annual
Office Locations                 Square Footage                Lease Rental                  Exp. Date
----------------               ------------------              ------------              -----------------
New York, NY                         3,300                      $105,036                   March 1, 2006
Boca Raton, FL                       1,171                      $27,659                   October 31, 2002
Sarasota, FL                         1,058                      $19,903                     July 31, 2004
Red Bank, NJ                         4,100                      $75,000                   October 31, 2003

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

ITEM 3. LEGAL PROCEEDINGS.

From time to time a subsidiary of ours or we are named as a party to a lawsuit that has arisen in the ordinary course of business. Although it is possible that losses exceeding amounts already recorded may be incurred upon ultimate resolution of these existing legal proceedings, we believe that such losses, if any, will not have a material adverse effect on our business, results of operations or financial position; however, unfavorable resolution of each matter individually or in the aggregate could affect the consolidated results of operations for the quarterly and annual periods in which they are resolved.

The business of vFinance Investments involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied customers for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions that generally seek rescission and substantial damages.

In the ordinary course of business, our company and/or its subsidiaries may be parties to other legal proceedings and regulatory inquiries, the outcome of which, either singly or in the aggregate, is not expected to be material. There can be no assurance however that any sanctions will not have a material adverse effect on the financial condition or results of operations of our company and/or its subsidiaries. What follows below is a brief summary of certain matters pending against or involving our subsidiaries and us.

First Colonial Securities Group, Inc. ("First Colonial") is subject to supervision and regulation by the NASD, the SEC and various state securities commissions. As part of this regulatory oversight, First Colonial is subject to periodic examination and inspections by these authorities. First Colonial has been advised that as a result of an examination performed by the Philadelphia office of the NASD for the years 1996 and 1997, the NASD identified several possible material deficiencies. The NASD and our company settled the matter in February 2002 with us paying a fine of $75,000.

On April 5, 2001 Fleet National Bank ("Fleet") filed a complaint against Michael Golden ("Golden") (a former controlling shareholder of Colonial Direct Financial Group, Inc., one of our wholly owned subsidiaries ("Colonial Direct")) and Colonial Direct in the Superior Court of New Jersey in the amount of $315,902.94 for Lines of Credit issued prior to our January 2001 acquisition of Colonial Direct. In October 2001, the Superior Court entered a summary judgment in favor of Fleet. The period for appeal of the summary judgment expired on December 10, 2001. Despite our joint liability with Michael Golden, we have fully accrued for and established reserves for this judgment.

On April 5, 2001 Fleet filed a complaint against First Colonial Securities, Inc., a wholly owned subsidiary of Colonial Direct in the Superior Court of New Jersey in the amount of $210,928.19 for a letter of credit issued prior to our January 2001 acquisition of Colonial Direct. In October 2001, the Superior Court entered a summary judgment in favor of Fleet. The period for appeal of the summary judgment expired on December 10, 2001. We have fully accrued for and established reserves (including reserves for net capital purposes) for this judgment.

On or about May 17, 2001, Golden filed an initial complaint against us in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, alleging that we breached our January 5, 2001 employment agreement with Golden, which was entered into as a result of the merger between Colonial Direct and us. Mr. Golden claims that he terminated the agreement for "good reason," as defined in the agreement, and that we have failed to pay him severance payments and other benefits as well as accrued commissions and un-reimbursed expenses. In the initial complaint, Golden sought monetary damages from us in excess of $50,000 together with interest, attorney's fees and costs.

On or about July 18, 2001, we filed our answer and affirmative defenses and counterclaims with the Circuit Court against Golden and Ben Lichtenberg ("Lichtenberg"), Golden's partner in Colonial Direct, denying all material allegations in the complaint, affirmatively alleging that Golden is not entitled to any severance payments because he was terminated for cause for his insubordination, failure to follow directives of our board of directors and for breaches of fiduciary duty to us. We also alleged that both Golden and Lichtenberg violated the merger agreement between Colonial Direct and us by breaching certain of the representations and warranties set forth in the merger agreement by, among other things, failing to advise us of certain loan agreement defaults, improperly withdrawing approximately $400,000 of capital from Colonial Direct, failing to deliver a closing balance sheet and failing to disclose significant liabilities of Colonial Direct. Claiming that the activities of Golden and Lichtenberg constituted violations of Florida's Securities Investor Protection Act, common law fraud, breach of fiduciary duty, breach of contract, intentional interference with advantageous business relationships, and breach of the implied covenant of good faith and dealing, we are seeking indemnification under the merger agreement and additional monetary damages against Golden and Lichtenberg in excess of $15,000.

In response to our answer, affirmative defenses and counterclaims, on or about September 1, 2001, Golden filed an amended complaint with the Court against us, Leonard Sokolow ("Sokolow"), our President and Chief Executive Officer, and Timothy Mahoney ("Mahoney"), the Chairman of our board of directors. In the amended complaint, Golden alleges that Sokolow and Mahoney made various false representations that induced Golden to enter into the merger agreement and his employment agreement. Golden is seeking monetary damages from Sokolow, Mahoney and us in excess of $4.6 million.

Lichtenberg filed an answer, affirmative defenses and counterclaims with the Court in response to our filing with the Court on July 13, 2001. In addition to denying all material allegations in our July 13, 2001 counterclaims against him, Lichtenberg alleges that: (a) we breached our employment agreement with him, (b) Sokolow and the company made various false representations that induced Lichtenberg to enter into the merger agreement and (c) we materially breached the Colonial Direct merger agreement. Lichtenberg is seeking delivery from us of 414,825 shares of our common stock and monetary damages of at least $488,000 from Sokolow and us, jointly and severally. On November 20, 2001 Sokolow and the company filed an answer and affirmative defenses to these allegations denying Lichtenberg's allegations. The parties are proceeding with discovery and the matter has been placed on the Circuit Court's September 2002 trial docket.

PROCEEDINGS INVOLVING FIRST COLONIAL SECURITIES GROUP, INC.

On May 15, 2001, Louis D'Alessio filed a claim with the NASD against First Colonial and Joel Kamphuis. His claim alleges compensatory damages in an amount between $100,000 and $500,000 plus unspecified punitive damages. He alleges unfair business practices, violation of the federal securities act, violation of state securities statutes, and common law fraud. vFinance Investments believes that their claim is without merit and is vigorously defending the action. We anticipate that this matter will result in a settlement of approximately $15,000.

On January 22, 2002, Josephine and Frank Oliveri filed a claim with the NASD against First Colonial and Anthony Guglieri. Their claim alleges compensatory damages of $192,286.50 plus interest and punitive damages of $100,000. They allege unsuitable investments, unauthorized trading, excessive trading and lack of supervision. vFinance Investments believes that their claim is without merit and is vigorously defending the action. We anticipate that this matter will result in a settlement of approximately $25,000.

On October 3, 2001, Sterling Financial Investment Group filed a claim with the NASD against vFinance Investment, Michael Kraft, Mickey Dubberly and Jaret Brietstein. Their claim alleges compensatory damages and punitive damages to not exceed the sum of $500,000. They alleged vFinance Investments offered and made significant cash payments to Sterling's employees, Kraft, Dubberly and Brietstein to entice them to break their written employment agreements with Sterling and work for vFinance Investments. vFinance Investments believes that their claim is without merit and is vigorously defending the action.

On August 14, 2001, Rosario Catanzarite, Joann Catanzarite, Anna Piegaro, Brian Catanzarite and Dina Catanzarite filed a claim with the NASD against First Colonial, Rodney Strong, Glen Merendino, Michael Golden, Lewis Maniloff, and Steven Schwartz. Their claim alleges compensatory damages in the amount of $125,000 plus interest. They allege that Mr. Merendino completely abused their trust, processed unsuitable trades, coupled with abusive use of margin. vFinance Investments believes that their claim is without merit and is vigorously defending the action. We anticipate that this matter will result in a settlement of approximately $25,000.

We are engaged in a number of other legal proceedings incidental to the conduct of our business. These claims aggregate a range of $684,800 to $1,919,000. In the opinion of our management, our company is adequately insured against the claims relating to such proceedings, and any ultimate liability arising out of such proceedings will not have a material adverse effect on the financial condition or results of operations of our company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the fourth quarter of our 2001 fiscal year.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our common stock, par value $0.01 per share, is traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "VFIN."

From October 8, 1992 through December 31, 1993, our common stock and warrants were trading on the NASDAQ SmallCap Market under the symbols PFII and PFIIW, respectively, and on the Boston Stock Exchange under the symbols PFI and PFIW, respectively. In January 1994, our common stock and warrants were de-listed from both exchanges. The warrants expired in October 1995. From January 1994 until November 18, 1998, there was no public trading market for our common stock.

The following table sets forth the closing high and low bid information for our common stock for the periods indicated below, as reported by the National Quotation Bureau during such periods:

                                                  High       Low
                                                  ----       ---
                           2000

                           1st Quarter            $8.00      4.19
                           2nd Quarter             7.75      2.88
                           3rd Quarter             3.88      1.66
                           4th Quarter             1.88      0.63

                           2001

                           1st Quarter             0.97      0.31
                           2nd Quarter             0.21      0.50
                           3rd Quarter             0.46      0.22
                           4th Quarter             0.88      0.15

The foregoing quotations supplied by the National Quotations Bureau reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

We are authorized to issue 75,000,000 shares of common stock, of which 23,387,097 shares were issued and outstanding as of March 27, 2002. We are authorized to issue up to 2,500,000 shares of preferred stock, of which (i) 122,500 shares are designated as Series A Convertible Preferred Stock, par value $0.01 per share, all of which are currently issued and outstanding, and (ii) 50,000 shares are designated as Series B Convertible Preferred Stock, par value $0.01 per share, all of which are currently issued and outstanding. The number of stockholders of record for the Common Stock as of March 27, 2002 was 60.

We have not paid any cash dividends since inception, and we do not anticipate paying any cash dividend in the foreseeable future.

Our transfer agent is North American Transfer Co., Freeport, New York 11520.

RECENT SALES OF UNREGISTERED SECURITIES

PRIVATE PLACEMENTS. On June 1, 2000, we granted to each of Leonard J. Sokolow and Timothy E. Mahoney an option to purchase up to 500,000 shares of our common stock. On January 1, 2001, Messrs. Sokolow and Mahoney agreed to the cancellation of these options. On January 5, 2001, each of Mr. Sokolow and Mr. Mahoney received the right to be granted an option to purchase 500,000 shares of our common stock if he remained employed by our company for at least six months thereafter. These options were also cancelled on April 2, 2001.

On July 6, 2001, each of Mr. Sokolow and Mahoney received an option to purchase 500,000 shares of our common stock that expires on July 6, 2006, 25% of which vested upon grant and the remainder of which vests in three equal annual installments beginning July 6, 2002. The option grants to Messrs. Sokolow and Mahoney were exempt from registration pursuant to Section 4(2) of the Securities Act.


We recently sold the following equity securities to unaffiliated entities. The sales were exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act.

As of December 18, 2001, Critical Infrastructure Fund (BVI), LP, purchased 877,193 shares of our common stock for $250,000. See Item 101, "Description of Business - Our History" above. Pursuant to the terms of the sale, Critical Infrastructure Fund (BVI), LP, received registration rights incidental to a company registration of securities with the SEC with respect to these shares. Critical Infrastructure Fund (BVI), LP, subsequently sold some of these shares to Messrs. Williamson, Sokolow and Mahoney and the Elliot J. Brody Revocable Trust.

As of December 21, 2001, Innovex Partners purchased 980,392 shares and received a warrant to purchase 1,000,000 shares of our common stock at $.35 per share for a purchase price of $250,000. The warrant is immediately exercisable and expires on December 21, 2006.

As of January 7, 2002, AMRO International, S.A. purchased 350,878 shares of our common stock for $100,000. Pursuant to the investment, AMRO was granted registration rights incidental to a company registration of securities with the SEC with respect to the shares.

As of March 27, 2002, there were options and warrants to purchase up to 13,300,549 shares of our common stock held by our employees and consultants and employees and consultants of our subsidiaries outstanding. Such options and warrants vest over a one month to four-year period and expire between 2004 and 2005. The per share exercise price ranges from $0.28 to $7.20. These options and warrants were exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

We earn revenue from brokerage and trading which are recognized on the day of the trade. We also earn revenue from investment banking and consulting. Monthly retainer fees for investment banking and consulting are recognized as earned. Investment banking success fees are generally based on a percentage of the total value of a transaction and are recognized upon successful completion.

We do not require collateral from our customers. Revenues are not concentrated in any particular region of the country or with any individual or group.

We periodically receive equity instruments and stock purchase warrants from companies as part of its compensation for investment-banking services that are classified as investments in trading securities on the balance sheet if still held at the financial reporting date. Primarily all of the equity instruments are received from small public companies. These stock purchase warrants are considered derivatives. We adopted Financial Accounting Standards Board Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, ("SFAS No. 133") on January 1, 2000. We recognize revenue for these stock purchase warrants when received based on the Black Scholes valuation model. On a monthly basis, we recognize unrealized gains or losses in the statement of operations based on the changes in value in the stock purchase warrants as determined by the Black Scholes valuation model. Realized gains or losses are recognized in the statement of operations when the related stock purchase warrant is exercised and sold. For each of the years ended December 31, 2001 and 2000, we recognized $1,756,411 and $1,501,654, respectively, of revenue in connection with the receipt of equity instruments.

Occasionally, we receive equity instruments in private companies with no readily available market value. Equity interests and warrants for which there is not a public market are valued based on factors such as significant equity financing by sophisticated, unrelated new investors, history of positive cash flow from operations, the market value of comparable publicly traded companies (discounted for liquidity) and other pertinent factors. Management also considers recent offers to purchase a portfolio company's securities and the filings of registration statements in connection with a portfolio company's initial public offering when valuing warrants.

Prior to October 25, 2001, our policy was to periodically distribute equity instruments or proceeds from the sale of equity instruments to our employees. Accordingly, unrealized gains or losses recorded in the statement of operations related to securities held by us at each period end which ultimately will be distributed to our employees also impact compensation expense and accrued compensation. At December 31, 2001 and 2000, $28,813 and $0, respectively, of accrued payroll is owed to former employees of our company in connection with equity investments held by us that have not yet been distributed.

As of December 31, 2001, certain transactions in process may result in us receiving equity instruments or stock purchase warrants in subsequent periods as discussed above. In this event, we will recognize revenue related to the receipt of such equity instruments consistent with the aforementioned policies. In addition, we would also record compensation expense at fair value related to the distribution of some or all of such equity instruments to employees or independent contractors involved with the related transaction.

Investments

Investments are classified as trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. Trading account assets, consisting of marketable equity securities and stock purchase warrants, are stated at fair value. At December 31, 2001 and 2000, investments consisted entirely of common and preferred stock held for resale. Realized gains or losses are recognized in the statement of operations when the related stock purchase warrant is exercised and the underlying shares are sold. Unrealized gains or losses are recognized in the statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Net unrealized losses related to investments held for trading and stock purchase warrants as of December 31, 2001 and 2000, aggregated $1,443,878 and $424,041, respectively.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.'s 141, BUSINESS COMBINATIONS ("FAS 141") and 142,

GOODWILL AND OTHER INTANGIBLE ASSETS ("FAS 142"). The provisions of FAS 141 eliminated the pooling-of-interests method of accounting for business combinations consummated after June 30, 2001. We adopted FAS 141 on July 1, 2001 and it did not have a significant impact on our financial position or results of operations. Under the provisions of FAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. We are required to adopt the new accounting rules beginning January 1, 2002. Management is currently assessing the financial impact FAS 142 will have on the consolidated financial statements, but they do not believe it will be material.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("FAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS ("APB 30"). We are required to adopt the new accounting rules beginning January 1, 2002. Management is currently assessing the financial impact FAS 144 will have on the consolidated financial statements, but they do not believe it will be material.

Fair Value of Financial Instruments

The fair values of our financial instruments, which includes cash and cash equivalents, accounts receivable, investments, accounts payable, and accrued expenses approximate their carrying values.

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash with high quality FDIC-insured financial institutions.

Goodwill

The carrying values of goodwill as well as other long-lived assets are reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the assets will not be recoverable, as determined based on the undiscounted estimated cash flows of our company over the remaining amortization period, our carrying values of the assets would be reduced to their estimated fair values in accordance with Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

STATEMENTS OF OPERATIONS

Our business changed substantially between 2000 and 2001. Total revenues were $15,769,223 for the year ended December 31, 2001 as compared to $5,517,480 for the year ended December 31, 2000, an increase of $10,251,743, or 186%. In 2000, we derived 94% of our revenues from investment banking and consulting fees related to providing corporations and high net worth individuals with management and access to capital resources for the purpose of expediting corporate development. Because of the acquisition of two registered broker/dealers in January 2001, 77% of revenues in 2001 came from broker operations.

The chart below shows these comparisons numerically.


                                                          For the year ended December 31
                                               ----------------------------------------------------
                                                          2001                       2000
                                               ------------------------    ------------------------
                                                                % of                        % of
                                                Revenues       Revenues     Revenues       Revenues
                                               -----------     --------    ----------      --------
Brokerage and trading                          $12,140,787        77%         $    --
Investment banking and consulting                3,254,732        21%       5,159,025         94%
Other                                              373,704         2%         358,455          6%
                                               -----------       ----      ----------        ----
Total                                          $15,769,223       100%      $5,517,480        100%


Investment banking and consulting was 21% of revenues or $3,254,732 for the year ended December 31, 2001 as compared to 94% or $5,159,025 for the year ended December 31, 2000, a decrease of 37% or $1,904,293. The decrease was primarily due to a sharp decline in the stock market that in turn decreased demand for new security offerings from all companies and especially the small and medium size firm that we generally serve.

Cost of revenues was $9,662,399 for the year ended December 31, 2001 as compared to $3,051,257 for the year ended December 31, 2000, an increase of $6,611,142. The chart below compares each of the three segments of our business revenues, cost of revenues, gross profit and gross profit margin for the years ended December 31, 2001 and 2000.


                                           Investment
                          Brokerage         Banking
                         and Trading       Consulting          Other             Total
                         -----------       -----------       -----------       -----------
2000

Revenues                 $        --       $ 5,159,024       $   358,456       $ 5,517,480
Cost of Revenues                  --         3,051,257                --         3,051,257
Gross Profit             $        --       $ 2,107,767       $   358,456       $ 2,466,223
                         ===========       ===========       ===========       ===========
GROSS PROFIT MARGIN               --              40.9%            100.0%             44.7%
                         ===========       ===========       ===========       ===========

2001

Revenues                 $12,140,787       $ 3,254,732       $   373,704       $15,769,223
Cost of Revenues           8,655,602           960,102            46,695         9,662,399
                         -----------       -----------       -----------       -----------
Gross Profit             $ 3,485,185       $ 2,294,630       $   327,009       $ 6,106,824
                         ===========       ===========       ===========       ===========
GROSS PROFIT MARGIN             28.7%             70.5%             87.5%             38.7%
                         ===========       ===========       ===========       ===========


Gross profit was $6,106,824 for the year ended December 31, 2001 as compared to $2,466,223 for the year ended December 31, 2000, an increase of $3,640,601 or 148%. Gross profit margin for the year ended December 31, 2001 was 38.7% as compared to 44.7% for the year ended December 31, 2000. The decrease in gross profit margin was due to lower margin brokerage commissions partially offset by increased investment banking and consulting gross profit margin.

General and administrative expenses were $9,470,371 for the year ended December 31, 2001 as compared to $3,665,063 for the year ended December 31, 2000, an increase of $5,805,308 or 158%. The primary reason for the increase was the addition of new personnel due to the three acquisitions made by us.

At December 31, 2001, we wrote off the unamortized goodwill of $8,582,020 remaining from the acquisition of First Level, Colonial and Critical.

o We determined that, as of December 31, 2001, a write-down of the goodwill related to the NWH acquisition was necessary as our projections of the future operating results of First Level indicated impairment. Based on such projections and other analysis, we took an impairment charge aggregating $876,000, related to NWM goodwill. Goodwill remaining as of December 31, 2001 totaled $420,000.

o We determined that, as of December 31, 2001, a write-down of the goodwill related to the Colonial acquisition was necessary as our projections of future operating results indicated impairment. Further, because we closed the operations formerly associated with Colonial and withdrawn its broker license, there does not appear to be a significant opportunity for any future operations. Therefore, we wrote off the entire remaining unamortized purchase goodwill of approximately $7,400,000.

o We determined that, as of December 31, 2001, a write-down of the goodwill related to the to the acquisition of Critical. We recorded an impairment of approximately $250,000 and no goodwill remains at December 31, 2001.

Professional fees were $1,006,696 for the year ended December 31, 2001 as compared to $478,841 for the year ended December 31, 2000, an increase of approximately $527,855. The increase was primarily due to increases in legal and accounting fees in association with the preparation of various regulatory filings and various legal and accounting issues, which arose from our growth.

Provision for bad debts was $349,049 for the year ended December 31, 2001 as compared to $88,150 for the year ended December 31, 2000, an increase of approximately $260,899 or 296%. The increase was primarily due to increases in revenues and difficulties experienced collecting retainer fees in the difficult investment banking climate mentioned above. We provide for credit losses at the time we believe accounts receivable may not be collectible. Our evaluation is made and recorded on a monthly basis. Credit losses have not exceeded management's expectations.

Net unrealized loss on investments held for trading and stock purchase warrants was $1,443,878 for the year ended December 31, 2001 as compared to $424,041 for the year ended December 31, 2000, an increase of approximately $1,019,837. The increase was primarily due to the prolonged decrease in the stock market.

Depreciation and amortization was $958,711 for the year ended December 31, 2001 as compared to $1,682,324 for the year ended December 31, 2000, a decrease of approximately $723,613. Most of the decrease was due to a decrease in amortization of deferred compensation.

Amounts forgiven under forgivable loans of $956,543 at December 31, 2001 relate primarily to advances given to new brokers. The loan ratably becomes income to the broker and an expense for us. If the broker leaves before forgiveness of the loan is completed, the remaining amount is immediately due and payable.

Interest and dividend income aggregating $71,007 for the year ended December 31, 2001 and $196,553 for the year ended December 31, 2000 relates to income earned on our cash balances. Our cash balance has decreased during the year.

We do not believe our operations are materially affected by inflation and or by seasonal fluctuations. Our main lines of business are directly affected by higher interest rates, the volatility of the stock market and capital markets, and are reliant on the continuation of mergers and acquisitions and related financings in the entrepreneurial marketplace.

LIQUIDITY AND CAPITAL RESOURCES

We had $1,826,474 and $5,454,071 of cash and cash equivalents at December 31, 2001 and December 31, 2000, respectively, a decrease of $3,627,597. The major components of this change are discussed below.

OPERATING ACTIVITIES:

For the year ended December 31, 2001, net cash used in operating activities was $3,987,415 as compared to net cash used by operating activities of $479,833 for the year ended December 31, 2000. The main components of this change are discussed below.

Write-off of goodwill for the year ended December 31, 2001 resulted in a non-cash charge of $8,582,020.

Non-cash fees received (primarily stock and stock warrants) resulted in a cash charge of $1,756,411 and $1,501,654 for the years ended December 31, 2001 and December 31, 2000, respectively.

Depreciation and amortization resulted in a non-cash charge of $958,711 and $49,324 for the years ended December 31, 2001 and December 31, 2000 respectively. Amortization of goodwill related to the acquisition of First Level and Colonial accounted for approximately $550,000 for the year ended December 31, 2001. We no longer amortize goodwill.

Amortization of deferred compensation resulted in a non-cash charge of $68,549 and $1,682,234 for the years ended December 31, 2001 and December 31, 2000, respectively.

Issuance of common stock and common stock options in conjunction with services rendered resulted in a non-cash charge of $449,125 and $2,259,402 for the years ended December 31, 2001 and December 31, 2000, respectively.

Unrealized loss on the sale of investments resulted in a non-cash charge of $1,443,878 and $424,041 for the years ended December 31, 2001, and December 31, 2000, respectively.

INVESTING ACTIVITIES

For the year ended December 31, 2001, net cash used in investing activities was $1,084,892 as compared to $223,238 for the year ended December 31, 2000. The main components of this change are discussed below.

Purchases of equipment resulted in a cash charge of $161,805 and $155,614 for the years ended December 31, 2001 and December 31, 2000, respectively.

The acquisition of NW Holdings resulted in a cash charge of $940,037 for the year ended December 31, 2001.

FINANCING ACTIVITIES

For the year ended December 31, 2001, net cash provided by financing activities was $1,444,710 as compared to $5,928,658 for the year ended December 31, 2000. The main components of this change are discussed below.

On November 28, 2001, we entered into a Note Purchase Agreement, as amended by subsequent letter agreements dated November 30, 2001, December 14, 2001, and December 28, 2001, February 13, 2002 and March 4, 2002 (collectively, the "Note Purchase Agreement"), with SBI Investments (USA) Inc. ("SBI"). Under the terms of the Note Purchase Agreement, SBI may provide a subordinated loan to us up to $1,500,000 in the form of a 48-month non-interest bearing, convertible note. As of December 31, 2001, we have received $975,000 under the Note Purchase Agreement and may receive, at SBI's option alone, an additional $525,000 no later than June 30, 2002.

Proceeds for the issuance of common stock related to private placement, net of cash and stock issuance costs, resulted in cash increase of $534,999 and $5,928,658 for the years ended December 31, 2001 and December 31, 2000 respectively.

FUTURE AND CONTINGENT LIABILITIES:

The following statements are made in consideration of Financial Reporting Release (FR-61), LIQUIDITY AND OFF-BALANCE SHEET ARRANGEMENTS, CERTAIN TRADING ACTIVITIES, & TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES. We do not have "off-balance sheet arrangements."

We lease office space under the terms of operating leases. The following chart shows lease obligations including rental of real property and equipment.

                   Year                      Amount
                   ----                    ----------

                   2002                    $1,212,000
                   2003                     1,129,000
                   2004                       957,000
                   2005                       917,000
                   2006                       823,000
                   Thereafter                 552,000
                                           ----------
                   Total                   $5,590,000
                                           ==========

Total rent expense under operating leases, including space rental, totaled approximately $1,433,057 and $79,646 for the years ended December 31, 2001 and 2000. We have total non-cancelable leases of $2,446,177, included above, of which we have entered into sublease agreements with payments aggregating $117,048 for the year ending December 31, 2002 and $48,000 in each of the years ending December 31, 2003 through 2006.

In lieu of a security deposit, we have has obtained a letter-of-credit from a commercial bank that is collateralized by a restricted cash deposit.

Litigation:

From time to time we are a party to various lawsuits that have arisen in the ordinary course of business. The amounts asserted in these matters are material to our financial statements. While any litigation contains an element of uncertainty and although it is possible that losses exceeding amounts already recorded may be incurred upon ultimate resolution of these existing legal proceedings, management believes that such losses, if any, will not have a material adverse effect on our business, results of operations or financial position. However, unfavorable resolution of each matter individually or in the aggregate could affect the consolidated results of operations for the quarterly and annual periods in which they are resolved.

For a description of this litigation, see Part I, Item 3 of this Annual Report.

Subsequent events:

On January 25, 2002, we entered into a Credit Agreement with UBS Americas, Inc. ("UBS"). Under the terms of the Credit Agreement, as amended on April 12, 2002, UBS provided a revolving credit facility of $3,000,000 to us for the purpose of supporting the expansion of our brokerage business or investments in infrastructure to expand our operations or its broker-dealer operations. The loan has a term of 4 years and must be repaid in full by January 2005 and bears interest at LIBOR plus a LIBOR margin of 2%. We must make early repayments under the Credit Agreement if we acquire a new broker dealer firm, enter a new line of business, or hire more than 4 brokers in a single or related transaction. This repayment is made by adding $1.00 to the cost of each incremental clearing transaction we make through CSC, a wholly-owned subsidiary of Paine Webber which is a wholly-owned subsidiary of UBS. We have not to date entered into a transaction that would trigger any repayment. We borrowed $1,500,000 under the credit facility in January 2002. The Credit Agreement does not provide for conversion of the debt into our equity securities.

In April 2002, we entered into a non-binding letter of intent with Somerset Financial Group, Inc. If the transaction is completed, for which there can be no assurance, we will acquire certain assets relating to Somerset's retail and insurance brokerage operations and will add to our operations approximately 45 registered representatives located in Connecticut, Long Island, New York, New Jersey and Minnesota. If we complete this transaction, we will issue to certain persons associated with Somerset warrants to purchase 500,000 shares of our common stock and, subject to the revenues generated by the acquired assets, up to 3,000,000 shares of our common stock. Because we are in the process of negotiating definitive agreements, the terms of this transaction are subject to change.

We anticipate that we will need additional debt or equity financing in order to carry out its long-term business strategy. Such strategy may be financed by bank borrowings, public offerings, private placements of equity or debt securities, or a combination of the foregoing.

We do not have any material commitments for capital expenditures over the course of the next fiscal year.

ITEM 7. FINANCIAL STATEMENTS.

                                 vFinance, Inc.

                        Consolidated Financial Statements

                     Years ended December 31, 2001 and 2000

                                    CONTENTS

Report of Independent Auditors........................................... 44

Audited Financial Statements

Consolidated Balance Sheet............................................... 45

Consolidated Statements of Operations ................................... 46

Consolidated Statements of Shareholders' Equity.......................... 47

Consolidated Statements of Cash Flows.................................... 48

Notes to Consolidated Financial Statements............................... 49

                         Report of Independent Auditors

Board of Directors
vFinance, Inc.

We have audited the accompanying consolidated balance sheet of vFinance, Inc. (formerly vFinance.com, Inc.) as of December 31, 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of vFinance, Inc. at December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

                                       /s/ Ernst & Young LLP


Atlanta, Georgia
March 29, 2002
                                 vFINANCE, INC.
                           CONSOLIDATED BALANCE SHEET

                          Year ended December 31, 2001

Assets:
 Cash and cash equivalents                                                               $  1,826,474
 Restricted cash                                                                              203,106
 Due from clearing broker                                                                     588,222
 Investments in trading securities                                                          1,077,815
 Accounts receivable, net of allowance for doubtful
  accounts of $63,528                                                                          93,719
 Forgivable loans - employees, current portion                                                307,452
 Notes receivable - employees, net of allowance for                                           107,600
  doubtful accounts of $60,550
 Prepaid expenses and other current assets                                                    133,085
                                                                                         ------------
  Total current assets                                                                      4,337,473

Furniture and equipment, at cost:
 Furniture and equipment                                                                      940,537
 Internal use software                                                                        146,835
                                                                                         ------------
                                                                                            1,087,372
Less accumulated depreciation                                                                (403,970)
                                                                                         ------------
 Net furniture and equipment                                                                  683,402

 Forgivable loans - employees                                                                 577,760
 Goodwill, net of accumulated amortization
  of $699,294                                                                                 420,000
 Other assets                                                                                 387,177
                                                                                         ------------
Total Assets                                                                             $  6,405,812
                                                                                         ============
Liabilities and Shareholders' Equity:
 Accounts payable                                                                        $  1,093,662
 Accounts payable - employees                                                                  66,407
 Accrued liabilities                                                                        2,319,510
 Securities sold, not yet purchased                                                            53,981
 Lines of credit                                                                              297,656
 Subordinated promissory notes                                                                650,000
 Notes payable, current portion                                                               750,429
 Capital lease obligations, current portion                                                    12,627
                                                                                         ------------
  Total current liabilities                                                                 5,244,272

 Letter of credit and promissory note                                                         268,500
 Capital lease obligations                                                                     56,641

 Series A Convertible Preferred Stock, $0.01 par value; 122,500 shares authorized; 122,500 shares issued and
   outstanding (liquidation preference of $1,225,000 at
   December 31, 2001)                                                                           1,225
 Series B Convertible Preferred stock, $0.01 par value; 50,000 shares authorized; 50,000 issued and outstanding (liquidation preference of $500,000
   at December 31, 2001)                                                                          500
 Common stock, $0.01 par value, 75,000,000 shares
  authorized; 25,964,395 shares issued, 22,952,885 outstanding                                259,644
 Additional paid-in-capital on preferred stock                                              1,565,775
 Additional paid-in-capital on common stock                                                22,515,699
 Deferred compensation                                                                        (82,657)
 Accumulated deficit                                                                      (21,254,359)
                                                                                         ------------
                                                                                            3,005,827
Less treasury stock                                                                        (2,169,428)
                                                                                         ------------
 Total Shareholders' Equity                                                                   836,399
                                                                                         ------------
Total Liabilities and Shareholders' Equity                                               $  6,405,812
                                                                                         ============




See accompanying notes.

                                 vFINANCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Years Ended December 31,
                                                   -----------------------------------
                                                       2001                    2000
                                                   ------------           ------------
Revenues:
 Commissions - agency                              $  6,799,700           $         --
 Commissions - principal                              4,774,010                     --
 Success fees                                         2,493,671              2,965,135
 Consulting and retainers                               761,061              2,193,889
 Other brokerage related income                         567,077                     --
 Other                                                  373,704                358,456
                                                   ------------           ------------
TOTAL REVENUES                                       15,769,223              5,517,480
                                                   ------------           ------------

COST OF REVENUES:
 Commissions                                          6,901,156                     --
 Clearing and transaction costs                       1,754,446                     --
 Success                                                715,608              2,397,804
 Consulting and retainers                               244,494                653,453
 Other                                                   46,695                     --
                                                   ------------           ------------
TOTAL COST OF REVENUES                                9,662,399              3,051,257
                                                   ------------           ------------
GROSS PROFIT                                          6,106,824              2,466,223
                                                   ------------           ------------

OTHER EXPENSES:
 General and administrative                           9,470,371              3,665,063
 Write-off of goodwill                                8,582,020                     --
 Net loss on trading securities                          79,827                236,006
 Professional fees                                    1,006,696                478,841
 Provision for bad debts                                349,049                 88,150
 Net unrealized loss on investments held
  for trading and stock purchase warrants             1,443,878                424,041
 Depreciation and amortization                          958,711              1,682,324
 Amounts forgiven under forgivable loans                956,543                     --
 Stock based compensation                               372,596                     --
                                                   ------------           ------------
Total other expenses                                 23,219,691              6,574,425
                                                   ------------           ------------
Loss from operations                                (17,112,867)            (4,108,202)
Interest and dividend income                             71,007                196,553
                                                   ------------           ------------
NET LOSS                                            (17,041,860)            (3,911,649)

Less: Preferred stock dividend                          157,500                     --
                                                   ------------           ------------
LOSS AVAILABLE TO COMMON STOCKHOLDERS              $(17,199,360)          $ (3,911,649)
                                                   ============           ============
Loss per share:
 Basic                                             $      (0.87)          $      (0.39)
                                                   ============           ============
Weighted average number of common
 shares used in computing basic loss
 per share                                           19,810,285             10,131,616
                                                   ============           ============
 Diluted                                           $      (0.87)          $      (0.39)
                                                   ============           ============
Weighted average number of common
 shares used in computing diluted loss
 per share                                           19,810,285             10,131,616
                                                   ============           ============




See accompanying notes.

                                 vFINANCE, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                 Additional
                                      Preferred Stock          Common Stock       Paid-in
                                    ------------------     -------------------    Capital
                                    Shares      Amount      Shares     Amount      Common
                                    ------      ------     ---------  --------  ------------
Balances at December 31, 1999         --        $   --     9,099,400  $ 90,994  $  5,097,410
Issuance of common shares in
 connection with private
 placement (net of cash
 issuance costs of $1,071,342
 and non cash issuance costs
 of $361,333)                         --            --     2,333,334    23,334     5,905,324
Purchase of treasury stock            --            --            --        --            --
Issuance of common shares in
 connection with services
 rendered                             --            --       538,333     5,383     2,539,361
Change in per share fair value
 of common shares under
 restricted stock performance
 plan (First Tranche Shares)          --            --            --        --    (3,740,872)
Amortization of deferred
 compensation under restricted
 stock performance plan
 (First Tranche Shares)               --            --            --        --            --
Issuance of common shares
 under the restricted stock
 performance plan
 (Second Tranche Shares)              --            --     3,011,111    30,111     7,498,667
Change in per share fair value
 of common shares under
 restricted stock performance
 plan (Second Tranche Shares)         --            --            --        --    (4,987,665)
Rescission of common shares
 under the restricted stock
 performance plan
 (Second Tranche Shares)              --            --            --        --            --
Issuance of compensatory stock
 options and stock purchase
 warrants                             --            --            --        --       128,783
Amortization of deferred
 compensation (Second Tranche
 Shares)                              --            --            --        --            --
Amortization of deferred
 compensation                         --            --            --        --            --
Net loss                              --            --            --        --            --
                                 -------        ------    ----------  --------  ------------
Balances at December 31, 2000         --            --    14,982,178   149,822    12,441,008
issuance of shares in
 conjunction with merger
 of NW Holdings, Inc.                 --            --     1,700,000    17,000     1,697,750
Issuance of shares in
 conjunction with merger
 of Colonial                     172,500         1,725     5,750,000    57,500     6,105,139
Accrued dividends payable on
 preferred shares                     --            --            --        --            --
Issuance of common shares in
 connection with legal
 settlements                          --            --       180,000     1,800        67,900
Amortization of deferred
 compensation                         --            --            --        --            --
Purchase of treasury stock,
 at cost                              --            --            --        --            --
Issuance of shares in
 conjunction with acquisition
 of Critical                          --            --       400,000     4,000       320,000
Issuance of common shares in
 connection with services
 rendered                             --            --       682,867     6,829       369,596
Issuance of shares in
 conjunction with related
 party share purchase
 agreement                            --            --       877,193     8,772       241,228
Issuance of shares to investors       --            --     1,392,157    13,921       271,078
Other grants of stock options
 and stock purchase warrants          --            --            --        --        27,000
Sale of treasury stock,
 at cost                              --            --            --        --            --
Beneficial conversion on
 Softbank note purchase
 agreement                            --            --            --        --       975,000
Net loss                              --            --            --        --            --
                                 -------        ------    ----------  --------  ------------
Balances at December 31, 2001    172,500        $1,725    25,964,395  $259,644  $ 22,515,699
                                 =======        ======    ==========  ========  ============




                                    Additional
                                     Paid-in
                                     Capital       Deferred     Accumulated     Treasury     Shareholders'
                                    Preferred    Compensation      Deficit        Stock         Equity
                                    ----------   ------------   ------------   -----------   ------------
Balances at December 31, 1999       $       --   $ (4,760,452)  $   (300,850)  $        --   $    127,102
Issuance of common shares in
 connection with private
 placement (net of cash
 issuance costs of $1,071,342
 and non cash issuance costs
 of $361,333)                               --             --             --            --      5,928,658
Purchase of treasury stock                  --             --             --        (6,822)        (6,822)
Issuance of common shares in
 connection with services
 rendered                                   --       (280,000)            --            --      2,264,744
Change in per share fair value
 of common shares under
 restricted stock performance
 plan (First Tranche Shares)                --      3,740,872             --            --             --
Amortization of deferred
 compensation under restricted
 stock performance plan
 (First Tranche Shares)                     --        675,813             --            --        675,813
Issuance of common shares
 under the restricted stock
 performance plan
 (Second Tranche Shares)                    --     (7,528,778)            --            --             --
Change in per share fair value
 of common shares under
 restricted stock performance
 plan (Second Tranche Shares)               --      4,987,665             --            --             --
Rescission of common shares
 under the restricted stock
 performance plan
 (Second Tranche Shares)                    --      2,159,946             --    (2,159,946)            --
Issuance of compensatory stock
 options and stock purchase
 warrants                                   --       (128,783)            --            --             --
Amortization of deferred
 compensation (Second Tranche
 Shares)                                    --        381,167             --            --        381,167
Amortization of deferred
 compensation                               --        625,344             --            --        625,344
Net loss                                    --             --     (3,911,649)           --     (3,911,649)
                                    ----------   ------------   ------------   -----------   ------------
Balances at December 31, 2000               --       (127,206)    (4,212,499)   (2,166,768)     6,084,357
issuance of shares in
 conjunction with merger
 of NW Holdings, Inc.                       --             --             --            --      1,714,750
Issuance of shares in
 conjunction with merger
 of Colonial                         1,723,275             --             --            --      7,887,639
Accrued dividends payable on
 preferred shares                     (157,500)            --             --            --       (157,500)
Issuance of common shares in
 connection with legal
 settlements                                --             --             --            --         69,700
Amortization of deferred
 compensation                               --         68,549             --            --         68,549
Purchase of treasury stock,
 at cost                                    --             --             --       (10,392)       (10,392)
Issuance of shares in
 conjunction with acquisition
 of Critical                                --             --             --            --        324,000
Issuance of common shares in
 connection with services
 rendered                                   --             --             --            --        376,425
Issuance of shares in
 conjunction with related
 party share purchase
 agreement                                  --             --             --            --        250,000
Issuance of shares to investors             --             --             --            --        284,999
Other grants of stock options
 and stock  purchase warrants               --        (24,000)            --            --          3,000
Sale of treasury stock,
 at cost                                    --             --             --         7,732          7,732
Beneficial conversion on
 Softbank note purchase
 agreement                                  --             --             --            --        975,000
Net loss                                    --             --    (17,041,860)           --    (17,041,860)
                                    ----------   ------------   ------------   -----------   ------------
Balances at December 31, 2001       $1,565,775   $    (82,657)  $(21,254,359)  $(2,169,428)  $    836,399
                                    ==========   ============   ============   ===========   ============


See accompanying notes.

                                 vFinance, Inc.

                      Consolidated Statements of Cash Flows


                                                                                    Years Ended December 31
                                                                              -----------------------------------
                                                                                 2001                    2000
                                                                              ------------           ------------
OPERATING ACTIVITIES
Net loss                                                                      $(17,041,860)          $ (3,911,649)
Adjustments to reconcile net loss to net cash used in operating activities:
     Write-off of goodwill                                                       8,582,020                     --
     Non-cash fees received                                                     (1,756,411)            (1,501,654)
     Depreciation and amortization                                                 958,711                 49,324
     Amortization of deferred compensation                                          68,549              1,682,324
     Issuance of common stock and common stock options in
       conjunction with services rendered and legal settlements                    449,125              2,259,402
     Provision for doubtful accounts                                                20,621                     --
     Unrealized loss on sale of investments, net                                 1,443,878                424,041
     Loss on sale of investments, net                                               79,827                236,006
     Proceeds from sale of investments                                             405,056                491,533
     Changes in operating assets and liabilities, net of businesses acquired:
       Accounts receivable                                                         207,677                (35,704)
       Due from clearing broker                                                    257,000                     --
       Notes and other receivable                                                  426,641                     --
       Notes receivable from employees                                              61,774               (149,666)
       Investments in trading securities                                           381,659                     --
       Income taxes receivable                                                    (110,402)                    --
       Other assets                                                              1,432,818                (70,365)
       Accounts payable and accrued liabilities                                    134,475                 46,575
       Securities, sold not yet purchased                                           11,427                     --
                                                                              ------------           ------------
     Net cash used in operating activities                                      (3,987,415)              (479,833)

INVESTING ACTIVITIES
Purchase of equipment                                                             (161,805)              (155,614)
Purchase of treasury stock, net                                                     (2,660)                (6,822)
Prepaid transaction costs                                                               --                (60,802)
Acquisition of NW Holdings, Inc., net of cash acquired                            (940,037)                    --
Acquisition of Colonial, net of cash acquired                                       12,024                     --
Acquisition of Critical, net of cash acquired                                        7,586                     --
                                                                              ------------           ------------
Net cash used in investing activities                                           (1,084,892)              (223,238)

FINANCING ACTIVITIES
Payments of capital leases                                                         (65,289)                    --
Proceeds from the note purchase agreement                                          975,000                     --
Proceeds from issuance of common stock related to private placement,
   net of cash and stock issuance costs                                            534,999              5,928,658
                                                                              ------------           ------------
Net cash provided by financing activities                                        1,444,710              5,928,658
                                                                              ------------           ------------
(Decrease) increase in cash and cash equivalents                                (3,627,597)             5,225,587
Cash and cash equivalents at beginning of year                                   5,454,071                228,484
                                                                              ------------           ------------
Cash and cash equivalents at end of year                                      $  1,826,474           $  5,454,071
                                                                              ============           ============


See accompanying notes.

                                 vFinance, Inc.

                 Notes to the Consolidated Financial Statements

                                December 31, 2001

1. DESCRIPTION OF BUSINESS

vFinance, Inc. (the "Company") changed its name from vFinance.com, Inc. effective December 28, 2001. The Company is a "new-breed" financial services enterprise committed to building a worldwide audience of individuals looking to create wealth through their equity investments and businesses and the name change reflects the broader scope of services. The Company principally operates in one business segment, investment management services, consisting primarily of financial services, including retail brokerage and investment banking.

On January 4, 2001, the Company executed a merger agreement whereby it agreed to acquire all of the capital stock of NW Holdings, Inc. (NWH"), a Florida corporation. On the Closing Date of the merger, NWH was the parent company of and wholly owned First Level Capital, Inc. ("First Level"), a Florida corporation whose name was subsequently changed to vFinance Investments, Inc. ("VFI"). First Level contained the primary operations of NWH and was an investment-banking firm that was licensed to conduct activities as a broker-dealer in 49 states and had offices in New York, New Jersey and Florida. VFI, as the Company's wholly owned subsidiary, continues to provide investment-banking services to small and medium sized companies and retail brokerage services to companies, financial institutions and individual investors.

On January 4, 2001, the Company also executed a merger agreement whereby it agreed to acquire all of the outstanding capital stock of Colonial Direct Financial Group, Inc. ("Colonial") a Delaware corporation. At the time of the merger, Colonial was a holding company comprised of two diversified financial services companies, First Colonial Securities Group, Inc. and Colonial Direct Retirement Services, Inc., and a company that provides administrative support to these financial service companies. The Colonial group of companies is now inactive.

                                 vFinance, Inc.

                                December 31, 2001


1. DESCRIPTION OF BUSINESS (CONTINUED)

On August 20, 2001, the Company entered into a Securities Exchange Agreement acquiring all of the membership interests in two related companies, Critical Investments, LLC, a Delaware limited liability company ("Critical Investments"), and Critical Advisors, L.L.C., a Virginia limited liability company ("Critical Advisors") (collectively "Critical"). Critical Investments manages and is the sole general partner in Critical Infrastructure Fund, L.P. ("Critical Infrastructure LP"), a Delaware limited partnership. Critical Advisors manages Critical Infrastructure Fund, Ltd. ("Critical Infrastructure Ltd."), an international business company organized and existing under the laws of the British Virgin Islands and receives (i) a management fee equal to 1% of the net asset value of Critical Infrastructure Ltd. and (ii) a performance fee equal to 20% of the increase in the net asset value of Critical Infrastructure Ltd. Critical Infrastructure LP and Critical Infrastructure Ltd. are the sole partners in, owning 96% and 4% respectively, and conduct their investment and trading activities through Critical Infrastructure Fund (BVI), LP, a limited partnership organized and existing under the laws of the British Virgin Islands which holds a portfolio of securities. Critical Investments and Critical Advisors changed their names to vFinance Investors, LLC and vFinance Advisors, LLC, subsequent to the acquisition.

The Company now conducts its broker/dealer operations and investment banking and consulting through VFI, a licensed broker dealer. It also operates its vFinance.com website through vFinance Holdings, Inc. and manages Critical Infrastructure Fund (BVI) LP through vFinance Advisors, LLC and vFinance Investors, LLC.

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts have been eliminated in consolidation. Certain amounts for the prior year financial statements have been reclassified to conform to the current year presentation.

Revenue Recognition

The Company earns revenue (commissions) from brokerage and trading which are recognized on the day of the trade - trade date basis. The Company also earns revenue from investment banking and consulting. Monthly retainer fees for investment banking and consulting are recognized as services are provided. Investment banking success fees are generally based on a percentage of the total value of a transaction and are recognized upon successful completion.

                                 vFinance, Inc.

                                December 31, 2001


2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

Revenue Recognition (continued)

The Company does not require collateral from its customers. Revenues are not concentrated in any particular region of the country or with any individual or group.

The Company periodically receives equity instruments and stock purchase warrants from companies as part of its compensation for investment-banking services that are classified as investments in trading securities on the balance sheet, if still held at the financial reporting date. Primarily all of the equity instruments are received from small public companies. Generally, such stock purchase warrants are considered derivatives. The Company adopted Financial Accounting Standards Board Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, ("SFAS No. 133") on January 1, 2000. The Company recognizes revenue for such stock purchase warrants when received based on the Black Scholes valuation model. On a monthly basis the Company recognizes unrealized gains or losses in the statement of operations based on the changes in value in the stock purchase warrants as determined by the Black Scholes valuation model.

Realized gains or losses are recognized in the statement of operations when the related stock purchase warrant is exercised and sold. For the years ended December 31, 2001 and 2000, the Company recognized $1,756,411 and $1,501,654 of revenue in connection with the receipt of equity instruments.

Occasionally, the Company receives equity instruments in private companies with no readily available market value. Equity interests and warrants for which there is not a public market are valued based on factors such as significant equity financing by sophisticated, unrelated new investors, history of positive cash flow from operations, the market value of comparable publicly traded companies (discounted for liquidity) and other pertinent factors. Management also considers recent offers to purchase a portfolio company's securities and the filings of registration statements in connection with a portfolio company's initial public offering when valuing warrants.

                                 vFinance, Inc.

                                December 31, 2001



2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

Revenue Recognition (continued)

Prior to October 25, 2001, the Company's policy was to periodically distribute equity instruments or proceeds from the sale of equity instruments to its employees. Accordingly, unrealized gains or losses recorded in the statement of operations related to securities held by the Company at each period end which ultimately will be distributed to the Company's employees also impact compensation expense and accrued compensation. At December 31, 2001, $28,811 of accrued payroll is owed to former employees of the Company in connection with equity instruments held by the Company that have not yet been distributed. At December 31, 2001 and 2000, $254,625 and $227,548 of accrued payroll is owed to employees of the Company in connection with equity investments received as compensation.

As of December 31, 2001, certain transactions in process may result in the Company receiving equity instruments or stock purchase warrants in subsequent periods as discussed above. In such event, the Company will recognize revenue related to the receipt of such equity instruments consistent with the aforementioned policies. In addition, the Company would also record compensation expense at fair value related to the distribution of some or all of such equity instruments to employees or independent contractors involved with the related transaction.

The Company sells two types of listings to its website: (i) perpetual listings to venture capital vendors, who are interested in providing services to other companies or individuals; and (ii) three-month listings to entrepreneurs who have new business ideas to sell. Revenue related to the listings is generally recognized over the terms of such listings. Website revenues are concentrated primarily in the United States but are not concentrated in any particular region of the country or with any individual or group. Fees related to such listings are included in "other" in the statements of operations for the years ended December 31, 2001 and 2000.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results may differ from those estimates, and such differences may be material to the financial statements.

                                 vFinance, Inc.

                                December 31, 2001



2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

Cash and cash equivalents

Cash and cash equivalents include all highly liquid investments with maturities of three months or less when purchased.

Investments

Investments are classified as trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. Trading account assets, consisting of marketable equity securities and stock purchase warrants, are stated at fair value. At December 31, 2001 and 2000, investments consisted of common and preferred stock and stock purchase warrants held for resale. Realized gains or losses are recognized in the statement of operations when the related stock purchase warrant is exercised and the underlying shares are sold. Unrealized gains or losses are recognized in the statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Net unrealized losses related to investments held for trading and stock purchase warrants as of December 31, 2001 and 2000, aggregated $1,443,878 and $424,041.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.'s 141, BUSINESS COMBINATIONS ("FAS 141") and 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("FAS 142"). The provisions of FAS 141 eliminated the pooling-of-interests method of accounting for business combinations consummated after June 30, 2001. The Company adopted FAS 141 on July 1, 2001 and it did not have a significant impact on the Company's financial position or results of operations. Under the provisions of FAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company is required to adopt the new accounting rules beginning January 1, 2002. Management is currently assessing the financial impact FAS 142 will have on the consolidated financial statements, but it will not be material.

                                 vFinance, Inc.

                                December 31, 2001



2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

New Accounting Standards (continued)

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("FAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS , AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS ("APB 30"). The Company is required to adopt the new accounting rules beginning January 1, 2002. Management is currently assessing the financial impact FAS 144 will have on the consolidated financial statements, but does not believe it will be material.

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

Fair Value of Financial Instruments

The fair values of the Company's financial instruments, which includes cash and cash equivalents, accounts receivable, investments, accounts payable, and accrued expenses approximate their carrying values.

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash with high quality FDIC-insured financial institutions.

                                 vFinance, Inc.

                                December 31, 2001



2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

Furniture and Equipment

Furniture and equipment are stated on the basis of cost less accumulated depreciation and consists primarily of computer equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, 2-5 years, for financial reporting purposes. Depreciation expense for the years ended December 31, 2001 and 2000, totaled $259,417 and $31,658, respectively.

Goodwill

The carrying values of goodwill as well as other long-lived assets are reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the assets will not be recoverable, as determined based on the undiscounted estimated cash flows of the Company over the remaining amortization period, the Company's carrying values of the assets would be reduced to their estimated fair values in accordance with Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. See Note 4.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                                 vFinance, Inc.

                                December 31, 2001


2.    SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

Statement of Cash Flows

Non-cash items affecting the statements of cash flows are as follows:


                                                                                 2001                2000
                                                                               ----------          ----------
Prepaid and accrued consulting and professional fees                           $       --          $  147,395

Issuance of stock purchase warrants in connection with employment
    agreements and asset acquisition with former Pinnacle partners                     --             285,000

Issuance of common stock related to the Second Tranche of restricted
    stock performance plan                                                             --           7,528,778

Change in fair market value of stock issued in connection with Second
    Tranche of restricted stock performance plan                                       --           4,987,665

Rescission of Second Tranche of restricted stock performance plan                      --           2,159,946

Change in fair market value of stock issued in connection with First
    Tranche of restricted stock performance plan                                       --           3,740,872

Beneficial conversion related to Softbank note payable                            975,000                  --

Accrual of Series A and B Preferred Stock dividends                               157,500                  --


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

                                 vFinance, Inc.

                                December 31, 2001


3. ACQUISITIONS

As previously noted, on January 4, 2001, the Company closed on the merger of Colonial, acquiring all of its outstanding capital stock. The acquisition was accounted for under the purchase method of accounting. The results of operations of Colonial for the period January 1, 2001 through January 3, 2001 were not material. The purchase price consisted of the issuance of 5,750,000 common shares of stock, the issuance of 625,000 stock options, the conversion of 490,000 stock options, the issuance of 585,000 common stock purchase warrants and the issuance of 172,500 preferred shares of stock for total consideration of approximately $8,400,000. The purchase price was allocated to the assets acquired and the liabilities assumed with the excess of such purchase price of approximately $8,100,000 allocated to goodwill, which was being amortized over 15 years. (See Note 4.) The Colonial merger shares were issued on a pro rata basis to shareholders based on their relative ownership of Colonial common stock, except for twenty percent (20%) of the 5,750,000 common shares of stock, totaling approximately 1,150,000 shares, which were withheld from the Majority Shareholders and placed in escrow for a term of six months subject to offset by the Company to cover losses or damages to the Company due to breaches by the Majority Shareholders of their representations, warranties or covenants contained in the Colonial merger agreement. The Company has made a claim of offset seeking a return of all Colonial merger shares held in escrow to cover certain losses or damages to the Company due to breaches by the Majority Shareholders of their representations, warranties or covenants contained in the Colonial merger agreement. Such claims have not been resolved and the shares remain in escrow. See Note 10.

As previously noted, on January 4, 2001, the Company closed on the merger of NWH acquiring all of its outstanding capital stock. The acquisition was accounted for under the purchase method of accounting. The results of operations of NWH for the period from January 1, 2001 through January 3, 2001, were not material. The purchase price consisted of the issuance of 1,700,000 common shares of stock, the issuance of 575,000 stock options and cash of $1,000,000 for total consideration of $2,714,750. The purchase price was allocated to the assets acquired and the liabilities assumed with the excess of such purchase price of approximately $1,300,000 allocated to goodwill, which was being amortized over 15 years. (See Note 4.)

As previously noted on August 20, 2001, the Company closed on the acquisition of all of the membership interests of Critical for total consideration of approximately $325,000 and the results of operations of Critical are included in the consolidated results of operations from August 20, 2001. The Company recorded approximately $270,000 of goodwill, related to the excess of the purchase price over the fair value which was being amortized over 15 years (see
Note 4). The acquisition is immaterial to the consolidated financial statements taken as a whole.

                                 vFinance, Inc.

                                December 31, 2001


3. ACQUISITIONS (CONTINUED)

The results of operations of Colonial and NWH are included in the Company's consolidated results of operations for the year ended December 31, 2001 from their respective acquisition dates (January 4, 2001), accordingly, no pro forma results of operations are presented for the year ended December 31, 2001 as the Company's consolidated results of operations include substantially all of each company's actual results.

The following unaudited pro-forma condensed financial information reflects the results of operations and assets of the Company, Colonial and NWH as if the transactions had taken place on January 1, 2000, but does not purport to be indicative of the consolidated results of operations or financial position of the combined entities if the transactions had been consummated on January 1, 2000.

                                                     Year ended
                                                 December 31, 2000
                                                 -----------------
                 Revenues                            $28,163,609
                 Net loss                             (8,267,009)
                 Loss per share                            (0.42)
                 Total assets                         12,927,733

4. IMPAIRMENT OF GOODWILL

In connection with the aforementioned mergers and acquisition, the Company recognized goodwill as follows: First Level, approximately $1,300,000; Colonial, approximately $8,100,000; and Critical, approximately $270,000. See Note 3 above.

Management determined that, as of December 31, 2001, a write-down of the goodwill related to the NWH acquisition was necessary as the Company's projections of the future operating results of First Level indicated impairment. Based on such projections and other analysis the Company took an impairment charge aggregating $876,000 related to NWH goodwill. Goodwill remaining as of December 31, 2001 totaled $420,000.

                                 vFinance, Inc.

                                December 31, 2001


4. IMPAIRMENT OF GOODWILL (CONTINUED)

Management determined that, as of December 31, 2001, a write-down of the goodwill related to the Colonial acquisition was necessary as the Company's projections of future operating results indicated impairment. Further, as the Company has closed the operations formerly associated with Colonial and withdrawn its broker license, there does not appear to be a significant opportunity for any future operations. Therefore, the Company wrote off the entire remaining unamortized purchase goodwill of approximately $7,400,000 which is reflected in the Company's brokerage and trading business segment.

Management determined that, as of December 31, 2001, a write-down of the goodwill related to the to the acquisition of Critical was necessary. Thus, the Company recorded an impairment of approximately $250,000 and no goodwill remains at December 31, 2001. Such write-down is reflected in the Company's other business segment.

5. RELATED PARTY TRANSACTIONS

On November 8, 1999, the Company entered into three year employment agreements (the "Agreements") with the Company's Chief Executive Officer and Vice Chairman, who is the beneficial owner of 16.1% and 21% of the total outstanding common shares of the Company at December 31, 2001 and 2000, respectively, and the Company's Chief Operating Officer and Chairman, who is the beneficial owner of 16.1% and 21% of the total outstanding common shares of the Company at December 31, 2001 and 2000, respectively (collectively the "Primary Shareholders"). Under the terms of the Agreements, which are renewable as directed by a majority vote of the board of directors, each individual shall receive (i) an initial base salary of $150,000 per annum for the first year with a 5% increase per annum beginning one year from the date of the Agreements (the Company's board of directors may increase such salaries at their discretion); (ii) discretionary bonuses as determined by the Company's board of directors primarily based on each individuals performance; and (iii) incentive compensation paid monthly equal to Available Cash, as defined, primarily based on performance of the Company and its respective subsidiaries. The Agreements also contain provisions related to severance and change of control upon the occurrence of such events. Such Agreements were amended on January 5, 2001 and the salary was increased to $208,000 per annum. The Company made payments to each of the Primary Shareholders aggregating $326,789 and $282,000 for the years ended December 31, 2001 and 2000, respectively, in connection with these Agreements.

                                 vFinance, Inc.

                                December 31, 2001


5. RELATED PARTY TRANSACTIONS (CONTINUED)

On June 1, 2000, the Company granted to each of its Primary Shareholders, 500,000 stock options in connection with certain stock option agreements that were part of their respective employment agreements. The stock options were granted at an exercise price that exceeded the stock price on the date of issuance and were exercisable over a three-year period, beginning on June 1, 2000. On January 1, 2001, the Primary Shareholders forfeited the 1,000,000 options by signing an Options Cancellation Agreement with the Company. No compensation expense was recognized related to these stock options in the year ended December 31, 2000, as the grant price exceeded the quoted market price on the date of the grant.

On January 5, 2001 the Company modified the Agreements with its Primary Shareholders giving them the right to receive a grant of 500,000 stock options to each at an exercise price that exceeded the stock price on the date of the modification. These modified grants would not have taken effect until certain conditions, including continued employment, were met. These grants were cancelled before any of the conditions were met.

On July 6, 2001, the Company modified the Agreements with its Primary Shareholders granting 500,000 stock options to each at an exercise price that exceeded the stock price on the date of issuance and were exercisable over a five-year period, beginning on July 6, 2001. No compensation expense was recognized related to these stock options in the year ended December 31, 2001, as the grant price exceeded the quoted market price on the date of the grant.

On October 6, 2000, the Company entered into promissory notes (the "Notes") with the three individuals subject to the Employment Agreements, as defined in Note
7. The Notes were for approximately $150,000 and bore interest at a rate of 7%. The Notes, including interest, were due and payable within 30 days of the registration of common shares owned by the individuals and were secured by such common shares. The Notes were repaid in full with the proceeds from the sale of the commons shares in November 2001.

On December 18, 2001, Critical Infrastructure Fund (BVI), LP, purchased 877,193 shares of the Company's common stock for $250,000 and received registration rights incidental to a Company registration of securities with the SEC with respect to these shares. Critical Infrastructure Fund (BVI), LP, subsequent to year end sold some of these shares to individual officers of the Company, including its Chief Executive Officer and Vice-Chairman, at $0.285 per share, the price at which the shares were sold.

                                 vFinance, Inc.

                                December 31, 2001


6. INCOME TAXES

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

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company's deferred income tax assets and liabilities consist of the following:


                                                            Year Ended December 31,
                                                       ---------------------------------
                                                          2001                 2000
                                                       -----------           -----------
Net operating loss carryforwards                       $ 3,295,515           $   121,665
Deferred compensation amortization                         639,283               494,440
Unrealized losses                                          546,014                51,357
Goodwill impairment                                      3,027,949                    --
Other                                                      465,248                    --
Allowance for doubtful accounts                             47,150                 8,227
                                                       -----------           -----------
Gross deferred income tax assets                         8,021,159               675,689

Depreciation                                               (64,560)              (26,201)
Other                                                           --               (41,483)
                                                       -----------           -----------
Gross deferred income tax liabilities                      (64,560)              (67,684)
Deferred income tax asset valuation allowance           (7,956,599)             (608,005)
                                                       -----------           -----------
Net deferred income tax assets                         $        --           $        --
                                                       ===========           ===========


Net operating loss carryforwards totaled $8,577,672 at December 31, 2001. The net operating loss carryforwards will begin to expire in the year 2021 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at December 31, 2001 and 2000, due to the uncertainty of realizing the deferred income tax assets.

                                 vFinance, Inc.

                                December 31, 2001


7. EMPLOYMENT AGREEMENTS

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

On August 18, 2000, the Company entered into amended and restated employment agreements (the "Amended Employment Agreements") with the same three individuals. The Amended Employment Agreements (i) modified the performance criteria and employment conditions under the Employment Agreements to provide, among other things, that the First Tranche Shares issued to the employees be held in escrow until (a) cessation of the employee's employment with the Company prior to October 6, 2000, in which event all of the First Tranche Shares would be immediately returnable to the Company or (b) the employee failed to meet certain cash revenue goals by February 15, 2001, as defined by the Employment Agreements, in which event the First Tranche Shares, or a percentage of such shares, would be immediately returnable to the Company, based on a formula contained in each Employment Agreement, and (ii) provided for the Company to issue an additional 3,011,111 shares of its common stock, which shares are subject to divestment and similar performance criteria (the "Second Tranche Shares"). The Second Tranche Shares issued to employees were split into two equal pieces and were being held in escrow until (i) cessation of the employees employment with the Company prior to December 31, 2001 (for one-half of the Second Tranche Shares) and December 31, 2002 (for one-half of the Second Tranche Shares), respectively, in which event all or a portion of such shares, respectively, would be immediately returnable to the Company or (ii) the employee fails to meet certain cash revenue goals by September 30, 2001 (for one-half of the Second Tranche Shares) and September 30, 2002 (for one-half of the Second Tranche Shares) respectively, as defined by the Amended Employment Agreements, in which event such shares, or a percentage of such shares, respectively, would be immediately returnable to the Company, based on a formula contained in each Amended Employment Agreement.

                                 vFinance, Inc.

                                December 31, 2001


7. EMPLOYMENT AGREEMENTS (CONTINUED)

The Amended Employment Agreements were accounted for as restricted stock performance plans. In a restricted stock performance plan, the nature of the restriction results in the compensation cost being measured at the date when the number of shares to be awarded is known. Consequently, the measurement of compensation at the date the performance criteria are met, measures the ultimate compensation to be recognized by the Company. These employment agreements were variable plans, therefore, interim estimates of compensation were required based on the fair market value of the common stock as of the end of the reporting period and the extent or degree of compliance with the performance criteria. Accordingly, in connection with the First Tranche Shares, the Company initially recorded deferred compensation aggregating $3,828,825, based on the fair market value of the Company's common stock when the shares were issued. Based on the change in the fair market value of the Company's stock and the attainment of the required performance criteria, the Company recognized compensation expense of $675,813 related to the First Tranche Shares during the year ended December 31, 2000. On November 10, 2000, the Company released the First Tranche Shares to the individuals as they had met the required performance criteria.

In connection with the Second Tranche Shares, on August 18, 2000, the Company initially recorded deferred compensation aggregating $7,528,778, based on the fair market value of the Company's common stock when the shares were issued. Compensation expense for the Second Tranche Shares of $381,167 was recognized through December 23, 2000. On December 23, 2000, the Company further amended and restated the Amended Employment Agreements to reduce the income tax consequences for the employees. These amendments superseded the August 18, 2000 Amended Employment Agreements, canceling and rescinding the Second Tranche Shares under the restricted stock performance plan. Upon cancellation of the Second Tranche Shares, the Company recorded the remaining unamortized deferred compensation of $2,159,946 as treasury stock.

The Amended Employment Agreements provided for the Company to grant an additional 3,011,111 stock options to the individuals on January 23, 2001 that would have begun vesting on June 30, 2001. The employees resigned in June 2001 before any options had vested, and such options were forfeited.

                                 vFinance, Inc.

                                December 31, 2001


8. SHAREHOLDER'S EQUITY

On January 3, 2000, the Company entered into an asset purchase agreement and employment agreements with two individuals, who were former partners in Pinnacle Capital Group, L.C. (now known as Union Atlantic Capital, L.C., a wholly owned subsidiary), for a term of three years. The assets purchased were furniture and fixtures owned individually by the key personnel. The consideration consisted of stock purchase warrants giving the two employees rights to purchase 190,000 shares of the Company's common stock at an exercise price of $2.50 per warrant. The warrants are exercisable for a period of five years, at the discretion of the holders and had a fair value, as determined by the Black Scholes model of $285,000; the Company allocated $280,000 to deferred compensation and $5,000 to furniture acquired. This amount was being amortized over the term of the respective employment agreements; however, during the year ended December 31, 2000, the employees were separated from the Company, and accordingly, the deferred compensation expense relating to the warrants was fully amortized. The employment agreements also granted each individual 200,000 stock options, which were forfeited in connection with their separations.

In March 2000, the Company increased the number of authorized common shares from 20,000,000 to 25,000,000. In addition, the Company established Preferred Stock, authorizing 2,500,000 shares, subject to the rights, preferences and privileges as determined by the Board of Directors. Further, on December 28, 2001, the Company increased the number of authorized common shares from 25,000,000 to 75,000,000.

As part of the Colonial transaction discussed in Note 1, the Company was authorized to issue up to 2,500,000 shares of preferred stock, of which (i) 157,500 shares were designated as Series A Convertible Preferred Stock, par value $0.01 per share, all of which are currently issued and outstanding, and
(ii) 50,000 shares were designated as Series B Convertible Preferred Stock, par value $0.01 per share, all of which are currently issued and outstanding. All of the Series A and Series B shares were delivered to Colonial shareholders. The Series A and Series B Preferred Stock accrues annual dividends of 10% and 7%, respectively, on a quarterly basis. Accrued but unpaid dividends earn no interest. During the year ended December 31, 2001, $157,500 of such dividends were accrued.

Series A and B Preferred Stock have the following rights, preferences, privileges and restrictions:

LIQUIDATION PREFERENCE. In the event of any liquidation or winding up of the Company, the holders of the Series A and B Preferred Stock will be entitled to receive, in preference to the holders of Common Stock, an amount equal to $10 per share, plus unpaid dividends, if any. A consolidation or merger shall be deemed a liquidation or winding up for purposes of the liquidation preference.

                                 vFinance, Inc.

                                December 31, 2001


8. SHAREHOLDER'S EQUITY (CONTINUED)

DIVIDEND RIGHTS. The holders of Series A and B Preferred Stock will be entitled to receive cumulative dividends in preference to holders of Common Stock at the rate of $1 and $0.70 per share annum (10% and 7% of the liquidation preference price) for Series A and B, respectively, whether or not earned or declared.

CONVERSION PRICE ADJUSTMENTS. The conversion price of the Series A and B Preferred Stock will be subject to adjustments to prevent dilution, on the weighted average basis, in the event the Company issues additional shares, at a purchase price of $2.60 per share.

VOTING RIGHTS. The holders of Series A and B Preferred Stock have no voting rights.

REDEMPTION RIGHTS. The Company, at its option, may redeem, in whole or in part, the shares of Series A and B Preferred Stock outstanding, at any time, upon notice given, at a redemption price of $11 and $10 per share, respectively. If the Company receives proceeds from a single sale of its equity securities of at least $500,000, the holders of Series A and B Preferred Stock may require the Company to redeem all, but not less than all, the Series B Preferred Stock at a redemption price equal to $10 per share.

In 2000, the Company closed on a $7 million round of private financing (the "Private Placement"), $3,500,000 of which closed on March 31, 2000 and $3,500,000 of which closed on August 17, 2000 (collectively the "Closing Dates"), before cash registration and issuance costs of $1,071,342. As part of the Private Placement, on the Closing Dates, the Company issued (i) to certain banks and institutional investors 2,333,334 shares of the Company's common stock and 1,866,667 stock purchase warrants at exercise prices ranging from $3.00- $6.00 per share (ii) to other parties a total of 229,999 warrants, of which 83,333 warrants were issued to agents, 46,666 warrants were issued to employees for placing the financing and 100,000 warrants were issued to a company for a finder's fee. The warrants have exercise prices ranging from $2.50 to $7.20 and are exercisable on the earlier of a) one year from the effective date of the registration statement filed by the Company covering the securities issued and to be issued to the investors or b) three or four years, as the case may be, as defined in the agreements from the closing date. In conjunction with the 46,666 warrants, which were issued with prices below fair value, the Company recognized $49,583 of compensation expense in the year ended December 31, 2000.

The warrants issued to non-employees in conjunction with the Private Placement were for services related to the Private Placement and have a fair value of $361,333 as determined by the Black Scholes valuation model. Such amounts have been recorded as additional issuance costs.

                                 vFinance, Inc.

                                December 31, 2001


8. SHAREHOLDER'S EQUITY (CONTINUED)

On May 2, 2000, the Company granted 20,000 options to a consultant. The stock options were granted as consideration for future services at an exercise price of $5.00 and are exercisable over a four-year period, beginning May 2, 2001. The fair value of the options granted was estimated to be $79,200 at the date of grant using the Black Scholes valuation model and will be ratably expensed over the term services are to be provided. During 2001 the Company amortized $19,800.

On August 18, 2000, the Company entered into Amended Employment Agreements (see
Note 6 above) with three individuals. The Amended Employment Agreements provided for the Company to grant an additional 400,000 stock options to individuals. The stock options were granted at an exercise price of $3.15 and were exercisable over a four-year period, beginning on August 18, 2001 and were canceled upon their separation from the Company.

On August 30, 2001 and on October 16, 2001, the Company granted 673,500 stock purchase warrants to certain individuals and 878,427 stock options to employees in conjunction with the individuals purchase of common stock of the Company from existing shareholders. One stock option was granted for each share of common stock purchased by the individuals. The stock options were granted at above fair market value an exercise price of $0.35 and vested on the date of grant.

On October 16, 2001, the Company granted 120,000 options to an individual in conjunction for serving on the Board of Directors for fiscal 2002. The stock options were granted as consideration for future services at an exercise price of $0.35 and are exercisable on October 16, 2004. The fair value of the options granted was estimated to be $24,000 at the date of grant using the Black Scholes valuation model and will be ratably expensed over the term services are to be provided. The remaining fair value of the shares is stated as deferred compensation at December 31, 2001.

                                 vFinance, Inc.

                                December 31, 2001



8. SHAREHOLDER'S EQUITY (CONTINUED)

On November 28, 2001, the Company entered into a Note Purchase Agreement, as amended by subsequent letter agreements dated November 30, 2001, December 14, 2001, and December 28, 2001, February 13, 2002 and March 4, 2002 (collectively, the "Note Purchase Agreement"), with SBI Investments (USA) Inc. ("SBI"). Under the terms of the Note Purchase Agreement, SBI may provide a subordinated loan to the Company of up to $1,500,000 in the form of a 48-month non-interest bearing, convertible note. As of December 31, 2001, the Company had received $975,000 under the Note Purchase Agreement and may receive, at SBI's option alone, an additional $525,000 no later than June 30, 2002. The note, if and only if fully funded by SBI, is convertible, at SBI's option, into as many as 5,263,158 shares of our common stock at $0.285 per share. The Company, at any time during the first three years of the agreement, can call for redemption of the note for $1,750,000, canceling the option or forcing the conversion of the note into shares of common stock.

Further, if SBI funds the full amount of the loan, SBI will become a party to an Investor Right Agreement and, as additional consideration the Company will issue to SBI an option to purchase up to that number of shares of its common stock equal to 1,500,000 divided by the average closing bid and ask price of its common stock for the 20 consecutive trading days preceding the date of SBI's exercise notice to the Company, but in no event will the per share price be more than $0.336 or less than $0.23. The Note Purchase Agreement was amended to extended the expiration date of the option past June 30, 2002 as the date for the funding of the third Tranche was extended.

In accordance with EITF Issue No. 00-27, APPLICATION OF ISSUE NO. 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OF CONTINGENTLY ADJUSTABLE CONVERSION RATIOS, TO CERTAIN CONVERTIBLE INSTRUMENTS, the Company recorded a beneficial conversion feature related to the Note Purchase Agreement of $975,000, which is measured as the difference between the effective conversion price of the debt and the fair value into which the Note is convertible. The principal balance of this Note was discounted with a corresponding increase in additional paid-in capital by such amount. The debt discount will be accreted ratably over the term of the loan as additional interest expense.

On December 21, 2001, the Company entered into an agreement whereby Innovex Partners purchased 980,392 common shares at $0.255 per share and were granted a warrant to purchase 1,000,000 shares of common stock at $0.35 per share. The warrant is immediately exercisable and expires on December 21, 2006.

                                 vFinance, Inc.

                                December 31, 2001


8. SHAREHOLDER'S EQUITY (CONTINUED)

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

A summary of the stock option activity for the years ended December 31, 2000 and 2001 is as follows:


                                                                Weighted
                                                                 Average
                                                                 Exercise     Number of       Exercise Price
                                                                  Price         Shares          Per Option
                                                                ---------     ----------      ---------------
Outstanding Options at December 31, 1999                          $4.19        1,065,000       $2.50 - $6.00
  Granted                                                          4.69        2,615,000        1.00 -  7.50
  Forfeited                                                        6.00         (520,000)       4.50 -  7.50
                                                                              -----------
Outstanding Options at December 31, 2000                                       3,160,000
  Granted                                                          0.79       13,441,567        0.35 -  2.25
  Forfeited                                                        2.13       (6,914,517)       0.66 -  5.85
                                                                              ----------
Outstanding Options at December 31, 2001                           0.98        9,687,050        0.35 -  6.00
                                                                              ==========


                                 vFinance, Inc.

                                December 31, 2001


8. SHAREHOLDER'S EQUITY (CONTINUED)

The following table summarizes information concerning stock options outstanding at December 31, 2001.

                   Weighted
                    Average
                   Exercise                             Number
                    Price                             Outstanding
                   --------                            ----------
                    $0.35                              3,508,427
                     0.63                              3,920,000
                     1.00                                822,000
                     2.25                                471,623
                     3.00                                210,000
                     3.25                                100,000
                     4.00                                220,000
                     4.13                                 30,000
                     4.25                                 75,000
                     4.50                                  5,000
                     5.00                                260,000
                     5.63                                 50,000
                     6.00                                 15,000
                                                       ---------
                                                       9,687,050
                                                       =========

A summary of the warrant activity for the years ended December 31, 2000 and 2001 is as follows:


                                                                Weighted
                                                                 Average
                                                                Exercise      Number of         Exercise Price
                                                                  Price         Shares            Per Option
                                                                --------      ----------        --------------
Outstanding Warrants at December 31, 1999                         $2.50           10,000                $2.50
  Granted                                                          5.84        2,286,666          2.50 - 7.20
                                                                              -----------
Outstanding Warrants at December 31, 2000                                      2,296,666
  Granted                                                          0.97        1,978,500          0.35 - 2.25
  Forfeited                                                        5.81       (1,166,667)         3.00 - 6.00
                                                                              -----------
Outstanding Warrants at December 31, 2001                          2.73        3,108,499          0.35 - 7.20
                                                                              ===========


                                 vFinance, Inc.

                                December 31, 2001


8. SHAREHOLDER'S EQUITY (CONTINUED)

The following table summarizes information concerning warrants outstanding at December 31, 2001.

                          Weighted
                           Average
                          Exercise                Number
                           Price               Outstanding
                          --------             -----------

                           0.35                   993,500
                           0.63                   400,000
                           2.25                   585,000
                           2.50                   300,000
                           6.00                   129,999
                           7.20                   700,000
                                                ---------
                                                3,108,499
                                                =========

The weighted average grant-date fair value of warrants granted during the year equaled $2.73 and $5.84 for the years ended December 31, 2001 and 2000, respectively. The weighted average grant-date fair value of options granted during the year equaled $0.98 and $4.69 for the years ended December 31, 2001 and 2000, respectively. For purposes of pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over their respective vesting periods. The weighted average remaining contractual life for warrants outstanding at December 31, 2001 and 2000, is 3.62 years and 3.50 years respectively. The weighted average remaining contractual life for options outstanding at December 31, 2001 and 2000, is 4.33 years and 4.50 years respectively.

Options granted to employees are exercisable according to the terms of each agreement, ranging from one month to four years. At December 31, 2001 and 2000, 3,452,760 and 1,168,000 options outstanding were exercisable with weighted average exercise prices of $1.49 and $3.51, respectively. At December 31, 2001 and 2000, 12,795,549 and 5,456,666 total shares of the Company's common stock are reserved for issuance related to stock options and stock purchase warrants which were outstanding at December 31, 2001 and 2000, respectively.

                                 vFinance, Inc.

                                December 31, 2001


8. SHAREHOLDER'S EQUITY (CONTINUED)

Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method. The fair value for options and warrants granted was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: for 2001 risk-free interest rates of 3.53%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 1.610 for options and warrants and an expected life of the options and warrants of 4-5 years; for 2000: risk-free interest rates ranging from 5.52% to 6.57%; no dividend yields; volatility factor of the expected market price of the Company's common stock ranging from 0.771 to 1.92; and an expected life of the options and warrants of 4-5 years. The Company's pro forma net loss for the years ended December 31, 2001 and 2000 was $ 17,702,620 and $7,611,842, respectively. The
Company's pro forma basic and diluted net loss income per share for the years ended December 31, 2001 and 2000 was $0.89 and $0.75, respectively. The impact of the Company's pro-forma net loss and loss per share of the SFAS 123 pro forma requirements are not likely to be representative of future pro forma results.

The Company recorded deferred compensation of $24,000 and $408,783 during the years ended December 31, 2001 and 2000 respectively in connection with the grants of employee stock options with exercise prices lower than the deemed fair value per share of the Company's common stock on the date of the grant. Such amounts are being amortized over the vesting period, and accordingly, $3,000 and $116,250 of compensation expense was recognized in the years ended December 31, 2001 and 2000 relative to such options.

                                 vFinance, Inc.

                                December 31, 2001


9. DEBT

Lines of credit

On April 5, 2001 Fleet National Bank ("Fleet") filed a complaint against Michael Golden ("Golden"), a former controlling shareholder of Colonial, in the Superior Court of New Jersey in the amount of $315,903 for Lines of Credit issued prior to Company's January 2001 acquisition of Colonial. In October 2001, the Superior Court entered a summary judgment in favor of Fleet and the line of credit became due immediately. The period for appeal of the summary judgment expired on December 10, 2001. The Company has established reserves for this judgment due to the uncertainty surrounding the financial position of Golden.

Subordinated promissory notes

Prior to its acquisition by the Company, Colonial entered into a $650,000 bridge loan with three investors. The notes became due in November and December 2001. Interest for these loans is being accrued at the stated rate, 10 percent.

Notes payable

Prior to its acquisition by the Company, Colonial entered into a loan agreement with one of its principal shareholders. Its obligation under this loan, if any, is subject to litigation. The Company cannot establish when or if it will be required to repay this loan, carried at $500,000, that is the obligation of its inactive Colonial subsidiary. Interest for this loan is being accrued at the Company's weighted average interest rate, 10 percent.

On April 5, 2001, Fleet filed a complaint against First Colonial Securities, Inc., a wholly owned subsidiary of Colonial in the Superior Court of New Jersey in the amount of $210,928 for a letter of credit issued prior to the January 2001 acquisition of Colonial. In October 2001, the Superior Court entered a summary judgment in favor of Fleet and the letter of credit became due immediately. The period for appeal of the summary judgment expired on December 10, 2001. The Company has fully accrued for and established reserves for this judgment.

                                 vFinance, Inc.

                                December 31, 2001


10. COMMITMENTS AND CONTINGENCIES

The Company leases office space under the terms of operating leases. The following chart shows lease obligations including rental of real property and equipment.

                    Year                      Amount
                    ----                    ----------
                    2002                    $1,212,000
                    2003                     1,129,000
                    2004                       957,000
                    2005                       917,000
                    2006                       823,000
                    Thereafter                 552,000
                                            ----------
                    Total                   $5,590,000
                                            ==========

Total rent expense under operating leases, including space rental, totaled approximately $1,433,057 and $79,646 for the years ended December 31, 2001 and 2000. The Company has total non-cancelable leases of $2,446,177, included above, of which the Company has entered into sublease agreements with payments aggregating $117,048 for the year ending December 31, 2002 and $48,000 in each of the years ending December 31, 2003 through 2006.

In lieu of a security deposit, the Company has obtained a letter-of-credit from a commercial bank which is collateralized by a restricted cash deposit.

From time to time the Company is a party to various lawsuits that have arisen in the ordinary course of business. The amounts asserted in these matters are material to the Company's financial statements. While any litigation contains an element of uncertainty and although it is possible that losses exceeding amounts already recorded may be incurred upon ultimate resolution of these existing legal proceedings, management believes that such losses, if any, will not have a material adverse effect on our the results of operations or financial position. However, unfavorable resolution of each matter individually or in the aggregate could affect the consolidated results of operations for the quarterly and annual periods in which they are resolved.

                                 vFinance, Inc.

                                December 31, 2001


10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

On or about May 17, 2001, Golden filed an initial complaint against the Company in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, alleging that the Company breached its January 5, 2001 employment agreement with Golden, which was entered into as a result of the merger between Colonial and the Company. Mr. Golden claims that he terminated the agreement for "good reason," as defined in the agreement, and that the Company failed to pay him severance payments and other benefits as well as accrued commissions and un-reimbursed expenses. In the initial complaint, Golden sought monetary damages from the Company in excess of $50,000 including interest, attorney's fees and costs.

On or about July 18, 2001, the Company filed an answer and affirmative defenses and counterclaims with the Circuit Court against Golden and Ben Lichtenberg ("Lichtenberg"), Golden's partner in Colonial, denying all material allegations in the complaint, affirmatively alleging that Golden is not entitled to any severance payments because he was terminated for cause for insubordination, failure to follow directives of the board of directors and for breaches of fiduciary duty. The Company also alleged that both Golden and Lichtenberg violated the merger agreement between Colonial and the Company by breaching certain of the representations and warranties set forth in the merger agreement by, among other things, failing to advise the Company of certain loan agreement defaults, improperly withdrawing approximately $400,000 of capital from Colonial, failing to deliver a closing balance sheet and failing to disclose significant liabilities of Colonial. The Company believes the activities of Golden and Lichtenberg constituted violations of Florida's Securities Investor Protection Act, common law fraud, breach of fiduciary duty, breach of contract, intentional interference with advantageous business relationships, and breach of the implied covenant of good faith and dealing, and the Company is seeking indemnification under the merger agreement and additional monetary damages against Golden and Lichtenberg in excess of $15,000.

In response to the Company's answer, affirmative defenses and counterclaims, on or about September 1, 2001, Golden filed an amended complaint with the Court against the Company and its Primary Shareholders. In the amended complaint, Golden alleges the Primary Shareholders made various false representations that induced Golden to enter into the merger agreement and his employment agreement. Golden is seeking monetary damages from the Company and the Primary Shareholders in excess of $4.6 million.

                                 vFinance, Inc.

                                December 31, 2001


10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Lichtenberg filed an answer, affirmative defenses and counterclaims with the Court in response to the Company's filing with the Court on July 13, 2001. In addition to denying all material allegations in the Company's July 13, 2001 counterclaims against him, Lichtenberg alleges that: (a) the Company breached its employment agreement with him, (b) the Chief Executive Officer and Vice-Chariman and the Company made various false representations that induced Lichtenberg to enter into the merger agreement and (c) the Company materially breached the Colonial merger agreement. Lichtenberg is seeking delivery from the Company of 414,825 shares of the Company's common stock and monetary damages of at least $488,000 from the Chief Executive Officer and Vice-Chariman and the Company, jointly and severally. On November 20, 2001, the Chief Executive Officer and Vice-Chariman and the Company filed an answer and affirmative defenses to these allegations denying Lichtenberg's allegations. The parties are proceeding with discovery and the matter has been placed on the Circuit Court's September 2002 trial docket. As the Company intends to vigorously defend itself and believes it has meritorious defenses against these claims, no amounts have been accrued.

First Colonial Securities Group, Inc. ("First Colonial") was subject to supervision and regulation by the NASD, the SEC and various state securities commissions. As part of this regulatory oversight, First Colonial was subject to periodic examination and inspections by these authorities. First Colonial was advised that as a result of an examination performed by the Philadelphia office of the NASD for the years 1996 and 1997, the NASD identified several possible material deficiencies. The NASD and the Company settled the matter in February 2002 with the Company paying a $75,000 fine. Such fine was accrued in accounts payable at December 31, 2001.

On May 15, 2001, Louis D'Alessio filed a claim with the NASD against First Colonial and one of its employees. His claim alleges compensatory damages in an amount between $100,000 and $500,000 plus unspecified punitive damages. He alleges unfair business practices, violation of the federal securities act, violation of state securities statutes and common law fraud. The Company believes that the claim is without merit and is vigorously defending itself; however, the Company anticipates that the outcome will result in settlement. Thus, $15,000, the Company's estimate of the amount of the settlement , is accrued as of December 31, 2001.

                                 vFinance, Inc.

                                December 31, 2001


10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

On January 22, 2001, Josephine and Frank Oliveri filed a claim with the NASD against First Colonial and one of its employees. Their claim alleges compensatory damages of $192,287 plus interest and punitive damages of $100,000. They allege unsuitable investments, unauthorized trading, excessive trading and lack of supervision. The Company believes that the claim is without merit and is vigorously defending itself; however, the Company anticipates that the outcome will result in settlement. Thus, $25,000, the Company's estimate of the amount of the ultimate settlement, is accrued as of December 31, 2001.

On October 3, 2001, Sterling Financial Investment Group filed a claim with the NASD against the Company and several of its employees. Their claim alleges compensatory damages and punitive damages to not exceed the sum of $500,000. They alleged the Company offered and made significant cash payments to certain of Sterling's employees, to entice them to break their written employment agreements with Sterling and work for the Company. The Company believes that the claim is without merit and is vigorously defending itself; thus, no amounts have been accrued.

On August 14, 2001, Rosario Catanzarite, Joann Catanzarite, Anna Piegaro, Brian Catanzarite and Dina Catanzarite filed a claim with the NASD against First Colonial and several of its employees. Their claim alleges compensatory damages in the amount of $125,000 plus interest. They allege that the employees abused their trust, processed unsuitable trades, coupled with abusive use of margin. The Company believes that the claim is without merit and is vigorously defending itself; however, the Company anticipates that the outcome will result in settlement. Thus, $25,000, the Company's estimate of the amount of the ultimate settlement, is accrued as of December 31, 2001.

The Company is also engaged in a number of other legal proceedings incidental to the conduct of its business. Such claims aggregate a range of $684,000 to $1,919,000. In the opinion of management, the Company is adequately insured against the claims relating to such proceedings or has adequate resources to settle such claims, and any ultimate liability arising out of such proceedings will not have a material adverse effect on the financial condition or results of operations of the Company. The Company believes that the claims are without merit and is vigorously defending itself; however, the Company anticipates that the outcome of certain claims will result in certain settlements. Thus, $112,000, the Company's estimate of the amount of the ultimate settlements, is accrued as of December 31, 2001.

                                 vFinance, Inc.

                                December 31, 2001


11. DEFINED CONTRIBUTION PLAN

The Company maintains a defined contribution savings plan in which substantially all employees are eligible to participate. The Company may match up to 25% of the employee's salary. The Company made no contributions to the plan for the years ended December 31, 2001 and 2000, respectively.

12. SUBSEQUENT EVENT

On January 25, 2002, the Company entered into a Credit Agreement with UBS Americas, Inc. ("UBS"). Under the terms of the Credit Agreement, UBS will provide a revolving credit facility of $3,000,000 to the Company for the purpose of supporting the expansion of its brokerage business or investments in infrastructure to expand its operations or its broker-dealer operations. The loan has a term of 4 years, must be repaid in full by January 2005 and bears interest at LIBOR plus a LIBOR margin of 2%. Among other covenants, the Company must maintain shareholder's equity of at least $7,000,000; however, the Credit Agreement, as amended, specifically provides that the Company may exclude goodwill write-offs aggregating approximately $8,500,000 from shareholder's equity. The Company is in compliance with all covenants as of the filing date and expects to remain in compliance throughout 2002. The Company must make early repayments under the Credit Agreement if it acquires a new broker dealer firm, enters a new line of business, or hires more than 4 brokers in a single or related transaction. This repayment is made by adding $1.00 to the cost of each incremental clearing transaction the Company makes through CSC, a wholly owned subsidiary of Paine Webber which is a wholly owned subsidiary of UBS. The Company has not, to date, entered into a transaction that would trigger any repayment. The Company borrowed $1,500,000 under the credit facility in January 2002. The Credit Agreement does not provide for conversion of the debt into equity securities.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names, ages and positions of our executive officers and directors as of March 14, 2002. Under our bylaws, each director holds office until the election and qualification of his successor or until his earlier resignation or removal.


Name                                      Age                                  Position
----                                      ---                                  --------
Leonard J. Sokolow                        45        Director, Chief Executive Officer and President
Timothy E. Mahoney                        45        Director, Chief Operating Officer and Chairman
Wong Sin Just                             36        Director
Robert F. Williamson, Jr.                 57        Vice President and Chief Financial Officer
David A. Spector                          36        Vice President
Richard Campanella                        51        Secretary
Marc N. Siegel                            42        President of vFinance Investments, Inc.


LEONARD J. SOKOLOW has been a director since November 8, 1997, our Chief Executive Officer since November 8, 1999, and our President since January 5, 2001. From November 8, 1999 through January 4, 2001, Mr. Sokolow was Vice Chairman of the Board. Since September 1996, Mr. Sokolow has been President of Union Atlantic LC, a merchant, banking and strategic consulting firm specializing domestically and internationally in technology industries that is a wholly owned subsidiary of our company. Since August 1993, Mr. Sokolow has been President of Genesis Partners, Inc., a private financial business-consulting firm. From August 1994 through December 1998, Mr. Sokolow was the Chairman and Chief Executive Officer of the Americas Growth Fund, Inc., a public closed-end management investment company. Mr. Sokolow presently serves as a director of Advanced Electronics Support Products, Inc., a worldwide distributor and manufacturer of active and passive networking components traded on Nasdaq. Mr. Sokolow received a B.A. degree with majors in Economics and Accounting from the University of Florida in 1977, a J.D. degree from the University of Florida School of Law in 1980 and an LL.M. (Taxation) degree from the New York University Graduate School of Law in 1982. Mr. Sokolow is a Certified Public Accountant.

TIMOTHY E. MAHONEY has been a director since November 8, 1999 and since November 8, 1999, Chairman of the Board and our Chief Operating Officer. Since September 1996, Mr. Mahoney has been a partner of Union Atlantic LC. From 1994 through 1995, Mr. Mahoney was President of the Highlands Group. Mr. Mahoney was a founder of the consumer products business for SyQuest Technology. In 1986, Mr. Mahoney founded and was the President of Rodime Systems, a computer disk drive sub-system manufacturer. In addition, Mr. Mahoney was the Vice President of Marketing and Sales for Tecmar, the first PC add-in board company and spent eight years in marketing and sales management in the computer timesharing business with Computer Sciences Corporation, Automatic Data Processing and General Electric Information Services. Mr. Mahoney presently serves as a director of FOCUS Enhancements, Inc., a developer and marketer of advanced, proprietary video scan conversion products traded on the Nasdaq SmallCap market. Mr. Mahoney received a B.A. degree with majors in Computer Science and Business from the West Virginia University in 1978. Mr. Mahoney received a Masters of Business Administration from George Washington University in 1983.

WONG SIN JUST has been a director since March 18, 2002. Mr. Wong was appointed as the Chief Executive Officer of E2-Capital (Holdings) limited ("E2-Capital") on 20th April 2000, was made Executive Co-Chairman and Acting Chief Executive Officer of E2-Capital on 3rd April 2001. Mr. Wong possesses over 11 years of investment banking and finance experience and has held positions with a number of premier international investment banks. From June 1996 to June 1998, Mr. Wong was the Director and Head of Greater China Equity Capital Markets at ABN AMRO Asia Corporate Finance Limited. Prior to establishing e2-Capital Limited (subsequently renamed as OpenIBN (HK) Limited), from June 1998 to October 1999, Mr. Wong was the Managing Director and the Head of Equity Capital Markets at BNP Prime Peregrine Securities Limited. Mr. Wong holds a Bachelor Degree in Engineering from Imperial College, University of London and is a member of the Association of Chartered Accountants, England and Wales. Mr. Wong is also an Executive Director and the Chief Executive Officer of Softbank Investment International (Strategic) Limited, an Independent Non-executive Director of hongkong.com Corporation and Capital Strategic Investment Limited.

ROBERT F. WILLIAMSON, JR. has been Chief Financial Officer and Vice President of our company since February 8, 2002. From November 1999 through November 2001, Mr. Williamson was Vice President, Finance and CFO of Equinox Systems Inc., which was acquired by Avocent Corporation in 2001. From 1985 through September 1999, Mr. Williamson was Vice President, Finance and CFO of Data Net Corporation, which filed for Chapter 7 bankruptcy in November 1999.

DAVID A. SPECTOR has been a Vice President of our company since November 8, 1999. From 1995 through 1999, Mr. Spector served as Vice President and regional creative director of Green Advertising, a division of London-based WPP Group plc managing the creative efforts of the agency. Prior to that, Mr. Spector was a copywriter with Greenstone Roberts Advertising, with responsibilities for Royal Caribbean Cruise Lines and Radisson Hotels.

RICHARD CAMPANELLA has been Secretary of the Company since December 18, 2001. Mr. Campanella currently serves as director and Chief Operating Officer of vFinance Investments, Inc. From February 1994 until April 2001, Mr. Campanella was a partner of Commonwealth Associates, a registered broker dealer where he served as the Director of Compliance. He has a degree in Business Administration from the College of Staten Island.

MARC N. SIEGEL has been President and Chief Executive Officer of vFinance Investments since January 4, 2001. Mr. Siegel founded First Level Capital, Inc. in 1998 and served as its President for three years. We acquired First Level Capital, Inc. in 2001 and it now operates as vFinance Investments. From May 1997 until August 1998, Mr. Siegel was a partner of Grady & Hatch & Co., Inc., where he served as President and Managing Director. From September 1993 until June 1997, he was responsible for sales and marketing and recruiting, motivating and leading an 80-person sales force, which he directly supervised at Commonwealth Associates, a registered broker dealer. From September 1985 until 1993, Mr. Siegel was with Lehman Brothers, Inc., where he initially worked at Lehman's Atlanta office and served as its sales manager. Subsequently, from 1990 to 1992, he served as sales/manager of the Houston office and then became sales manager at Lehman Brothers' largest national office in New York. Mr. Siegel received a B.A. degree cum laude from Tulane University in 1981.

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

To our knowledge, based solely on review of these filings and written representations from the directors and officers, there are no transactions during the fiscal year ended December 31, 2001 for which the officers, directors and significant stockholders have not timely filed the appropriate form under
Section 16(a) of the Exchange Act, except that Messrs. Sokolow and Mahoney each filed one late Form 4 reporting one transaction each. In addition, Messrs. Sokolow and Mahoney each filed one late Form 4 reporting one transaction each for the fiscal year ended December 31, 2000 and Mr. Mahoney filed a late Form 3.

ITEM 10. EXECUTIVE COMPENSATION.

The following table provides information concerning the annual and long term compensation earned by our chief executive officer and each of the four other most highly compensated executive officers of our company during the fiscal years ended December 31, 2001, 2000 and 1999:

                           SUMMARY COMPENSATION TABLE

                                                                                                  Securities
                                           Annual                                  Other          Underlying
Name/position                        Year       Salary        Bonus             Compensation        Options
-------------                        ----       ------        -----             ------------      ----------
Leonard J. Sokolow                   2001      $169,500      $150,000                $7,289        734,802 (4)
CEO, President (1)(2)(3)             2000      $150,000      $120,000               $12,000        500,000 (4)
                                     1999       $24,200       $ 5,600                $2,000              0

Timothy E. Mahoney                   2001      $169,500      $150,000                $7,289        734,802 (4)
COO, Chairman (1)(2)(3)              2000      $150,000      $120,000               $12,000        500,000 (4)
                                     1999       $24,200       $ 5,600                $2,000              0

Marc Siegel                          2001      $120,000                             $92,000        565,000
President, vFinance                  2000             0             0                     0              0
Investments, Inc.                    1999             0             0                     0              0



Richard Campanella                   2001      $125,000             0                     0            100,000
Chief Operating Officer              2000             0             0                     0                  0
vFinance Investments, Inc.           1999             0             0                     0                  0

David Spector                        2001      $100,000             0                $1,902             25,000
Vice President                       2000      $100,000             0                $3,180            300,000



(1) From October 1993 through November 1999, Leonard J. Sokolow rendered supervisory and management services to us on behalf of our Managing Agent, Genesis Partners, Inc. In this capacity, Mr. Sokolow did not receive any cash compensation as noted in the table below but did receive 1,815 shares of common stock. Also, Genesis Partners, Inc. was issued a total of 348,185 shares of common stock in consideration for serving as our managing agent. Mr. Sokolow is President and CEO and a controlling shareholder of Genesis Partners, Inc.

(2) Messrs. Sokolow and Mahoney each received $120,000 of annual incentive compensation based on the performance of our company and our subsidiaries during 2000 which are reflected in the table below as bonuses.

(3) Messrs. Sokolow and Mahoney each received a $12,000 car allowance during 2000 which are reflected in the table above as other annual compensation.

(4) Cancellation in January 2001 and reissuance in July 2001.

                        OPTION GRANTS IN LAST FISCAL YEAR

The following table provides information with respect to the chief executive officer and each of the other named executive officers listed in the Summary Compensation Table concerning stock options granted on our common stock in fiscal year 2001:


                        Number of            Percent of Total
                        Securities           Options Granted to
                        Underlying Options   Employees in Fical   Exercise or Base
Name                    Granted              Year                 Price ($/Share)      Expiration Date
----                    ------------------   ------------------   ---------------      ---------------
Leonard Sokolow         734,802                   11.3%           $0.35 - $0.625       August 30, 2006

Timothy Mahoney         734,802                   11.3%           $0.35 - $0.625       August 30, 2006

Marc Siegel             565,000                    8.7%           $0.35 - $0.625       August 30, 2006

Richard Campanella      100,000                    1.5%           $0.35 - $0.625       August 30, 2006

David Spector            25,000                    0.4%           $0.35 - $0.625       August 30, 2006

AGGREGATED OPEN EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

The following table provides information regarding stock option exercises during 2001 by the chief executive officer and each of the other named executive officers listed in the Summary Compensation Table:


                                                         Number of Securities
                                                        Underlying Unexercisable   Value of Unexercised In-the-Money
                           Shares                     Options at Fiscal Year-End       Options at Fiscal Year-End
                        Acquired on     Value        ----------------------------  ---------------------------------
Name                     Exercise      Realized      Exercisable    Unexercisable    Exercisable      Unexercisable
----                    -----------    --------      -----------    -------------    -----------      -------------
Leonard Sokolow              0            0            359,802          375,000        $     0          $    0
Timothy Mahoney              0            0            359,802          375,000        $     0          $    0
Marc Siegel                  0            0            215,000          350,000        $     0          $    0
Richard Campanella           0            0                  0          100,000        $     0          $    0
David Spector                0            0            286,000           39,000        $     0          $    0

COMPENSATION OF DIRECTORS

Directors do not receive any compensation for serving on our Board of Directors.

EMPLOYMENT AGREEMENTS

On January 5, 2001, we entered into a three-year employment agreement, as subsequently amended, with each of Mr. Sokolow, our Chief Executive Officer and President, and Mr. Mahoney, our Chairman. Under the terms of these agreements, which are automatically extended unless we have provided a non-renewal notice as directed by a majority vote of the board of directors, each of Messrs. Sokolow and Mahoney are entitled to receive:

     o An initial base salary of $208,000 per annum for the first year with a 5% increase per annum beginning one year from the date of the agreements (our board of directors may increase such salaries at its discretion);

     o Discretionary bonuses as determined by the board of directors primarily based on each employee's performance;

     o Four weeks paid vacation per annum and an automobile expense allowance of $1,500 per month, which will increase 5% per annum beginning one year from July 6, 2001; and

     o Incentive compensation paid quarterly from distributions of "Division Available Income" and "Division Non-Cash consideration" as such terms are defined in an exhibit to each of the employment agreements, primarily based on the performance of our company and our operating divisions.

The employment agreements also contain severance and change of control provisions.

Under the terms of the employment agreements, as of July 6, 2001, Leonard J. Sokolow and Timothy Mahoney were each granted 500,000 stock options. These stock options are exercisable for five years at an exercise price of $.625 per share. Of the 500,000 stock options granted to each of Messrs. Sokolow and Mahoney, 125,000 options vested for each of them on July 6, 2001 and the balance of the options vest for each of them at the rate of 125,000 per year thereafter. On the date these options were granted, the closing per share sale price of our common stock was $.32 as reported by the OTC Bulletin Board. Of the 500,000 stock options granted to each of Messrs. Sokolow and Mahoney, 125,000 stock options vested on October 3, 2001, and the balance of the stock options vest each year thereafter for each of them at the rate of 125,000 per year.


CANCELLATION AND REISSUANCE OF STOCK OPTIONS

The Board of Directors, comprised of Leonard Sololow and Timothy Mahoney, initially issued 500,000 stock options to each of Messrs. Sololow and Mahoney on June 1, 2000. These stock options had the same terms as the stock options described above. However, the exercise price of the options was $5.85 per share. On the date these options were granted, the closing sale price of our common stock on the OTC Bulletin Board was $4.88 per share. These options were cancelled on January 1, 2001 because as part of our company's merger with Colonial Direct Financial Group, Inc., Michael Golden, a principal of Colonial Direct Financial Group, Inc., entered into an employment agreement with our company and was granted stock options. On January 5, 2001, Messrs. Sokolow and Mahoney entered into new employment agreements with our company so that their terms of employment were substantially the same as Mr. Golden's agreement.

In connection with employment agreements for each of Messrs. Sokolow and Mahoney, the Board of Directors gave each of them the right to acquire 500,000 stock options on January 5, 2001. In order to receive a grant of these options, certain conditions had to be met, including continued employment through July 1, 2001. The exercise price of the options would have been $2.25 per share. On the date these rights were granted, the closing price of our common stock was $.8125 per share, as reported by the OTC Bulletin Board. These options were subsequently cancelled on April 2, 2001, when the closing sale price of our common stock on the OTC Bulletin Board was $.3125 per share.

At the time that the 500,000 stock options were granted to each of Messrs. Sokolow and Mahoney, our company had just completed the merger with Colonial Direct Financial Group, Inc. The Board of Directors expected this merger to materially enhance the financial performance of our Company. Subsequent to the merger, we learned of certain breaches of the representations and warranties in the merger agreement which ultimately caused us to write-off $7 million of goodwill associated with the transaction, and we have ceased operating Colonial Direct Financial Group, Inc. and its subsidiaries. In addition, we are now suing the principals of Colonial Direct Financial Group, Inc. for, among other things, fraud. See Item 3. Legal Proceedings.

The Board of Directors had expected Colonial Direct Financial Group, Inc. and its subsidiaries to generate significant profits for us. As a result, the Board of Directors initially issued stock options to Messrs. Sokolow and Mahoney at an exercise price of $2.25 per share. When the Board of Directors became aware of the actual financial condition of Colonial Direct Financial Group, Inc. and its subsidiaries, the Board of Directors decided it was in the best interests of our company to provide Messrs. Sokolow and Mahoney with stock options having an exercise price more closely tied to the financial condition of our company. Accordingly, after the January 5, 2001 stock options granted to Messrs. Sokolow and Mahoney were cancelled on April 2, 2001, the Board of Directors on July 6, 2001 granted new options to each of Messrs. Sokolow and Mahoney. These options had an exercise price 95% higher than the closing sale price of our common stock on the date of grant. The Board of Directors set the exercise price of the options materially above the market price of the common stock on the date of the grant in order to create an incentive for Messrs. Sokolow and Mahoney to improve the financial performance of our company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth common stock ownership information as of March 14, 2001 with respect to:

     o Each person known to us to be the beneficial owner of more than 5% of our common stock;

     o    Each of our officers and directors; and

     o    All directors and officers as a group.

This information as to beneficial ownership was furnished to us by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 3010 North Military Trail, Suite 300, Boca Raton, Florida. Information with respect to the percent of class is based on outstanding shares of common stock as of March 27, 2002. Except as otherwise indicated, to our knowledge, each stockholder has sole power to vote and dispose of all the shares of common stock listed opposite his name.

For purposes of this table, each person is deemed to have beneficial ownership of any shares of our common stock such person has the right to acquire on or within 60 days after March 27, 2002.



                                              Amount of Shares
Name of Beneficial Owner                     Beneficially Owned            Percent of Class
------------------------                     ------------------            ----------------
Genesis Partners, Inc. (1)                        3,108,333                     13.29%
Highlands Group Holdings, Inc. (2)                2,175,000                      9.39%
CALP II Limited Partnership (3)                   2,099,999                      8.63%
Leonard J. Sokolow(4)                             3,764,340                     15.85%
Timothy E. Mahoney(5)                             3,764,340                     15.85%
Wong Sin Just                                             0                       *
Robert F. Williamson, Jr.                           150,000                       *
David A. Spector (6)                                286,000                      1,20%
Richard Campanella                                   25,000                       *
Marc N. Siegel (7)                                  302,500                      1.28
All executive  officers and directors
as a group (7 persons)(8)                         8,292,180                      33.75%


* Denotes less than 1% ownership.

(1) Genesis Partners, Inc., whose address is 2458 Provence Court, Weston, Florida 33327, is a corporation controlled by Mr. Leonard Sokolow, Chief Executive Officer and President. Mr. Sokolow is deemed the beneficial owner of the 3,106,518 shares held by Genesis Partners, Inc.

(2) Highlands Group Holdings, Inc., whose address is 68 Cayman Place, Palm Beach Gardens, Florida 33418, is wholly owned by Mr. Timothy Mahoney, Chairman and Chief Operating Officer. Mr. Mahoney, as the owner of Highlands Group Holdings, Inc., is deemed to beneficially own the 2,175,000 shares held by Highlands Group Holdings, Inc.

(3) In accordance with the terms of a Common Stock and Warrants Purchase Agreement among the Company, CALP II Limited Partnership, a Bermuda limited partnership, and other investors, CALP II Limited Partnership has a warrant to purchase an aggregate of 350,000 shares of Common Stock and rights to purchase an aggregate of 583,333 shares of Common Stock. CALP II Limited Partnership's address is c/o Thomson Kernaghan & Co. Limited, 365 Bay Street, Tenth Floor, Toronto, Ontario, Canada.

(4) Includes 3,108,33 shares of common stock issued in the name of Genesis Partners, Inc., 296,205 shares of common stock issued in the name of Mr. Sokolow and 359,802 shares of common stock underlying stock options which have vested or will vest within 60 days of March 27, 2002.

(5) Includes 2,175,000 shares of common stock issued in the name of Highlands Group Holdings, Inc., 1,229,538 shares of common stock issued in the name of Mr. Mahoney and 359,802 shares of common stock underlying stock options which have vested or will vest within 60 days of March 27, 2002.

(6) Includes 261,000 shares of common stock underlying stock options which have vested or will vest within 60 days of March 27, 2002.

(7) Includes 202,500 shares of common stock underlying stock options which have vested or will vest within 60 days of March 27, 2002.

(8) See footnotes (1) though (7) of this table.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 18, 2001, Critical Infrastructure Fund (BVI), LP, a limited partnership controlled by us, purchased 877,193 shares of our common stock from us for $250,000 and received piggyback registration rights with respect to these shares. In January 2002, Critical Infrastructure Fund (BVI), LP sold to Messrs. Sokolow, Mahoney and Williamson, three executive officers of our company, 61,403 shares, 61,403 shares and 150,000 shares, respectively, of our common stock at a price of $0.285 per share, the price at which the shares were purchased from us by Critical Infrastructure Fund (BVI), LP.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS


Number
of Exhibit        Exhibit Description
----------        -------------------

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

   3.5 Certificate of Amendment to Certificate of Incorporation as filed with the Delaware Secretary of State on November 28, 2001.

   3.6 Certificate of Designation of Series A Convertible Preferred Stock of the Company as filed with the Delaware Secretary of State on January 3, 2001 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on January 17, 2001).

   3.7 Certificate of Designation of Series B Convertible Preferred Stock of the Company as filed with the Delaware Secretary of State on January 3, 2001 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on January 17, 2001).

   3.8 Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form S-18 filed with the SEC on July 24, 1992).

   3.9 Unanimous Written Consent of the Company's Board of Directors dated January 24, 1994, amending the Bylaws (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2000).

   3.10 Unanimous Written Consent of the Company's Board of Directors, effective as of January 24, 1994, amending the Bylaws (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2000).

   10.1 Purchase Agreement between the Company and Steven Jacobs and Mauricio Borgonovo, dated December 24, 1999, for the purchase of Pinnacle Capital Group, LLC (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2000).

   10.2 Asset Purchase Agreement among the Company, Steven Jacobs and Mauricio Borgonovo dated January 3, 2000 (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2000).

   10.3 Stock Purchase Agreement between the Company and River Rapids Ltd., dated September 27, 1999 (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2000).

   10.4 Amendment to Stock Purchase Agreement between the Company and River Rapids Ltd. dated December 22, 1999 (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2000).

   10.5 Common Stock and Warrants Purchase Agreement among the Company, AMRO International, S.A., CALP II Limited Partnership, a Bermuda limited partnership, Celeste Trust Reg, Balmore SA, Sallee Investments LLLP, worldVentures Fund I, LLC and RBB Bank Aktiengesellschaft, dated March 31, 2000 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 13, 2000).

   10.6 Registration Rights Agreement among the Company, AMRO International, S.A., CALP II Limited Partnership, a Bermuda limited partnership, Celeste Trust Reg, Balmore SA, Sallee Investments LLLP, worldVentures Fund I, LLC, RBB Bank Aktiengesellschaft and Thomas Kernaghan & Co., Ltd., dated March 31, 2000 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 13,
                  2000).

   10.7 Form of Warrant issued to AMRO International, S.A. (to purchase 100,000 shares), CALP II Limited Partnership, a Bermuda limited partnership (to purchase 350,000 shares), Celeste Trust Reg (to purchase 35,000 shares), Balmore SA (to purchase 35,000 shares), Sallee Investments LLLP (to purchase 25,000 shares), worldVentures Fund I, LLC (to purchase 25,000 shares), RBB Bank Aktiengesellschaft (to purchase 130,000 shares) and Thomas Kernaghan & Co., Ltd. (to purchase 58,333 shares) (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 13, 2000).

   10.8 Escrow Agreement among the Company, AMRO International, S.A., CALP II Limited Partnership, a Bermuda limited partnership, Celeste Trust Reg, Balmore SA, Sallee Investments LLLP, worldVentures Fund I, LLC, RBB Bank Aktiengesellschaft and Epstein Becker & Green, P.C., dated March 31, 2000 (incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed with the SEC on July 14, 2000).

   10.9 Amended and Restated Employment Letter Agreement dated December 18, 2000, between the Company and David Spector. (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 20, 2001).

   10.10 Employment Agreement dated as of January 5, 2001, between the Company and Leonard J. Sokolow (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 20, 2001).

   10.11 Employment Agreement dated as of January 5, 2001, between the Company and Timothy Mahoney (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 20, 2001).

   10.12 Options Cancellation Agreement dated January 1, 2001 by Leonard J. Sokolow (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 20,
                  2001).

   10.13 Options Cancellation Agreement dated January 1, 2001 by Timothy Mahoney (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 20,
                  2001).

   10.14 Securities Exchange Agreement, dated as of August 15, 2001, among Kathleen Wallman, Steven Wallman, Joseph Daniel and vFinance.com, Inc. (n/k/a vFinance, Inc.) (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed on August 14, 2001).

   10.15 Registration Rights Agreement, dated as of August 15, 2001, among Kathleen Wallman, Joseph Daniel and vFinance.com, Inc. (n/k/a vFinance, Inc.) (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed on August 14,
                  2001).

   10.16 Stock Purchase Warrant, dated August 15, 2001, issued to Kathleen Wallman to purchase 400,000 shares of common stock of vFinance, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed on August 14, 2001).

   10.17 Letter Agreement, dated August 15, 2001, from vFinance.com, Inc. to Joseph Daniel re employment of Joseph Daniel by vFinance.com, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed on August 14, 2001).

   10.18          Note Purchase Agreement by and between vFinance.com, Inc.
                  d/b/a vFinance, Inc. (n/k/a vFinance, Inc.) and Best Finance Investments Limited (n/k/a SBI Investments (USA), Inc.) dated November 28, 2001.

   10.19 Letter Agreement dated November 30, 2001 amending Note Purchase Agreement.

   10.20 Letter Agreement dated December 14, 2001 amending Note Purchase Agreement.

   10.21 Letter Agreement dated December 28, 2001 amending Note Purchase Agreement.

   10.22 Letter Agreement dated February 13, 2002 amending Note Purchase Agreement.

   10.23          Letter Agreement dated March 4, 2002 amending Note Purchase
                  Agreement.

   10.24 Credit Facility by and between vFinance, Inc. and UBS Americas, Inc. dated as of January 25, 2002.

   10.25 Subordination Agreement by and among vFinance, Inc., UBS Americas, Inc., and SBI Investments (USA), Inc. dated as of January 25, 2002.

   10.26 Cancellation Agreement/Conditional Right to Option Grant dated April 2, 2001 by Leonard J. Sokolow.

   10.27 Employment Agreement Amendment dated as of July 2, 2001 by and between vFinance.com, Inc. and Leonard J. Sokolow.

   10.28 Stock Option Agreement dated as of July 6, 2001 by and between Leonard J. Sokolow and vFinance.com, Inc.

   10.29 Employment Agreement Amendment No. 3 dated as of January 7, 2002 by and between vFinance, Inc. and Leonard J. Sokolow.

   10.30 Cancellation Agreement/Conditional Right to Option Grant dated April 2, 2001 by Timothy Mahoney

   10.31 Employment Agreement Amendment dated as of July 2, 2001 by and between vFinance.com, Inc. and Timothy Mahoney.

   10.32 Stock Option Agreement dated as of July 6, 2001 by and between Timothy Mahoney and vFinance.com, Inc.

   10.33 Employment Agreement Amendment No. 3 dated as of January 7, 2002 by and between vFinance, Inc. and Timothy Mahoney.

   10.34 Consulting Agreement effective as of August 20, 2001 by and between vFinance.com, Inc. and Insight Capital Consultants Corporation.

   10.35 Letter Agreement dated February 5, 2002 executed by vFinance, Inc. and Robert F. Williamson, Jr. containing terms and conditions of Mr. Williamson's employment.

   10.36 Amendment to Credit Agreement dated April 12, 2002 by and between vFinance, Inc. and UBS Americas Inc.

   21             List of Subsidiaries.


(b) REPORTS ON FORM 8-K

None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       vFinance, Inc.


                                       By: /s/ Leonard J. Sokolow
                                           -------------------------------------
                                           LEONARD J. SOKOLOW, DIRECTOR,
                                           CHIEF EXECUTIVE OFFICER AND PRESIDENT

Date: April 15, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Signature                              Capacity                               Date
            ---------                              --------                               ----


/s/ Leonard J. Sokolow              Director, Chief Executive Officer and
--------------------------------    President (Principal Executive Officer)        April 15, 2002
Leonard J. Sokolow



/s/ Robert F. Williamson, Jr.       Chief Financial Officer and (Principal         April 15, 2002
--------------------------------    Financial and Accounting Officer)
Robert F. Williamson, Jr.



/s/ Timothy E. Mahoney              Director, Chairman of the Board and            April 15, 2002
--------------------------------    Chief Operating Officer
Timothy E. Mahoney



                                    Director                                       April 15, 2002
--------------------------------
Wong Sin Just



                                 EXHIBIT INDEX

Number
of Exhibit        Exhibit Description
----------        -------------------

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

   3.5 Certificate of Amendment to Certificate of Incorporation as filed with the Delaware Secretary of State on November 28, 2001.

   3.6 Certificate of Designation of Series A Convertible Preferred Stock of the Company as filed with the Delaware Secretary of State on January 3, 2001 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on January 17, 2001).

   3.7 Certificate of Designation of Series B Convertible Preferred Stock of the Company as filed with the Delaware Secretary of State on January 3, 2001 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on January 17, 2001).

   3.8 Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form S-18 filed with the SEC on July 24, 1992).

   3.9 Unanimous Written Consent of the Company's Board of Directors dated January 24, 1994, amending the Bylaws (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2000).

   3.10 Unanimous Written Consent of the Company's Board of Directors, effective as of January 24, 1994, amending the Bylaws (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2000).

   10.1 Purchase Agreement between the Company and Steven Jacobs and Mauricio Borgonovo, dated December 24, 1999, for the purchase of Pinnacle Capital Group, LLC (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2000).

   10.2 Asset Purchase Agreement among the Company, Steven Jacobs and Mauricio Borgonovo dated January 3, 2000 (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2000).

   10.3 Stock Purchase Agreement between the Company and River Rapids Ltd., dated September 27, 1999 (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2000).

   10.4 Amendment to Stock Purchase Agreement between the Company and River Rapids Ltd. dated December 22, 1999 (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2000).

   10.5 Common Stock and Warrants Purchase Agreement among the Company, AMRO International, S.A., CALP II Limited Partnership, a Bermuda limited partnership, Celeste Trust Reg, Balmore SA, Sallee Investments LLLP, worldVentures Fund I, LLC and RBB Bank Aktiengesellschaft, dated March 31, 2000 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 13, 2000).

   10.6 Registration Rights Agreement among the Company, AMRO International, S.A., CALP II Limited Partnership, a Bermuda limited partnership, Celeste Trust Reg, Balmore SA, Sallee Investments LLLP, worldVentures Fund I, LLC, RBB Bank Aktiengesellschaft and Thomas Kernaghan & Co., Ltd., dated March 31, 2000 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 13,
                  2000).

   10.7 Form of Warrant issued to AMRO International, S.A. (to purchase 100,000 shares), CALP II Limited Partnership, a Bermuda limited partnership (to purchase 350,000 shares), Celeste Trust Reg (to purchase 35,000 shares), Balmore SA (to purchase 35,000 shares), Sallee Investments LLLP (to purchase 25,000 shares), worldVentures Fund I, LLC (to purchase 25,000 shares), RBB Bank Aktiengesellschaft (to purchase 130,000 shares) and Thomas Kernaghan & Co., Ltd. (to purchase 58,333 shares) (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 13, 2000).

   10.8 Escrow Agreement among the Company, AMRO International, S.A., CALP II Limited Partnership, a Bermuda limited partnership, Celeste Trust Reg, Balmore SA, Sallee Investments LLLP, worldVentures Fund I, LLC, RBB Bank Aktiengesellschaft and Epstein Becker & Green, P.C., dated March 31, 2000 (incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed with the SEC on July 14, 2000).

   10.9 Amended and Restated Employment Letter Agreement dated December 18, 2000, between the Company and David Spector. (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 20, 2001).

   10.10 Employment Agreement dated as of January 5, 2001, between the Company and Leonard J. Sokolow (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 20, 2001).

   10.11 Employment Agreement dated as of January 5, 2001, between the Company and Timothy Mahoney (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 20, 2001).

   10.12 Options Cancellation Agreement dated January 1, 2001 by Leonard J. Sokolow (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 20,
                  2001).

   10.13 Options Cancellation Agreement dated January 1, 2001 by Timothy Mahoney (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 20,
                  2001).

   10.14 Securities Exchange Agreement, dated as of August 15, 2001, among Kathleen Wallman, Steven Wallman, Joseph Daniel and vFinance.com, Inc. (n/k/a vFinance, Inc.) (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed on August 14, 2001).

   10.15 Registration Rights Agreement, dated as of August 15, 2001, among Kathleen Wallman, Joseph Daniel and vFinance.com, Inc. (n/k/a vFinance, Inc.) (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed on August 14,
                  2001).

   10.16 Stock Purchase Warrant, dated August 15, 2001, issued to Kathleen Wallman to purchase 400,000 shares of common stock of vFinance, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed on August 14, 2001).

   10.17 Letter Agreement, dated August 15, 2001, from vFinance.com, Inc. to Joseph Daniel re employment of Joseph Daniel by vFinance.com, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed on August 14, 2001).

   10.18          Note Purchase Agreement by and between vFinance.com, Inc.
                  d/b/a vFinance, Inc. (n/k/a vFinance, Inc.) and Best Finance Investments Limited (n/k/a SBI Investments (USA), Inc.) dated November 28, 2001.

   10.19 Letter Agreement dated November 30, 2001 amending Note Purchase Agreement.

   10.20 Letter Agreement dated December 14, 2001 amending Note Purchase Agreement.

   10.21 Letter Agreement dated December 28, 2001 amending Note Purchase Agreement.

   10.22 Letter Agreement dated February 13, 2002 amending Note Purchase Agreement.

   10.23          Letter Agreement dated March 4, 2002 amending Note Purchase
                  Agreement.

   10.24 Credit Facility by and between vFinance, Inc. and UBS Americas, Inc. dated as of January 25, 2002.

   10.25 Subordination Agreement by and among vFinance, Inc., UBS Americas, Inc., and SBI Investments (USA), Inc. dated as of January 25, 2002.

   10.26 Cancellation Agreement/Conditional Right to Option Grant dated April 2, 2001 by Leonard J. Sokolow.

   10.27 Employment Agreement Amendment dated as of July 2, 2001 by and between vFinance.com, Inc. and Leonard J. Sokolow.

   10.28 Stock Option Agreement dated as of July 6, 2001 by and between Leonard J. Sokolow and vFinance.com, Inc.

   10.29 Employment Agreement Amendment No. 3 dated as of January 7, 2002 by and between vFinance, Inc. and Leonard J. Sokolow.

   10.30 Cancellation Agreement/Conditional Right to Option Grant dated April 2, 2001 by Timothy Mahoney

   10.31 Employment Agreement Amendment dated as of July 2, 2001 by and between vFinance.com, Inc. and Timothy Mahoney.

   10.32 Stock Option Agreement dated as of July 6, 2001 by and between Timothy Mahoney and vFinance.com, Inc.

   10.33 Employment Agreement Amendment No. 3 dated as of January 7, 2002 by and between vFinance, Inc. and Timothy Mahoney.

   10.34 Consulting Agreement effective as of August 20, 2001 by and between vFinance.com, Inc. and Insight Capital Consultants Corporation.

   10.35 Letter Agreement dated February 5, 2002 executed by vFinance, Inc. and Robert F. Williamson, Jr. containing terms and conditions of Mr. Williamson's employment.

   10.36 Amendment to Credit Agreement dated April 12, 2002 by and between vFinance, Inc. and UBS Americas Inc.

   21             List of Subsidiaries.