Form 10QSB
period 2002-03-31
VFINANCE INC
filed 2002-05-15
CIK 890285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2002

                                       or

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


           3010 North Military Trail, Suite 300, Boca Raton, FL 33431
           ----------------------------------------------------------
                    (Address of principal executive offices)


                                 (561) 981-1000

                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002:

                23,387,097 shares of Common Stock $0.01 par value

Transitional Small Business Disclosure Format (Check one): Yes [X]; No [ ]

                                      INDEX
                                 VFINANCE, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - December 31, 2001 and
             March 31, 2002 (Unaudited) .......................................4

         Consolidated Statements of Operations for the three months ended
             March 31, 2001 and 2002 (Unaudited) ..............................5

         Consolidated Statements of Cash Flows for the three months ended
             March 31, 2001 and 2002 (Unaudited) ..............................6

         Notes to Consolidated Financial Statements (Unaudited) ............7-12

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations ........................................13-14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................15

Item 2.  Changes in Securities ...............................................15

Item 3.  Defaults upon Senior Securities .....................................15

Item 4.  Submission of Matters to a Vote of Security Holders .................15

Item 5.  Other Information ...................................................15

Item 6.  Exhibits and Reports on Form 8-K ....................................16

Signatures ...................................................................17

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

                                 VFINANCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                              December 31,        March 31,
                                                                  2001              2002
                                                              ------------       ------------
Assets:
 Cash and cash equivalents .............................      $  1,826,474       $  2,693,017
 Restricted cash .......................................           203,106            203,106
 Due from clearing broker ..............................           588,222                  -
 Investments in trading securities .....................         1,077,815          2,610,592
 Accounts receivable, net of allowance for doubtful
  accounts of $63,528 and $123,499, respectively .......            93,719            277,000
 Forgivable loans - employees, current portion .........           307,452            209,639
 Notes receivable - employees, net of allowance for
  doubtful accounts of $60,550 and $60,550, respectively           107,600            114,600
 Prepaid expenses and other current assets .............           133,085            132,022
                                                              ------------       ------------
  Total current assets .................................         4,337,473          6,239,976

Furniture and equipment, at cost:
 Furniture and equipment ...............................           940,537            993,247
 Internal use software .................................           146,835            158,281
                                                              ------------       ------------
                                                                 1,087,372          1,151,528
Less accumulated depreciation ..........................          (403,970)          (478,348)
                                                              ------------       ------------
 Net furniture and equipment ...........................           683,402            673,180

 Forgivable loans - employees ..........................           577,760            577,760
 Goodwill ..............................................           420,000            420,000
 Other assets ..........................................           387,177            392,247
                                                              ------------       ------------
Total Assets ...........................................      $  6,405,812       $  8,303,163
                                                              ============       ============

Liabilities and Shareholders' Equity:

 Accounts payable ......................................      $  1,093,662       $  1,137,539
 Accounts payable - employees ..........................            66,407                  -
 Due to clearing broker ................................                 -            579,684
 Accrued liabilities ...................................         2,319,510          2,301,251
 Securities sold, not yet purchased ....................            53,981            132,792
 Lines of credit .......................................           297,656            297,656
 Subordinated promissory notes .........................           650,000            650,000
 Notes payable, current portion ........................           750,429            779,492
 Capital lease obligations, current portion ............            12,627             48,731
 Other .................................................                 -             25,416
                                                              ------------       ------------
  Total current liabilities ............................         5,244,272          5,952,561

 Letter of credit and promissory note ..................           268,500            268,500
 Capital lease obligations .............................            56,641                  -
 Notes payable - long term .............................                 -          1,500,000

 Series A Convertible Preferred Stock, $0.01 par value;
  122,500 shares authorized; 122,500 shares issued and
  outstanding (liquidation preference of $1,556,050 at
  December 31, 2001) ...................................             1,225              1,225
 Series B Convertible Preferred stock, $0.01 par value;
  50,000 shares authorized; 50,000 issued and
  outstanding (liquidation preference of $46,450 at
  December 31, 2001) ...................................               500                500
 Common stock, $0.01 par value, 75,000,000 shares
  authorized; 25,964,395 and 26,398,608 shares issued,
  and 22,952,885 and 23,387,097 outstanding, respectively          259,644            263,986
 Additional paid-in-capital on preferred stock .........         1,565,775          1,535,150
 Additional paid-in-capital on common stock ............        22,515,699         22,635,107
 Deferred compensation .................................           (82,657)           (82,657)
 Accumulated deficit ...................................       (21,254,359)       (21,601,781)
                                                              ------------       ------------
                                                                 3,005,827          2,751,530
Less treasury stock ....................................        (2,169,428)        (2,169,428)
                                                              ------------       ------------
 Total Shareholders' Equity ............................           836,399            582,102
                                                              ------------       ------------
Total Liabilities and Shareholders' Equity .............      $  6,405,812       $  8,303,163
                                                              ============       ============

See accompanying notes
                                 vFINANCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended March 31
                                                    ----------------------------
                                                        2001           2002
                                                    ------------   ------------
Revenues:
 Commissions - agency ............................  $  1,938,929   $  2,525,019
 Commissions - principal .........................     1,593,963      1,034,365
 Success fees ....................................     1,768,998      1,604,196
 Consulting and retainers ........................       272,800        331,597
 Other brokerage related income ..................             -        141,398
 Other ...........................................       313,921         89,256
                                                    ------------   ------------
Total revenues ...................................     5,888,611      5,725,831
                                                    ------------   ------------

Cost of revenues:
 Commissions .....................................     2,112,741      2,118,315
 Clearing and transaction costs ..................       657,338        249,860
 Success .........................................       651,977        772,420
 Consulting and retainers ........................        52,833          7,500
 Other ...........................................             -          9,262
                                                    ------------   ------------
Total cost of revenues ...........................     3,474,889      3,157,357
                                                    ------------   ------------

Gross profit .....................................     2,413,722      2,568,474
                                                    ------------   ------------

Other expenses:
 General and administrative ......................     2,282,931      2,444,340
 Net loss (gain) on trading securities ...........        17,378        (12,652)
 Professional fees ...............................       332,316        239,277
 Provision for bad debts .........................        50,000         60,560
 Net unrealized loss (gain) on investments held
  for trading and stock purchase warrants ........       794,755        (60,329)
 Depreciation and amortization ...................       351,295         73,360
 Cost of arbitration actions .....................        80,574              -
 Amounts forgiven under forgivable loans .........             -         74,375
 Other ...........................................           250              -
                                                    ------------   ------------
Total other expenses .............................     3,909,499      2,818,931
                                                    ------------   ------------
Loss from operations .............................    (1,495,777)      (250,457)
Loss on sale of property .........................        (2,108)           194
Interest and dividend income (expense) ...........       118,166        (97,158)
                                                    ------------   ------------
Net loss .........................................    (1,379,719)      (347,421)
Less: Preferred stock dividend ...................             -        (30,625)
                                                    ------------   ------------
Loss available to common stockholders ............  $ (1,379,719)  $   (378,046)
                                                    ============   ============
Loss per share:
 Basic ...........................................  ($      0.07)  ($      0.02)
                                                    ============   ============
Weighted average number of common
 shares used in computing basic loss
 per share .......................................    19,934,299     23,387,097
                                                    ============   ============
 Diluted .........................................  ($      0.07)  ($      0.02)
                                                    ============   ============
Weighted average number of common
 shares used in computing diluted loss
 per share .......................................    19,934,299     23,387,097
                                                    ============   ============
See accompanying notes.

                                 VFINANCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Three Months Ended March 31
                                                                                 ------------------------------
                                                                                    2001               2002
                                                                                 ------------      ------------
OPERATING ACTIVITIES
Net loss ....................................................................    $(1,379,719)      $  (378,046)
  Adjustments to reconcile net loss to net cash used in operating activities.
  Non-cash fees received ....................................................              -          (352,235)
  Depreciation and amortization .............................................        351,295            74,378
  Provision for doubtful accounts ...........................................         50,000            60,560
  Unrealized loss (gain) on sale of investments, net ........................        497,533           (36,815)
  Unrealized loss (gain) on stock purchase warrants .........................          6,500           (23,515)
  Loss on sale of investments, net ..........................................         28,333            12,652
  Proceeds from sale of investments .........................................              -            14,370
  Amount forgiven under forgiveable loan ....................................        252,417            74,375
  Changes in operating assets and liabilities, net of businesses acquired:
    Accounts receivable .....................................................         27,991          (243,843)
    Foregivable Loans .......................................................              -            23,438
    Due from clearing broker ................................................     (1,133,459)        1,167,906
    Notes receivable from employees .........................................         92,445            (7,000)
    Investments .............................................................       (452,624)       (1,147,234)
    Other current assets ....................................................        109,685             1,063
    Other assets and liabilities ............................................       (339,342)           20,346
    Accounts payable and accrued liabilities ................................        (89,843)          (40,789)
    Securities, sold not yet purchased ......................................         70,582            78,811
                                                                                 -----------       -----------
Net cash used in operating activities .......................................     (1,908,206)         (701,578)

INVESTING ACTIVITIES
  Purchase of equipment .....................................................       (184,650)          (64,156)
  Purchase of treasury stock, net ...........................................         12,108                 -
  Purchase of businesses ....................................................     (1,233,335)                -
  Change in other assets ....................................................       (151,869)                -
                                                                                 -----------       -----------
Net cash used in investing activities .......................................     (1,557,746)          (64,156)

FINANCING ACTIVITIES
  Changes in capital leases .................................................         (8,343)          (20,537)
  Changes in current debt ...................................................              -            29,063
  Proceeds from credit agreement ............................................              -         1,500,000
  Proceeds from issuance of common stock related to private placement,
      net of cash and stock issuance costs ..................................              -           123,750
  Increase in line of credit ................................................         63,504                 -
  Payment of long term debt .................................................        (66,790)                -
  Repayment of shareholder's equity .........................................        (50,000)                -
                                                                                 -----------       -----------
Net cash provided (used) by financing activities ............................        (61,629)        1,632,276

(Decrease) increase in cash and cash equivalents ............................     (3,527,581)          866,542
Cash and cash equivalents at beginning of year ..............................      5,454,071         1,826,474
                                                                                 -----------       -----------
Cash and cash equivalents at end of period ..................................    $ 1,926,490       $ 2,693,016
                                                                                 ===========       ===========

See accompanying notes
                                 vFinance, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

1. DESCRIPTION OF BUSINESS

vFinance, Inc. is a "new-breed" financial services enterprise committed to building a worldwide audience of individuals looking to create wealth through their equity investments and businesses and the name change reflects the broader scope of services. The Company principally operates in one business segment, investment management services, consisting primarily of financial services, including retail brokerage and investment banking.

The Company conducts its broker/dealer operations and investment banking and consulting through vFinance Investments, Inc, a licensed broker dealer. It also operates its vFinance.com website through vFinance Holdings, Inc. and manages Critical Infrastructure Fund (BVI) LP through vFinance Advisors, LLC and vFinance Investors, LLC.

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

Investments

Investments are classified as trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. Trading account assets, consisting of marketable equity securities and stock purchase warrants, are stated at fair value. At March 31, 2002 and 2001, investments consisted of common and preferred stock and stock purchase warrants held for resale. Realized gains or losses are recognized in the statement of operations when the related stock purchase warrant is exercised and the underlying shares are sold. Unrealized gains or losses are recognized in the statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("FAS 142"). Under the provisions of FAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company adopted the new accounting rules beginning January 1, 2002. Management is currently assessing the financial impact FAS 142 will have on the consolidated financial statements, but does not believe it will not be material.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("FAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS , AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS ("APB 30"). The Company adopted the new accounting rules beginning January 1, 2002. Management is currently assessing the financial impact FAS 144 will have on the consolidated financial statements, but does not believe it will be material because the Company wrote off most goodwill at December 31, 2001.

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

Goodwill

The carrying values of goodwill as well as other long-lived assets will be tested annually under FAS 142. If this review indicates that the assets will not in part or fully be recoverable, as determined based on the undiscounted estimated cash flows of the Company, the Company's carrying values of the assets would be reduced to their estimated fair values in accordance with FAS 144.

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

3. IMPAIRMENT OF GOODWILL

Management determined that, as of December 31, 2001, a write-down of the goodwill related to the NW Holdings acquisition was necessary as the Company's projections of the future operating results of First Level indicated impairment. Based on such projections and other analysis the Company took an impairment charge aggregating $876,000 related to NWH goodwill. Goodwill remaining as of December 31, 2001 and March 31, 2002 totaled $420,000.

4. INCOME TAXES

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes.

5. SHAREHOLDER'S EQUITY

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

In accordance with EITF Issue No. 00-27, APPLICATION OF ISSUE NO. 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OF CONTINGENTLY ADJUSTABLE CONVERSION RATIOS, TO CERTAIN CONVERTIBLE INSTRUMENTS, the Company recorded a beneficial conversion feature related to the Note Purchase Agreement of $975,000, which is measured as the difference between the effective conversion price of the debt and the fair value into which the Note is convertible. The principal balance of this Note was discounted with a corresponding increase in additional paid-in capital by such amount. The debt discount will be accreted ratably at $60,988 per quarter, over the term of the loan as additional interest expense.

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

A summary of the stock option activity for the three months ended March 31, 2002 is as follows:
                                          Weighted
                                          Average
                                          Exercise     Number     Exercise Price
                                            Price     of Shares     Per Option
                                          --------    ---------    -------------
Outstanding options at December 31, 2001    $0.98     9,687,050    $0.35 - $6.00
Granted ................................    $0.51       508,117    $0.35 - $2.25
Cancelled ..............................    $3.32       100,000
                                                     ----------
Outstanding options at March 31, 2002 ..    $0.90    10,095,167    $0.35 - $6.00
                                                     ----------

A summary of the stock purchase warrant activity for the three months ended March 31, 2002 is as follows:
                                          Weighted
                                          Average
                                          Exercise    Number of   Exercise Price
                                            Price     Warrants      Per Option
                                          --------    ---------    -------------
Outstanding warrants at December 31, 2001   $2.73     3,108,499    $0.35 - $7.20
Granted .................................       -             -                -
Cancelled ...............................       -             -                -
Outstanding options at March 31, 2002 ...   $2.73     3,108,499    $0.35 - $7.20
                                                      =========

The following table summarizes information concerning stock options outstanding at March 31, 2002.

                                  Option      Options
                                   Price    Outstanding
                                   -----    -----------
                                    0.35      4,733,427
                                    0.63      3,000,000
                                    0.62        200,000
                                    1.00        772,000
                                    2.25        474,740
                                    3.00        210,000
                                    3.25        100,000
                                    4.00        220,000
                                    4.13         30,000
                                    4.25         75,000
                                    4.50          5,000
                                    5.00        260,000
                                    6.00         15,000
                                             ----------
                                             10,095,167
                                             ==========

The following table summarizes information concerning warrants outstanding at March 31, 2002.

                          Exercise               Warrants
                            Price               Outstanding
                            -----               -----------
                            0.35                   993,500
                            0.63                   400,000
                            2.25                   585,000
                            2.50                   300,000
                            6.00                   129,999
                            7.20                   700,000
                            ----                 ---------
                                                 3,108,499
                                                 =========

6. DEBT

On January 25, 2002, the Company entered into a Credit Agreement with UBS Americas, Inc. ("UBS"). Under the terms of the Credit Agreement, UBS provided a revolving credit facility of up to $3,000,000 to the Company for the purpose of supporting the expansion of its brokerage business or investments in infrastructure to expand its operations or its broker-dealer operations. The loan has a term of 4 years, must be repaid in full by January 2005, and bears interest at one month LIBOR plus a LIBOR margin of 2% if the loan is repaid within a month or 5% if it is outstanding more than a month. Among other covenants, Section 5.10 of the Credit Agreement requires the Company to maintain shareholder's equity of at least $7,000,000. On April 12, 2002 UBS waived this requirement of the Credit Agreement to the extent necessary to exclude the Company's write-off of goodwill aggregating $8,852,020 included in the Company's consolidated financial statements for the year ended December 31, 2001.

The Company must make early repayments under the Credit Agreement if it acquires a new broker dealer firm, enters a new line of business, or hires more than 4 brokers in a single or related transaction. This repayment is made by adding $1.00 to the cost of each incremental clearing transaction the Company makes through CSC, a wholly owned subsidiary of Paine Webber which is a wholly owned subsidiary of UBS. The Company has not, to date, entered into a transaction that would trigger any repayment. The Company borrowed $1,500,000 under the credit facility on January 28, 2002. The Credit Agreement does not provide for conversion of the debt into equity securities.

7. SUBSEQUENT EVENTS

On March 28, 2002, the Company entered into a non-binding Letter of Intent (the "Letter") with Somerset Financial Partners, Inc., ("Somerset") a Delaware corporation to acquire certain of its assets. Through its subsidiaries, Somerset is a registered broker dealer and is engaged other financial services including insurance and mortgage brokerage. The Company has agreed to acquire all brokerage customer and client accounts, advances to registered representatives and certain other selected assets. The Company will assume certain liabilities including selected leases and will hire select salaried personnel and independent contractors. The Company will pay, at closing, 1,500,000 shares of its Common stock and warrants to purchase an additional 500,000 shares of its Common stock at 110% of the current market price. In addition, and based upon certain performance criteria, the Company will pay up to an additional 1,500,000 shares of its Common stock, during the first year after the sale is closed. The Company will also issue up to 1,400,000 options to purchase its Common shares to select Somerset employees who will be joining the Company. Those options will be issued subject to normal vesting and other conditions. There can be no assurance that this transaction will be completed.

In May and June, 2000 Colonial Direct Financial Group, Inc. entered into a total of $650,0000 of subordinated loan agreements with three investors. As of March 31, 2002, these loans were in default. On May 2, 2002 the Company submitted an agreement to one of the Colonial debt holders to convert $150,000 of principal debt plus accrued interest into 402,000 unregistered shares of the Company's common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED
                                 MARCH 31, 2001

STATEMENTS OF OPERATIONS

Operating revenues were $5,725,831 for the three months ended March 31, 2002 as compared to $5,888,611 for the three months ended March 31, 2001 a decrease of $162,780 or 3%. The primary reason for the decrease was a decrease in principal commissions on trading revenues.

Cost of revenues were $3,157,357 for the three months ended March 31, 2002 as compared to $3,474,889 for the three months ended March 31, 2001 a decrease of $317,532 or 9%. The decrease was primarily due to costs savings associated with the consolidation of the Company's three broker dealers into a single entity. As a consequence, gross profit was $2,568,474 for the three months ended March 31, 2002 as compared to $2,413,722 for the three months ended March 31, 2001, an increase of $154,752. Gross margin percentage was 45% for the three months ended March 31, 2002 as compared to 41% for the three months ended March 31, 2001.

General and administrative expenses were $2,444,340 for the three months ended March 31, 2002 as compared to $2,282,931 for the three months ended March 31, 2001 an increase of $161,409 or 7%.

Net loss (gain) on trading securities was ($12,652) for the three months ended March 31, 2002 as compared to $17,378 for the three months ended March 31, 2001, a decrease in cost of $30,030. The change was due primarily to an increase in the value of securities from prior periods.

Professional fees were $239,277 for the three months ended March 31, 2002 as compared to $332,316 for the three months ended March 31, 2001, a decrease of $93,039 or 28%. The decrease in cost was primarily attributable to a decreased level of merger activity.

The provision for bad debt was $60,560 for the three months ended March 31, 2002 as compared to $50,000 for the three months ended March 31, 2001, an increase of $10,560 or 21%. The Company provides for credit losses at the time it believes accounts receivable may not be collectible. Such evaluations are made and recorded on a monthly basis. Credit losses have not exceeded management's expectations.

The net unrealized loss (gain) on investments held for trading and stock purchase warrants was ($60,329) for the three months ended March 31, 2002, as compared to $794,755 for the three months ended March 31, 2001 a decrease of cost of $855,084. The gain was primarily due to an increase in the market value of investments held by the Company in conjunction with equity instruments received from various investment banking clients.

Depreciation and amortization was $73,360 for the three months ended March 31, 2002 as compared to $351,295 for the three months ended March 31, 2001, a decrease of $277,935 or 79%. The decrease was primarily because the Company has adopted FAS 144 that prohibits amortization of goodwill related to acquisitions.

The cost of arbitration actions was $0 for the three months ended March 31, 2002 as compared to $80,574 for the three months ended March 31, 2001 a decrease of $80,574 or 100%. The drop was attributable primarily to the closure of the Company's First Colonial Securities Group broker dealer.

The amount forgiven under forgivable loans was $74,375 for the three months ended March 31, 2002 as compared to $252,417 for the three months ended March 31, 2001. The decrease was attributable to the a decrease in the number of new brokers.

Total other expenses were $2,818,931 for the three months ended March 31, 2002 as compared to $3,909,499 for the three months ended March 31, 2001 a decrease of $1,090,568 or 28%. As a consequence the loss from operations was $250,457 for the three months ended March 31, 2002 as compared to $1,495,777 for the three months ended March 31, 2001 a decrease of $1,245,320 or 83%.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $2,693,017 of unrestricted cash at March 31, 2002.

Net cash used in operating activities for the three months ending March 31, 2002, $701,578 as opposed to net cash used in operating activities of $1,908,206 for the three months ending March 31, 2000. The decrease in net cash used in operating activities was primarily due to a decrease in the net loss from $1,379,719 for the three months ending March 31, 2001 to $378,046 for the three months ended March 31, 2002.

Net cash used in investing activities for the three months ending March 31, 2002, was $64,156 as opposed to net cash used in operating activities of $1,557,746 for the three months ending March 31, 2000. The primary reason for the decrease in net cash used in investing activities was that the Company made no acquisitions in the three months ending March 31, 2002 and decreased purchases of equipment to $64,156 for the three months ending March 31, 2002 from $184,650 for the three months ending March 31, 2001.

Net cash provided in financing activities for the three months ending March 31, 2002, was $1,632,276 as opposed to net cash used in financing activities of $61,629 for the three months ending March 31, 2001. The primary reason for the increase in net cash provided by investing activities was that the Company entered into the agreement described above in 7. DEBT with UBS Paine Webber on January 25, 2002.

The Company anticipates it will need additional debt or equity financing in order to carry out its long-term business strategy. Such strategy may be financed by bank borrowings, public offerings, private placements of equity or debt securities, or a combination of the foregoing.

We do not have any material commitments for capital expenditures over the course of the next fiscal year.

The Company's operations are not affected by seasonal fluctuations however they are to some extent reliant on the continuation of mergers and acquisitions and related financings in the entrepreneurial marketplace.

Part II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company's inactive subsidiary, Colonial Direct Financial Group, Inc., has $650,000 of subordinated debt in default. The debt was incurred prior to the acquisition of Colonial by the Company in anticipation of an initial public offering by Colonial. The Company has offered the three holders of the subordinated debt to convert their notes issued by Colonial into common stock of the Company. One of the holders has sent a demand letter through her attorney seeking repayment from the Company. The Company has responded that the debt is the obligation of the subsidiary.

Item 2.  CHANGES IN SECURITIES

         On January 7, 2002 the Company sold 350,878 unregistered shares at a price of $0.285 per share for a total consideration of $100,000 to AMRO International, S.A.

         On January 17, 2002 the Company sold 83,334 unregistered shares at a price of $0.285 per share for a total consideration of $23,750 to WorldVentures Fund I, LLC.

         The above noted securities issued to the two investors were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder because the securities were acquired in a privately negotiated transaction by sophisticated investors.

         During the first quarter of 2002, the Company granted stock options to purchase an aggregate of 508,117 shares of the Company 's common stock to six employees of the Company. The exercise prices of these options range from $.35 to $2.25. The option grants were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, because the individuals receiving the options are sophisticated investors who have knowledge of all material information about the Company.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         The Company dismissed its independent auditors, Ernst & Young LLP, on May 10, 2002 to reduce expenses. During the past two fiscal years, Ernst & Young LLP's report on the Company's financial statements for each of the two fiscal years ended December 31, 2000 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles. The decision to dismiss Ernst & Young, LLP was recommended and approved by the Board of Directors.

         During each of the Company's fiscal years ended December 31, 2000 and 2001 and the interim period preceding the dismissal, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the subject matter of the disagreements in connection with its reports.

         On May 10, 2002, the Company engaged the firm of Feldman, Sherb & Co., P.C. as its new independent auditors. The Company has authorized Ernst & Young LLP to respond fully to the inquiries of Feldman, Sherb & Co., P.C. with regard to any accounting or financial matters relating to the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

Number
of Exhibit   Exhibit Description
----------   -------------------

16.0 Letter from Ernst & Young to the Securities and Exchange Commission dated May 15, 2002

(b) REPORTS ON FORM 8-K

None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Signature                       Title                          Date
         ---------                       -----                          ----

By: /s/ Leonard J. Sokolow          Chief Executive Officer         May 15, 2002
    ----------------------          and President
Leonard J. Sokolow                  (Principal Executive Officer)


By: /s/ Robert F. Williamson, Jr.   Chief Financial Officer         May 15, 2002
    -----------------------------   (Principal Financial and
Robert F. Williamson, Jr.           Chief Accounting Officer)