Form 10QSB
period 2002-06-30
VFINANCE INC
filed 2002-08-14
CIK 890285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the transition period _____________ to _________________


                        Commission File Number 1-11454-03


                                 VFINANCE, INC.
                                 --------------
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


                                 (561) 981-1000
                                 --------------
                           (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2002:

               23,187,097 - shares of Common Stock $0.01 par value

Transitional Small Business Disclosure Format (Check one): Yes [X]; No [ ]

                                      INDEX
                                 VFINANCE, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - December 31, 2001 and
         June 30, 2002 (Unaudited) ............................................4

         Consolidated Statements of Operations for the three and
         six months ended June 30, 2001 and 2002 (Unaudited) ..................5

         Consolidated Statements of Cash Flows for the three and
         six months ended June 30, 2001 and 2002 (Unaudited) ..................6

         Notes to Consolidated Financial Statements (Unaudited) ...............7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ...........................................13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................15

Item 2.  Changes in Securities ...............................................15

Item 5   Other Information ...................................................16

Item 6.  Exhibits and Reports on Form 8-K ....................................16

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

                                 vFINANCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 (AUDITED)         (UNAUDITED)
                                                             December 31, 2001     June 30,2002
Assets:                                                      -----------------     ------------
 Cash and cash equivalents ...............................      $  1,826,474       $  1,959,639
 Restricted cash .........................................           203,106            201,722
 Due from clearing broker ................................           588,222                  -
 Investments in trading securities .......................         1,077,815          1,023,991
 Accounts receivable, net of allowance for doubtful
  accounts of $63,528 and $359,537, respectively .........            93,719            194,574
 Forgivable loans - employees, current portion ...........           307,452            218,952
 Notes receivable - employees, net of allowance for
  doubtful accounts of $60,550 and $0, respectively ......           107,600             89,676
 Prepaid expenses and other current assets ...............           133,085             93,589
                                                                ------------       ------------
  Total current assets ...................................         4,337,473          3,782,143

Furniture and equipment, at cost:
 Furniture and equipment .................................           940,537            372,848
 Internal use software ...................................           146,835            158,500
                                                                ------------       ------------
                                                                   1,087,372            531,348
Less accumulated depreciation ............................          (403,970)          (243,219)
                                                                ------------       ------------

 Net furniture and equipment .............................           683,402            288,129

 Forgivable loans - employees ............................           577,760            499,073
 Goodwill ................................................           420,000            420,000
 Other assets ............................................           387,177            172,483
                                                                ------------       ------------

Total Assets .............................................      $  6,405,812       $  5,161,828
                                                                ============       ============
Liabilities and Shareholders' Equity:

 Accounts payable ........................................      $  1,093,662       $    688,456
 Accounts payable - employees ............................            66,407             22,708
 Due to clearing broker ..................................                 -            106,476
 Accrued liabilities .....................................         2,319,510          1,673,271
 Securities sold, not yet purchased ......................            53,981             90,998
 Lines of credit .........................................           297,656                  -
 Subordinated promissory notes ...........................           650,000                  -
 Note payable, net of discount ...........................           750,429            121,875
 Capital lease obligations, current portion ..............            12,627                  -
 Other ...................................................                 -             22,892
                                                                ------------       ------------

  Total current liabilities ..............................         5,244,272          2,726,676

 Letter of credit and promissory note ....................           268,500                  -
 Capital lease obligations ...............................            56,641                  -
 Note payable - long term ................................                 -          1,500,000

 Series A Convertible Preferred Stock, $0.01 par value;
  122,500 shares authorized; 122,500 shares issued and
  outstanding (liquidation preference of $1,556,050 at
  December 31, 2001) .....................................             1,225              1,225
 Series B Convertible Preferred stock, $0.01 par value;
  50,000 shares authorized; 50,000 issued and outstanding
  (liquidation preference of $46,450 at December 31, 2001)               500                500
 Common stock, $0.01 par value, 75,000,000 shares
  authorized; 25,964,395 and 26,398,608 shares issued,
  and 22,952,885 and 23,187,097 outstanding, respectively            259,644            263,986
 Additional paid-in-capital on preferred stock ...........         1,565,775          1,487,025
 Additional paid-in-capital on common stock ..............        22,515,699         24,856,437
 Deferred compensation ...................................           (82,657)           (82,657)
 Accumulated deficit .....................................       (21,254,359)       (23,419,936)
                                                                ------------       ------------
                                                                   3,005,827          3,106,580
Less treasury stock ......................................        (2,169,428)        (2,171,428)
                                                                ------------       ------------

Total Shareholders' Equity ...............................           836,399            935,152
                                                                ------------       ------------

Total Liabilities and Shareholders' Equity ...............      $  6,405,812       $  5,161,828
                                                                ============       ============

See accompanying notes.

                                 vFINANCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended June 30,     Six Months Ended June 30,
                                                  ----------------------------    ----------------------------
                                                      2001            2002            2001            2002
                                                  ------------    ------------    ------------    ------------
Revenues:
 Commissions - agency .........................   $  1,455,546    $  2,225,366    $  3,394,475    $  4,750,385
 Commissions - principal ......................      1,005,158         767,778       2,599,121       1,802,142
 Success fees .................................        170,337         455,531       1,939,335       2,059,726
 Consulting and retainers .....................        163,406         425,500         436,206         757,097
 Other brokerage related income ...............        139,088         148,145         303,715         289,543
 Other ........................................         86,401         100,688         235,695         189,944
                                                  ------------    ------------    ------------    ------------

Total revenues ................................      3,019,936       4,123,008       8,908,547       9,848,837
                                                  ------------    ------------    ------------    ------------

Cost of revenues:

 Commissions ..................................      1,578,979       1,687,119       3,691,719       3,805,434
 Clearing and transaction costs ...............        355,975         222,554         758,928         472,413
 Success ......................................              -         362,557         651,976       1,134,977
 Consulting and retainers .....................          9,000          79,365          46,000          86,865
 Other ........................................         11,376           9,445          27,210          18,707
                                                  ------------    ------------    ------------    ------------

Total cost of revenues ........................      1,955,330       2,361,040       5,175,833       5,518,396
                                                  ------------    ------------    ------------    ------------

Gross profit ..................................      1,064,606       1,761,968       3,732,714       4,330,441
                                                  ------------    ------------    ------------    ------------

Other expenses:

 General and administrative ...................      2,208,981       2,365,804       4,827,121       4,809,949
 Net loss (gain) on trading securities ........         67,029            (995)         84,408         (13,648)
 Professional fees ............................        246,534         327,921         578,849         567,198
 Provision for bad debts ......................         73,715         176,086         123,715         236,208
 Net unrealized loss (gain) on investments held
  for trading and stock purchase warrants .....        354,893         316,353       1,149,648         256,024
 Depreciation and amortization ................        477,195          74,653         721,339         148,013
 Amounts forgiven under forgivable loans ......              -          69,375         107,151         144,188
 Stock based compensation expense .............         89,500               -          89,500               -
                                                  ------------    ------------    ------------    ------------
Total other expenses ..........................      3,517,847       3,329,197       7,681,731       6,147,932
                                                  ------------    ------------    ------------    ------------

Loss from operations ..........................      2,453,241       1,567,229       3,949,017       1,817,491

Loss on sale of property ......................         14,071               -          16,180               -
Interest and dividend (income) expense ........        (86,763)        111,413        (204,929)        208,572
                                                  ------------    ------------    ------------    ------------
Pre-tax net loss ..............................      2,380,549       1,678,642       3,760,268       2,026,063
Income tax expense ............................              -         139,513               -         139,513
                                                  ------------    ------------    ------------    ------------
Net loss ......................................      2,380,549       1,818,155       3,760,268       2,165,576
Less: Preferred stock dividend ................         30,625          48,125          61,250          78,750
                                                  ------------    ------------    ------------    ------------
Loss available to common stockholders .........   $  2,411,174    $  1,866,280    $  3,821,518    $  2,244,326
                                                  ============    ============    ============    ============
Loss per share:
 Basic ........................................   $       0.12    $       0.08    $       0.20    $       0.10
                                                  ============    ============    ============    ============
Weighted average number of common
 shares used in computing basic loss
 per share ....................................     19,514,421      23,220,430      19,297,313      23,284,208
                                                  ============    ============    ============    ============
 Diluted ......................................   $       0.12    $       0.08    $       0.20    $       0.10
                                                  ============    ============    ============    ============

Weighted average number of common
 shares used in computing diluted loss
 per share ....................................     19,514,421      23,220,430      19,297,313      23,284,508
                                                  ============    ============    ============    ============

See accompanying notes.

                                 vFINANCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Six Months Ended June 30,
                                                        ------------------------------
                                                            2001              2002
                                                        -----------       ------------
OPERATING ACTIVITIES
Net loss .........................................      $(3,760,268)      $(2,165,576)
Adjustments to reconcile net loss to net cash used
 in operating activities:
Non-cash fees received ...........................                -          (687,187)
Depreciation and amortization ....................          721,339           148,013
Provision for doubtful accounts ..................          120,881           235,460
Income tax receivable write off ..................                -           139,513
Accretion of debt discount .......................                -           121,875
Unrealized loss (gain) on sale of investments, net          839,558           167,244
Unrealized loss (gain) on stock purchase warrants            18,950            88,780
Loss (gain) on sale of investments, net ..........           95,723           (13,648)
Proceeds from sale of investments ................                -           177,298
Amount forgiven under forgiveable loan ...........          359,568           144,188
Repayment of Notes Receivable, employees .........           92,445                 -
Stock based compensation .........................           89,500                 -
Loss on sale of equipment ........................           16,180                 -
Changes in operating assets and liabilities,
 net of businesses acquired:
Accounts receivable ..............................           21,228          (286,315)
Forgivable Loans .................................           12,875            23,000
Due from clearing broker .........................         (375,784)          694,698
Notes receivable from employees ..................                -            17,924
Investments in trading securities ................          162,051           312,959
Other current assets .............................         (422,516)           40,880
Other assets and liabilities .....................                -            20,645
Accounts payable and accrued liabilities .........         (381,157)         (497,782)
Securities, sold not yet purchased ...............          512,347            37,017
                                                        -----------       -----------
Net cash used in operating activities ............       (1,877,080)       (1,281,015)

INVESTING ACTIVITIES
Purchase of equipment ............................         (201,140)          (81,105)
Proceeds from sale of equipment ..................           11,500                 -
Purchase of treasury stock, net ..................          (10,392)                -
Purchase of businesses ...........................       (1,233,335)                -
Disposal of  businesses cash effect ..............                -             1,659
Merger transaction costs .........................         (185,859)                -
                                                        -----------       -----------
Net cash used in investing activities ............       (1,619,226)          (79,446)

FINANCING ACTIVITIES
Changes in capital leases ........................           (8,343)          (29,749)
Changes in current debt ..........................                -           (31,875)
Proceeds from credit agreement ...................                -         1,500,000
Proceeds from issuance of common stock related to
 private placement, net of cash
 and stock issuance costs ........................                -           123,750
Increase in line of credit .......................           63,504                 -
Payment of long term debt ........................          (66,790)          (68,500)
Repayment of shareholder's equity ................          (50,000)                -
                                                        -----------       -----------
Net cash provided (used) by financing activities .          (61,629)        1,493,626

(Decrease) increase in cash and cash equivalents .       (3,557,935)          133,165
Cash and cash equivalents at beginning of year ...        5,454,071         1,826,474
                                                        -----------       -----------
Cash and cash equivalents at end of period .......      $ 1,896,136       $ 1,959,639
                                                        ===========       ===========

See accompanying notes.

                                 vFinance, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

1. DESCRIPTION OF BUSINESS

vFinance, Inc. (the "Company') is a "new-breed" financial services enterprise committed to building a worldwide audience of individuals looking to create wealth through their equity investments and businesses and the name change reflects the broader scope of services. The Company principally operates in one business segment, investment management services, consisting primarily of financial services, including retail brokerage and investment banking.

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

Investments

Investments are classified as trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. Trading account assets, consisting of marketable equity securities and stock purchase warrants, are stated at fair value. At June 30, 2002 and 2001, investments consisted of common and preferred stock and stock purchase warrants held for resale. Realized gains or losses are recognized in the statement of operations when the related stock purchase warrant is exercised and the underlying shares are sold. Unrealized gains or losses are recognized in the statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("FAS 142"). Under the provisions of FAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company adopted the new accounting rules beginning January 1, 2002. Management is currently assessing the financial impact FAS 142 will have on the consolidated financial statements, but does not believe it will be material because the Company wrote off most of the goodwill at December 31, 2001.

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

3. IMPAIRMENT OF GOODWILL

Management determined that, as of December 31, 2001, a write-down of the goodwill related to the NW Holdings acquisition was necessary as the Company's projections of the future operating results of First Level indicated impairment. Based on such projections and other analysis the Company took an impairment charge aggregating $876,000 related to NWH goodwill. Goodwill remaining as of June 30, 2002 and December 31, 2001 totaled $420,000.

4. INCOME TAXES

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes.

5. SHAREHOLDER'S EQUITY

On November 28, 2001, the Company entered into a Note Purchase Agreement, as amended by subsequent letter agreements dated November 30, 2001, December 14, 2001, and December 28, 2001, February 13, 2002 and March 4, 2002 (collectively, the "Note Purchase Agreement"), with SBI Investments (USA) Inc. ("SBI"). Under the terms of the Note Purchase Agreement, SBI may provide a subordinated loan to the Company of up to $1,500,000 in the form of a 48-month non-interest bearing, convertible note (the "Note"). As of December 31, 2001, the Company had received $975,000 under the Note Purchase Agreement. The Note is convertible, at SBI's option, into as many as 3,421,053 shares of the Company's common stock at $0.285 per share. The Company, at any time during the first three years of the agreement, can call for redemption of the Note at a price equal to 116.67% of the then outstanding principal amount of the Note, in whole (but not in part), or force the conversion of the Note into shares of the Company's common stock. Refer to footnote 9, Subsequent Events for certain conversions of the Note.

In accordance with EITF Issue No. 00-27, APPLICATION OF ISSUE NO. 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OF CONTINGENTLY ADJUSTABLE CONVERSION RATIOS, TO CERTAIN CONVERTIBLE INSTRUMENTS, the Company recorded a beneficial conversion feature related to the Note of $975,000, which is measured as the difference between the effective conversion price of the debt and the fair value into which the Note is convertible. The principal balance of this Note was discounted with a corresponding increase in additional paid-in capital by such amount. The debt discount will be accreted ratably at $60,988 per quarter, over the term of the loan as additional interest expense.

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

A summary of the stock option activity for the six months ended June 30, 2002 is as follows:

                                                      Weighted Average    Number of Shares   Exercise Price
                                                       Exercise Price                          Per Option
Outstanding options at December 31, 2001 .............     $0.98             9,687,050        $0.35 - $6.00
Granted ..............................................     $0.52             1,446,117        $0.35 - $2.25
Canceled .............................................     $2.34               455,143
                                                                            ----------
Outstanding options at June 30, 2002 .................     $0.90            10,678,024        $0.35 - $6.00
                                                                            ----------

A summary of the stock purchase warrant activity for the six months ended June 30, 2002 is as follows:

                                                      Weighted Average   Number of Warrants  Exercise Price
                                                       Exercise Price                          Per Option
Outstanding warrants at December 31, 2001 ............     $2.73             3,108,499        $0.35 - $7.20
Granted ..............................................       -                   -                  -
Canceled .............................................       -                   -                  -
                                                                             ---------
Outstanding options at June 30, 2002 .................     $2.73             3,108,499        $0.35 - $7.20
                                                                             =========

The following table summarizes information concerning stock options outstanding at June 30, 2002.
                              Option       Options
                              Price      Outstanding
                              -----      -----------
                               0.35        4,858,427
                               0.45          240,000
                               0.50          100,000
                               0.55           69,000
                               0.63        3,180,000
                               0.62          200,000
                               1.00          753,000
                               2.25          333,597
                               0.70           39,000
                               3.00          210,000
                               3.25          100,000
                               4.00          220,000
                               4.13           20,000
                               4.25           75,000
                               4.50            5,000
                               5.00          260,000
                               6.00           15,000
                                          ----------
                                          10,678,024

The following table summarizes information concerning warrants outstanding at June 30, 2002.
                        Exercise             Warrants
                         Price              Outstanding
                         -----              -----------
                          0.35                 993,500
                          0.63                 400,000
                          2.25                 585,000
                          2.50                 300,000
                          6.00                 129,999
                          7.20                 700,000
                          ----                 -------
                                             3,108,499
                                             =========

Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method. The fair value for options and warrants granted was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: for 2002 risk-free interest rates of 4.765%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 1.610 for options and warrants and an expected life of the options and warrants of 4-5 years; The Company's pro forma net loss for the period ended June 30, 2002 was $ 2,318,437. The Company's pro forma basic and diluted net loss income per share for the period June 30, 2002 was $0.10. The impact of the Company's pro-forma net loss and loss per share of the SFAS 123 pro forma requirements are not likely to be representative of future pro forma results.

6. DEBT

On January 25, 2002, the Company entered into a Credit Agreement with UBS Americas, Inc. ("UBS"). Under the terms of the Credit Agreement, UBS provided a revolving credit facility of up to $3,000,000 to the Company for the purpose of supporting the expansion of its brokerage business or investments in infrastructure to expand its operations or its broker-dealer operations. The Company borrowed $1,500,000 under the credit facility on January 28, 2002. In order for the Company to borrow the unused $1,500,000 balance of such credit facility, the Company must raise an additional $1,500,000 in capital subject of other certain requirements. The Credit Agreement does not provide for conversion of the debt into equity securities. The loan has a term of 3 years, must be repaid in full by January 2005, and bears interest at one month LIBOR plus a LIBOR margin of 2% if the loan is repaid within a month or 5% if it is outstanding more than a month. Among other covenants, Section 5.10 of the Credit Agreement requires the Company to maintain shareholder's equity of at least $7,000,000. On April 12, 2002 UBS waived this requirement of the Credit Agreement to the extent necessary to exclude the Company's write-off of goodwill aggregating $8,852,020 included in the Company's consolidated financial statements for the year ended December 31, 2001.

The Company must make early repayments under the Credit Agreement if there is an increase in the number of clearing transactions through UBS attributable to: an acquisition of a broker dealer firm, a new line of business, or the hiring of more than 4 brokers in a single or related transaction. All determinations as to required early repayment shall be made by UBS, in its reasonable judgment. To date, UBS has not notified the Company of any such determination.

7. DIVIDEND

As part of a meeting held on June 28, 2002 and pursuant to Delaware General Corporation Law, the Company's Board of Directors approved a dividend (the "Dividend") to the Company's Series A Preferred Shareholders of all the common stock of the Colonial Direct Financial Group, Inc. ("Colonial Direct"). The Company acquired such common stock of Colonial Direct as part of the share exchange transaction completed on January 4, 2001. The impact of the Dividend on the Company's consolidated balance sheet for the period ended June 30, 2002, was as follows:

Reduction of Total Assets ................. $   362,513
                                            -----------
Reduction of Total Liabilities ............ $ 2,581,841
                                            -----------
Net Increase in Book Value ................ $ 2,219,328
                                            -----------

For the six month period ended June 30, 2002, the Company reflected an operating loss relating to Colonial Direct of $292,798. Such an amount consisted of $123,778 of general and administrative expenses, $95,604 in depreciation and $73,416 in interest expense. In addition, Colonial Direct and its related subsidiaries recorded no revenues for the same period and had ceased operations in 2001.

8. ACQUISITIONS

On May 29, 2002, the Company entered into a definitive select asset purchase agreement (the "Agreement") with Somerset Financial Partners, Inc., ("Somerset") a Delaware corporation to acquire certain of its assets. Through its subsidiaries, Somerset acted as a registered broker dealer and was engaged in other financial services including financial planning, insurance and mortgage brokerage. Through the Agreement, the Company agreed to acquire all Somerset's brokerage customer and client accounts, advances to registered representatives and certain other selected assets. The Company also agreed to assume certain liabilities including selected leases and hire select salaried personnel and independent contractors. The Agreement was subsequently amended on June 17, 2002 (the "Amendment"). The Agreement and Amendment provide for the payment of 1,000,000 shares of Common Stock. In addition, and based upon certain performance criteria, the Company also has agreed to pay up to an additional 2,000,000 shares of its Common Stock and warrants to purchase up to 500,000 additional shares of its Common Stock, during the first year after the transaction is closed. The Company will also issue up to 1,400,000 incentive stock options to purchase its Common shares to select Somerset employees who will be joining the Company. Those options will be issued subject to normal vesting and other conditions. All closing conditions of the Agreement and Amendment were required to be met on or before August 1, 2002 (the "Amended Closing Date").

Pursuant to the Agreement and Amendment, effective June 17, 2002 the Company received the transfer of all agreed upon brokerage customers and client accounts as well as the registration of approximately 25 registered personnel of Somerset. Furthermore, as of such date, the Company began reflecting in its financial statements the applicable revenue production and other associated costs. Under the escrow agreement signed in conjunction with the Agreement and Amendment, the Company instructed its transfer agent to deliver to and in the name of its escrow agent a total of 3,000,000 shares of the Company's Commons Stock (the "Escrowed Shares"). The Escrowed Shares will only de delivered to Somerset when Somerset achieves all the closing conditions. As of June 30, 2002, the Escrowed Shares have not been reflected as outstanding in the Company's financial statements or footnotes.

In August 2002, as all closing conditions of the Agreement and Amendment were not met as of the Amended Closing Date, the Company issued a default letter to Somerset (the "Default Letter"). Among other things, the Default Letter provided formal notice to Somerset of its default under the Agreement and Amendment. The Company is negotiating revised terms and conditions with Somerset with the intention of amending the Agreement and Amendment.

9. Subsequent Events

In July 2002, certain SBI Note holders converted $177,500 of principal into 622,807 Common Shares of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

STATEMENTS OF OPERATIONS

Operating revenues were $8,908,547 for the six months ended June 30, 2001 as compared to $9,848,837 for the six months ended June 30, 2002 an increase of $940,290 or 10.6%. The primary reason for the increase was an increase in agency brokerage commission revenues.

Cost of revenues were $5,175,833 for the six months ended June 30, 2001 as compared to $5,518,396 for the six months ended June 30, 2002 an increase of $342,563 or 6.6%. The increase was primarily due to an increase in revenue which was offset by costs savings associated with the consolidation of the Company's three broker dealers into a single entity and its related clearing arrangement. As a consequence, gross profit was $3,732,714 for the six months ended June 30, 2001 as compared to $4,330,441 for the six months ended June 30, 2002, an increase of $597,727. Gross margin percentage was 42% for the six months ended June 30, 2001 as compared to 44% for the six months ended June 30, 2002.

General and administrative expenses were $4,827,121 for the six months ended June 30, 2001 as compared to $4,809,949 for the six months ended June 30, 2002 a decrease of $17,172 or 0.4%.

Net loss (gain) on trading securities was $84,408 for the six months ended June 30, 2001 as compared to $(13,648) for the six months ended June 30, 2002, an increase in net of $98,056. The change was due primarily to the sale of certain securities at prices higher than the fair value reflected in prior periods.

Professional fees were $578,849 for the six months ended June 30, 2001 as compared to $567,198 for the six months ended June 30, 2002, a decrease of $11,651 or 2.0%. The decrease in cost was primarily attributable to a decreased level of merger activity.

The provision for bad debt was $123,715 for the six months ended June 30, 2001 as compared to $236,208 for the six months ended June 30, 2002, an increase of $112,493 or 91.0%. The Company provides for credit losses at the time it believes accounts receivable may not be collectible. Such evaluations are made and recorded on a monthly basis. Credit losses have not exceeded management's expectations. The increase was primarily due to the write-off of certain investment banking receivables relating to the Company's West cost operations which has currently been closed down. The net receivable on the financial statement as of June 30, 2002 was $194,574.

The net unrealized loss (gain) on investments held for trading and stock purchase warrants was $1,149,648 for the six months ended June 30, 2001, as compared to $256,024 for the six months ended June 30, 2002. The change was primarily due to an increase in the market value of investments held by the Company in conjunction with equity instruments received from various investment banking clients.

Depreciation and amortization was $721,339 for the six months ended June 30, 2001 as compared to $148,013 for the six months ended June 30, 2002, a decrease of $573,326 or 79.5%. The decrease was primarily because the Company has adopted FAS 144 that prohibits amortization of goodwill related to acquisitions and Company's write off of $8,852,020 in goodwill for the year ending December 31, 2001.

The amount forgiven under forgivable loans was $107,151 for the six months ended June 30, 2001 as compared to $144,188 for the six months ended June 30, 2002. The increase was attributable to the accelerate write off of certain loans.

Total other expenses were $7,681,731 for the six months ended June 30, 2001 as compared to $6,147,932 the six months ended June 30, 2002 a decrease of $1,533,799 or 20.0%. As a consequence the loss from operations was $3,949,017 for the six months ended June 30, 2001 as compared to $1,817,491 for the six months ended June 30, 2002 a decrease of $2,131,526 or 54.0%.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $1,959,639 of unrestricted cash at June 30, 2002.

Net cash used in operating activities for the six months ending June 30, 2001, $1,877,080 as opposed to net cash used in operating activities of $1,281,015 for the six months ending June 30, 2001. The decrease in net cash used in operating activities was primarily due to a decrease in the net loss from $3,760,268 for the six months ending June 30, 2001 to $2,165,576 for the six months ended June 30, 2002 offset by and increase in non-cash fees received on investment banking transactions of $687,187.

Net cash used in investing activities for the six months ending June 30, 2001, was $1,619,226 as opposed to net cash used in investing activities of $79,446 for the six months ending June 30, 2002. The primary reason for the decrease in net cash used in investing activities was that the Company made no acquisitions in the six months ending June 30, 2002 and decreased purchases of equipment to $201,140 for the six months ending June 30, 2001 from $81,105 for the six months ending June 30, 2002.

Net cash used in financing activities for the six months ending June 30, 2001, was $61,629 as opposed to net cash provided by financing activities of $1,493,626 for the six months ending June 30, 2002. The primary reason for the increase in net cash provided by financing activities was that the Company entered into the agreement described above in footnote 7. Debt with UBS Paine Webber on January 25, 2002.

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

Part II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         On April 4, 2002, Composite Industries of America, Inc. ("CIA") filed a complaint against the Company, Lenore Avenue LLC ("Lenore"), Navigator Management Ltd. ("Navigator"), Burlington Street LLC ("Burlington"), Southridge Capital Management, Union Atlantic Capital, L.C., Hyperion Holdings, LLC, Steve Hicks, Christy Constabile, Paul T. Mannion, Andrew
         S. Reckles, Vincent S. Sbarra and other unidentified defendants (collectively, the "Defendants") in the United States District Court, District of Nevada (Case No. CV-S-02-0482-PMP-RJJ). In its complaint, CIA alleges that on or about April 5, 2001, CIA entered into an agreement with Lenore and Navigator, pursuant to which CIA issued its 6% convertible debenture in the aggregate amount of $1 million to Lenore and Navigator and, contrary to the terms of such purported agreement, Lenore and Navigator sold, with the assistance of the other Defendants, securities of CIA collateralizing CIA's obligations under the debenture. CIA also alleges that on or about October 22, 2001, CIA entered into an agreement with Lenore, Navigator and Burlington, pursuant to which CIA issued its 6% convertible debenture in the aggregate principal amount of $750,000 to Lenore, Navigator and Burlington, and, contrary to the terms of the purported agreement, Lenore, Navigator and Burlington sold, with the assistance of the other Defendants, securities of CIA collateralizing CIA's obligations under the debenture.

         CIA is seeking general damages against the Defendants of $202,500,000, punitive damages in an unspecified amount, treble damages, reasonable attorneys fees, court costs and such other relief as the court may deem just and proper. The Company believes that CIA's claims against the Company are without merit and will vigorously defend itself in the action.

         Reference is made to Item 3. "Legal Proceedings" in the Form 10-KSB/A for the year ended December 31, 2001 for the Company.

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

         During the first quarter of 2002, the Company granted stock options to purchase an aggregate of 508,117 shares of the Company 's common stock to six employees of the Company. The exercise prices of these options range from $.35 to $2.25. During the second quarter of 2002, the Company granted stock options to purchase an aggregate of 830,000 shares of the Company's common stock to four employees of the Company. The exercise prices of these options range from $.35 to $.70. The option grants were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, because the individuals receiving the options are sophisticated investors who have knowledge of all material information about the Company.

ITEM 5.  OTHER

         On May 10, 2002, the Company engaged the firm of Feldman, Sherb & Co., P.C. ("Feldman") as its new independent auditors. At the time of such engagement, the Company was aware of Feldman's planned merger into Grassi & Co., CPA's, P.C. as well as the planned departure of certain of the principal accountants at Feldman who subsequently formed their own firm, Sherb & Co., LLP ("Sherb").

         The Company dismissed Feldman, on August 9, 2002. The decision to dismiss Feldman was recommended and approved by the Board of Directors. During the interim period preceding the dismissal, there were no disagreements with Feldman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Feldman, would have caused Feldman to make reference to the subject matter of the disagreements in connection with its reports. Feldman was not required to issue any reports on the Company's financial statements during the period prior to Feldman's dismissal.

         On August 10, 2002, the Company engaged the firm Sherb as its new independent auditors. The Company has authorized Feldman to respond fully to the inquiries of Sherb with regard to any accounting or financial matters relating to the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

Exhibit 10.1 Selected Asset Purchase Agreement dated as May 29, 2002 among vFinance Investments, Inc., Somerset Financial Partners, Inc, Somerset Financial Group, Inc, Douglas Toth and Nicholas Thompson (the "Select Asset Purchase Agreement").

Exhibit 10.2 Amendment to Select Asset Purchase Agreement dated June 17, 2002 (the "Amendment").

Exhibit 10.3  Escrow Agreement executed in conjunction with the Amendment.

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

Signature                                Title                        Date
---------                                -----                        ----

By: /s/ Leonard J. Sokolow        Chief Executive Officer        August 14, 2002
    ----------------------        and President
Leonard J. Sokolow                (Principal Executive Officer)

By: /s/ William E. Schloth.       Chief Financial Officer        August 14, 2002
    -----------------------       (Principal Financial and
William E. Schloth                Chief Accounting Officer)