Form 10QSB/A
period 2002-06-30
VFINANCE INC
filed 2002-08-21
CIK 890285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                         AMENDMENT NO. 1 TO FORM 10-QSB

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

                                      INDEX
                                 VFINANCE, INC.



PART II. OTHER INFORMATION


Item 5   Other Information ....................................................3

Item 6.  Exhibits and Reports on Form 8-K .....................................3

Signatures

Part II. OTHER INFORMATION

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a) EXHIBITS

Exhibit 10.1 Selected Asset Purchase Agreement dated as May 29, 2002 among vFinance Investments, Inc., Somerset Financial Partners, Inc, Somerset Financial Group, Inc, Douglas Toth and Nicholas Thompson (the "Select Asset Purchase Agreement").(1)

Exhibit 10.2 Amendment to Select Asset Purchase Agreement dated June 17, 2002 (the "Amendment").(1)

Exhibit 10.3  Escrow Agreement executed in conjunction with the Amendment.(1)

Exhibit 16.0 Letter from Feldman Sherb & Co., P.C. to the Securities and Exchange Commission dated August 14, 2002.
------------
(1) Previously filed with the Company's Form 10-QSB dated August 14, 2002.


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

Signature                                Title                        Date
---------                                -----                        ----

By: /s/ Leonard J. Sokolow        Chief Executive Officer        August 21, 2002
    ----------------------        and President
Leonard J. Sokolow                (Principal Executive Officer)

By: /s/ William E. Schloth.       Chief Financial Officer        August 21, 2002
    -----------------------       (Principal Financial and
William E. Schloth                Chief Accounting Officer)