Form 10QSB
period 2002-09-30
VFINANCE INC
filed 2002-11-08
CIK 890285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period _____________ to _________________


                        Commission File Number 1-11454-03


                                 VFINANCE, INC.

        (Exact name of small business issuer as specified in its charter)

            Delaware                                      58-1974423
     ---------------------                        -------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2002:

               23,859,904 - shares of Common Stock $0.01 par value

   Transitional Small Business Disclosure Format (Check one): Yes [X]; No [ ]

                                      INDEX
                                 VFINANCE, INC.


PART I.        FINANCIAL INFORMATION

Item 1.        Condensed Financial Statements

               Consolidated Balance Sheets - December 31, 2001
                 and September, 2002 (Unaudited)                           4

               Consolidated Statements of Operations for the
                 three and nine months ended September 30, 2001
                 and 2002 (Unaudited)                                      5

               Consolidated Statements of Cash Flows for the nine
                 months ended September 30, 2001 and
                 2002 (Unaudited)                                          6

               Notes to Consolidated Financial Statements (Unaudited)     7-12

Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     13-15

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                          16

Item 2.        Changes in Securities                                      17

Item 3.        Controls and Procedures                                    18

Item 6.        Exhibits and Reports on Form 8-K                           18

Signatures                                                                19

FORWARD-LOOKING STATEMENTS

The following information provides cautionary statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the Reform
Act). The Company identified important factors that could cause our actual results to differ materially from those projected in forward-looking statements the Company makes in this report or in other documents that reference this report. All statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, identified through the use of words or phrases such as the Company or our management believes, expects, anticipates, hopes, words or phrases such as will result, are expected to, will continue, is anticipated, estimated, projection and outlook, and words of similar import) are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties including, but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in the documents filed by us with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond our control. Actual results could differ materially from the forward-looking statements the Company makes in this report or in other documents that reference this report. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report or other documents that reference this report will, in fact, occur.

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

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for our management to predict all of such factors, nor can our management asses the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                                 vFINANCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               (AUDITED)             (UNAUDITED)
                                                           December 31, 2001      September 30, 2002
                                                       ------------------------------------------------
Assets:
 Cash and cash equivalents                                     $ 2,397,900            $ 2,233,465
 Restricted cash                                                   203,106                201,722
 Due from clearing broker                                           16,796                 35,532
 Investments in trading securities                               1,077,815              1,156,946
 Accounts receivable, net of allowance for doubtful
  accounts of $63,528 and $395,993, respectively                    93,719                259,768
 Forgivable loans - employees, current portion                     307,452                231,452
 Notes receivable - employees, net of allowance for
  doubtful accounts of $60,550 and $0, respectively                107,600                112,673
 Prepaid expenses and other current assets                         133,085                 79,827
                                                       --------------------    -------------------
  Total current assets                                           4,337,473              4,311,385

Furniture and equipment, at cost:

 Furniture and equipment                                           940,537                385,546
 Internal use software                                             146,835                158,500
                                                       --------------------    -------------------
                                                                 1,087,372                544,046
Less accumulated depreciation                                     (403,970)              (270,691)
                                                       --------------------    -------------------
 Net furniture and equipment                                       683,402                273,355

 Forgivable loans - employees                                      577,760                419,698
 Goodwill                                                          420,000                420,000
 Other assets                                                      387,177                153,856
                                                       --------------------    -------------------
Total Assets                                                   $ 6,405,812            $ 5,578,294
                                                       ====================    ===================
Liabilities and Shareholders' Equity:

 Accounts payable                                              $ 1,093,662              $ 623,639
 Accounts payable - employees                                       66,407                 36,329
 Accrued liabilities                                             2,319,510              2,118,417
 Securities sold, not yet purchased                                 53,981                142,346
 Lines of credit                                                   297,656                      -
 Subordinated promissory notes                                     650,000                      -
 Notes payable, net of discount                                    750,429                174,154
 Capital lease obligations, current portion                         12,627                      -
 Other                                                                   -                  8,441
                                                       --------------------    -------------------
  Total current liabilities                                      5,244,272              3,103,326

 Letter of credit and promissory note                              268,500                      -
 Capital lease obligations                                          56,641                      -
 Notes payable - long term                                               -              1,500,000

 Series A Convertible Preferred Stock,
  $0.01 par value; 122,500 shares authorized;
  122,500 shares issued and outstanding
  (liquidation preference of $1,556,050 at
  December 31, 2001)                                                 1,225                  1,225

 Series B Convertible Preferred stock,
  $0.01 par value; 50,000 shares authorized;
  50,000 issued and outstanding
  (liquidation preference of $46,450 at December 31, 2001)             500                    500

 Common stock, $0.01 par value, 75,000,000 shares
  authorized; 25,964,395 and 27,071,415 shares issued,
  and 22,952,885 and 23,859,904 outstanding, respectively          259,644                270,714

 Additional paid-in-capital on preferred stock                   1,565,775              1,438,900
 Additional paid-in-capital on common stock                     22,515,699             24,912,888
 Deferred compensation                                             (82,657)              (111,997)
 Accumulated deficit                                           (21,254,359)           (23,365,834)
                                                       --------------------    -------------------
                                                                 3,005,827              3,146,396
Less treasury stock                                             (2,169,428)            (2,171,428)
                                                       --------------------    -------------------
 Total Shareholders' Equity                                        836,399                974,968
                                                       --------------------    -------------------
Total Liabilities and Shareholders' Equity                     $ 6,405,812            $ 5,578,294
                                                       ====================    ===================

                             See accompanying notes.

                                 vFINANCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended September 30         Nine Months Ended September 30
                                                      --------------------------------------    ------------------------------------
                                                           2001                 2002                  2001                 2002
                                                      -----------------    ------------------    ------------------    -------------
Revenues:
 Commissions - agency                                   $ 1,084,051           $ 2,238,778           $ 4,478,526         $ 6,989,164
 Commissions - principal                                  1,332,681             1,074,125             3,931,802           2,876,268
 Success fees                                               245,750               775,864             2,185,085           2,835,590
 Consulting and retainers                                   144,500               487,665               580,706           1,244,761
 Other brokerage related income                             124,540               169,377               428,255             458,920
 Other                                                       64,933               117,417               300,628             307,361
                                                      -----------------    ------------------    ------------------    -------------
Total revenues                                            2,996,455             4,863,226            11,905,002          14,712,064
                                                      -----------------    ------------------    ------------------    -------------
Cost of revenues:

 Commissions                                              1,326,702             1,769,000             5,018,421           5,574,434
 Clearing and transaction costs                             253,088               153,912             1,491,129             626,325
 Success                                                    134,358               551,732               786,334           1,686,709
 Consulting and retainers                                         -               118,163                46,000             205,028
 Other                                                       12,145                 8,620                39,355              27,327
                                                      -----------------    ------------------    ------------------    -------------
Total cost of revenues                                    1,726,293             2,601,427             7,381,239           8,119,823
                                                      -----------------    ------------------    ------------------    -------------

Gross profit                                              1,270,162             2,261,799             4,523,763           6,592,241
                                                      -----------------    ------------------    ------------------    -------------
Other expenses:

 General and administrative                               2,327,820             1,915,181             6,683,405           6,720,167
 Net loss (gain) on trading securities                       48,510               (13,617)              132,918             (27,264)
 Professional fees                                          131,030               151,909               709,879             719,107
 Provision for bad debts                                    110,198                59,520               233,913             295,728
 Net unrealized loss (gain) on investments held
  for trading and stock purchase warrants                   273,688              (105,973)            1,423,336             150,051
 Depreciation and amortization                              222,188                27,472               683,708             175,485
 Amounts forgiven under forgivable loans                     89,613                66,875               449,181             211,063
 Stock based compensation expense                            15,000                33,840               104,500              33,840
                                                      -----------------    ------------------    ------------------    -------------
Total other expenses                                      3,218,047             2,135,207            10,420,840           8,278,177
                                                      -----------------    ------------------    ------------------    -------------

Income (loss) from operations                            (1,947,885)              126,592            (5,897,077)         (1,685,936)

Loss on sale of property                                          -                     -               (16,180)                  -
Interest and dividend income (expense)                      (10,668)              (72,491)              194,261            (281,063)
                                                      -----------------    ------------------    ------------------    -------------
Pre-Tax Net Income (loss)                                (1,958,553)               54,101            (5,718,996)         (1,966,999)
Federal Income Taxes                                              -                     -                     -             144,476
                                                      -----------------    ------------------    ------------------    -------------
Net Income (loss)                                        (1,958,553)               54,101            (5,718,996)         (2,111,475)
Less: Preferred stock dividend                               30,625                48,125                91,875             126,875
                                                      -----------------    ------------------    ------------------    -------------
Income (loss) available to common stockholders         $ (1,989,178)              $ 5,976          $ (5,810,871)       $ (2,238,350)
                                                      =================    ==================    ==================    =============
Income (loss) per share:
 Basic                                                       ($0.10)                $0.00                ($0.30)             ($0.10)
                                                      =================    ==================    ==================    =============
Weighted average number of common
 shares used in computing basic income (loss)
 per share                                               19,758,380            23,372,019            19,474,872          23,417,252
                                                      =================    ==================    ==================    =============
 Diluted                                                     ($0.10)                $0.00                ($0.30)             ($0.10)
                                                      =================    ==================    ==================    =============

Weighted average number of common
 shares used in computing diluted income (loss)
 per share                                               19,758,380            23,372,019            19,474,872          23,417,252
                                                      =================    ==================    ==================    =============

                            See accompanying notes.

                                 vFINANCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Nine Months Ended September 30,
                                                                          --------------------------------------------------
                                                                                   2001                       2002
                                                                          ------------------------   -----------------------
OPERATING ACTIVITIES:
Net loss                                                                             $ (5,718,996)             $ (2,111,475)
Adjustments to reconcile net loss to net cash used in operating activities:

Non-cash fees received                                                                          -                  (926,187)
Depreciation and amortization                                                             683,708                   175,485
Provision for doubtful accounts                                                           233,913                   288,565
Non-cash Compensation                                                                           -                   488,245
Income tax receivable write off                                                                 -                   139,513
Accretion of debt discount                                                                      -                   174,154
Unrealized loss (gain) on investments, net                                              1,385,836                   153,085
Unrealized loss (gain) on stock purchase warrants                                          37,500                    (3,034)
Loss (gain) on sale of investments, net                                                   132,918                   (27,265)
Proceeds from sale of investments                                                               -                   269,590
Amount forgiven under forgiveable loan                                                    449,181                   211,063
Compensation expense in connection with forgivable loans                                  400,173                         -
Repayment of notes receivable, employees                                                   92,445                         -
Stock based compensation                                                                  104,500                    33,840
Loss on sale of equipment                                                                  16,180                         -

Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable                                                                       (58,575)                 (404,614)
Forgivable Loans                                                                           75,322                    23,000
Due from clearing broker                                                                   (8,549)                  (18,736)
Notes receivable from employees                                                           (25,000)                   (5,073)
Investments in trading securities                                                         (74,324)                  (53,236)
Other current assets                                                                      (73,093)                   54,642
Other assets and liabilities                                                             (204,269)                   24,819
Accounts payable and accrued liabilities                                                 (500,165)                 (140,663)
Securities, sold not yet purchased                                                        (17,339)                   88,365
                                                                          ------------------------   -----------------------
Net cash used in operating activities                                                  (3,068,634)               (1,565,917)

INVESTING ACTIVITIES:
Purchase of equipment                                                                    (211,646)                  (93,803)
Proceeds from sale of equipment                                                            11,500                         -
Purchase of businesses                                                                 (1,433,954)                        -
Disposal of  businesses cash effect                                                             -                     1,659
                                                                          ------------------------   -----------------------
Net cash used in investing activities                                                  (1,634,100)                  (92,144)

FINANCING ACTIVITIES:
Proceeds from credit agreement                                                            200,000                 1,500,000
Proceeds from issuance of common stock related to private placement,
 net of cash and stock issuance costs                                                           -                   123,750
Increase in line of credit                                                                 63,504                         -
Payment of capital lease obligtions                                                       (25,937)                  (29,749)
Payment of debt                                                                           (66,790)                 (100,375)
Purchase of treasury stock                                                                (10,392)                        -
Repayment of shareholder's equity                                                         (50,000)                        -
                                                                          ------------------------   -----------------------
Net cash provided by financing activities                                                 110,385                 1,493,626

(Decrease) increase in cash and cash equivalents                                       (4,592,349)                 (164,435)
Cash and cash equivalents at beginning of year                                          5,454,071                 2,397,900
                                                                          ------------------------   -----------------------
Cash and cash equivalents at end of period                                              $ 861,722               $ 2,233,465
                                                                          ========================   =======================

                            See accompanying notes.

                                 vFinance, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

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

The Company conducts its broker/dealer operations and investment banking and consulting through vFinance Investments, Inc, a full service registered broker dealer. It also operates its vFinance.com website through vFinance Holdings, Inc. manages Critical Infrastructure Fund (BVI) LP through vFinance Advisors, LLC and vFinance Investors, LLC and processes financial plans, insurance and mortgage brokerage through vFinance Financial Planning Services, Inc.

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

Investments

Investments are classified as trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. Trading account assets, consisting of marketable equity securities and stock purchase warrants, are stated at fair value. Investments consist of common and preferred stock and stock purchase warrants held for resale. Realized gains or losses are recognized in the statement of operations when the related stock purchase warrant is exercised and the underlying shares are sold. Unrealized gains or losses are recognized in the statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges.

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

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash with high quality insured financial institutions.

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

3. IMPAIRMENT OF GOODWILL

Management determined that, as of December 31, 2001, a write-down of the goodwill related to the NW Holdings acquisition was necessary as the Company's projections of the future operating results indicated impairment. Based on such projections and other analysis the Company took an impairment charge aggregating $876,000 related to NWH goodwill. Goodwill remaining as of September 30, 2002 and December 31, 2001 totaled $420,000.

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

In July 2002, certain SBI Note holders converted $177,500 of principal into 622,807 shares of common stock of the Company. The Company reflected an adjustment to its par value of Common Stock of $6,228 and reduced its note payable and unamortized beneficial conversion/imputed interest amount by $177,500

In accordance with EITF Issue No. 00-27, APPLICATION OF ISSUE NO. 98-5 and APB 21, the Company recorded a beneficial conversion feature and an imputed interest factor related to the Note of $975,000 which is measured as the difference between the effective conversion price of the debt and the fair value into which the Note is convertible. The principal balance of this Note was discounted with a corresponding increase in additional paid-in capital by such amount. The debt discount and imputed interest will be accreted ratably over the term of the loan as additional interest expense. The above conversion reduced the monthly amortization by $4,329 to $15,983.

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

A summary of the stock option activity for the nine months ended September 30, 2002 is as follows:



                                                      Weighted Average                       Exercise Price
                                                       Exercise Price     Number of Shares     Per Option
                                                     ----------------    -----------------   --------------
Outstanding options at December 31, 2001                   $0.98             9,687,050       $0.35 - $6.00
Granted                                                    $0.42             3,652,117       $0.35 - $2.25
Canceled                                                   $1.37             3,054,351              -
                                                           -----            ----------
Outstanding options at September 30, 2002                  $0.64            10,284,816       $0.35 - $6.00
                                                           -----            ----------       -------------

A summary of the stock purchase warrant activity for the nine months ended
September 30, 2002 is as follows:

                                                      Weighted Average
                                                       Exercise Price    Number of Warrants  Exercise Price
                                                                                               Per Option
Outstanding warrants at December 31, 2001                  $2.73             3,108,499        $0.35 - $7.20
Granted                                                    $0.35             1,000,000            $0.35
Canceled                                                     -                   -                  -
                                                             -
Outstanding options at September 30, 2002                  $2.15             4,108,499        $0.35 - $7.20
                                                           -----             ---------        -------------


The following table summarizes information concerning stock options outstanding at September 30, 2002.

                                       Option       Options
                                        Price     Outstanding
                                        -----     -----------
                                        0.32       1,966,000
                                        0.35       3,378,427
                                        0.50        100,000
                                        0.55         69,000
                                        0.63       3,215,000
                                        0.62        200,000
                                        1.00        720,000
                                        2.25        332,389
                                        0.70         39,000
                                        3.25        100,000
                                        4.00         10,000
                                        4.13         20,000
                                        4.25         75,000
                                        5.00         50,000
                                        6.00         10,000
                                                     ------
                                                   10,284,816

The following table summarizes information concerning warrants outstanding at September 30, 2002.

                                Exercise                   Warrants
                                 Price                    Outstanding

                                 0.35                       1,993,500
                                 0.63                         400,000
                                 2.25                         585,000
                                 2.50                         300,000
                                 6.00                         129,999
                                 7.20                         700,000
                                 ----                         -------
                                                            4,108,499

Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method. The fair value for options and warrants granted was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: for 2002 risk-free interest rates of 4.765%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 1.610 for options and warrants and an expected life of the options and warrants of 4-5 years; The Company's pro forma net loss for the period ended September 30, 2002 was $2,331,614. The Company's pro forma basic and diluted net loss income per share for the period ended September 30, 2002 was $0.10. The impact of the Company's pro-forma net loss and loss per share of the SFAS 123 pro forma requirements are not likely to be representative of future pro forma results.

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

7.   ACQUISITIONS

On May 29, 2002, the Company entered into a select asset purchase agreement (the "Agreement"), which was subsequently amended on June 17, 2002 (the "Amendment"), with Somerset Financial Partners, Inc., ("Somerset") a Delaware corporation to acquire certain of its assets. Through its subsidiaries, Somerset acted as a registered broker dealer and was engaged in other financial services including financial planning, insurance and mortgage brokerage. Pursuant to the Agreement and Amendment, effective June 17, 2002 the Company received the transfer of all agreed upon brokerage customers and client accounts as well as the registration of approximately 25 registered personnel of Somerset. Furthermore, as of such date, the Company began reflecting in its financial statements the applicable revenue production and other associated costs. Under the escrow agreement signed in conjunction with the Agreement and Amendment, the Company instructed its transfer agent to deliver to and in the name of its escrow agent a total of 3,000,000 shares of the Company's Commons Stock (the "Escrowed Shares"). The Escrowed Shares will only de delivered to Somerset when Somerset achieves all the closing conditions. In August 2002, as all closing conditions of the Agreement and Amendment were not met as of the Amended Closing Date, the Company issued a default letter to Somerset (the "Default Letter"). Among other things, the Default Letter provided formal notice to Somerset of its default under the Agreement and Amendment. As of September 30, 2002, the Escrowed Shares have not been reflected as outstanding in the Company's financial statements or footnotes. The Company has no further intentions in pursuing the transaction further. In October 2002, the Escrowed Shares where returned to the transfer agent.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

STATEMENTS OF OPERATIONS

Operating revenues were $11,905,002 for the nine months ended September 30, 2001 as compared to $14,712,064 for the nine months ended September 30, 2002, an increase of $2,807,062 or 23.6%. The primary reason for the increase was an increase in agency brokerage commission and investment banking revenues.

Cost of revenues were $7,381,239 for the nine months ended September 30, 2001 as compared to $8,119,823 for the nine months ended September 30, 2002, an increase of $738,584 or 10%. The increase was primarily due to an increase in revenue which was offset by costs savings associated with the consolidation of the Company's three broker dealers into a single entity and its related clearing arrangement. As a consequence, gross profit was $4,523,763 for the nine months ended September 30, 2001 as compared to $6,592,241 for the nine months ended September 30, 2002, an increase of $2,068,478 or 45.7%. Gross margin percentage was 38% for the nine months ended September 30, 2001 as compared to 44.8% for the nine months ended September 30, 2002.

General and administrative expenses were $6,683,405 for the nine months ended September 30, 2001 as compared to $6,720,167 for the nine months ended September 30, 2002, an increase of $36,762 or 0.6%.

Net loss (gain) on trading securities was $132,918 for the nine months ended September 30, 2001 as compared to $(27,264) for the nine months ended September 30, 2002, an increase in net of $160,182. The change was due primarily to the sale of certain securities at prices higher than the fair value reflected in prior periods.

Professional fees were $709,879 for the nine months ended September 30, 2001 as compared to $719,107 for the nine months ended September 30, 2002, a decrease of $9,228 or 1.3%.

The provision for bad debt was $233,913 for the nine months ended September 30, 2001 as compared to $295,728 for the nine months ended September 30, 2002, an increase of $61,815 or 26.4%. The Company provides for credit losses at the time it believes accounts receivable may not be collectible. Such evaluations are made and recorded on a monthly basis. Credit losses have not exceeded management's expectations. The increase is primarily due to the write-off of certain investment banking receivables relating to the Company's West Coast operations which has currently been closed down. The net receivable on the balance as of September 30, 2002 was $259,768.

The net unrealized loss (gain) on investments held for trading and stock purchase warrants was $1,423,336 for the nine months ended September 30, 2001, as compared to $150,051 for the nine months ended September 30, 2002. The increase in value was primarily due to an increase in the market value of investments held by the Company in conjunction with equity instruments received from various investment banking clients.

Depreciation and amortization was $683,708 for the nine months ended September 30, 2001 as compared to $175,485 for the nine months ended September 30, 2002, a decrease of $508,223 or 74.3%. The decrease was primarily because the Company has adopted FAS 144 that prohibits amortization of goodwill related to acquisitions and the write off of $8,852,020 in goodwill for the year ending December 31, 2001.

The amount forgiven under forgivable loans was $449,181 for the nine months ended September 30, 2001 as compared to $211,063 for the nine months ended September 30, 2002. The decrease was due to policy changes by the Company concerning the granting of such loans and a decrease in writes offs of such loans.

Total other expenses were $10,420,840 for the nine months ended September 30, 2001 as compared to $8,278,177 the nine months ended September 30, 2002, a decrease of $2,142,663 or 20.6%. As a consequence the loss from operations was $5,897,077 for the nine months ended September 30, 2001 as compared to $1,685,936 for the nine months ended September 30, 2002 a decrease of $4,211,141 or 71.4%.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $2,233,465 of unrestricted cash at September 30, 2002.

Net cash used in operating activities for the nine months ending September 30, 2001 was $3,068,634 as opposed to net cash used in operating activities of $1,565,917 for the nine months ended September 30, 2001. The decrease in net cash used in operating activities was primarily due to a decrease in the net loss from $5,718,996 for the nine months ending September 30, 2001 to $2,111,475 for the nine months ended September 30, 2002 offset by and increase in non-cash fees received of $926,187.

Net cash used in investing activities for the nine months ending September 30, 2001, was $1,634,100 as opposed to net cash used in investing activities of $92,144 for the nine months ended September 30, 2002. The primary reason for the decrease in net cash used in investing activities was that the Company made no acquisitions in the nine months ending September 30, 2002 and decreased purchases of equipment from $211,646 for the nine months ending September 30, 2001 to $93,803 for the nine months ending June 30, 2002.

Net cash provided by financing activities for the nine months ending September 30, 2001 was $110,385 as opposed to net cash provided by financing activities of $1,493,626 for the nine months ended September 30, 2002. The primary reason for the increase in net cash provided by financing activities was that the Company entered into the agreement described above in footnote 6. Debt with UBS Paine Webber on January 25, 2002.

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

CRITICAL ACCOUNTING POLICIES

The Company has identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout the Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

The Company earns revenue from brokerage and trading which are recognized on the day of the trade. The Company also earns revenue from investment banking and consulting. Monthly retainer fees for investment banking and consulting are recognized as earned. Investment banking success fees are generally based on a percentage of the total value of a transaction and are recognized upon successful completion. The Company does not require collateral from our customers. The Company periodically receives equity instruments and stock purchase warrants from companies as part of its compensation for investment-banking services that are classified as investments in trading securities on the balance sheet if still held at the financial reporting date. Primarily all of the equity instruments are received from small public companies. These stock purchase warrants are considered derivatives. The Company adopted Financial Accounting Standards Board Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, ("SFAS No. 133") on January 1, 2000. The Company recognizes revenue for these stock purchase warrants when received based on the Black Scholes valuation model. On a monthly basis, the Company recognizes unrealized gains or losses in the statement of operations based on the changes in value of the stock purchase warrants as determined by the Black Scholes valuation model. Realized gains or losses are recognized in the statement of operations when the related stock purchase warrant is exercised and sold. Occasionally, we receive equity instruments in private companies with no readily available market value. Equity interests and warrants for which there is not a public market are valued based on factors such as significant equity financing by sophisticated, unrelated new investors, history of positive cash flow from operations, the market value of comparable publicly traded companies (discounted for liquidity) and other pertinent factors. Management also considers recent offers to purchase a portfolio company's securities and the filings of registration statements in connection with a portfolio company's initial public offering when valuing warrants. Certain transactions in process may result in us receiving equity instruments or stock purchase warrants in subsequent periods as discussed above. In this event, we will recognize revenue related to the receipt of such equity instruments consistent with the aforementioned policies. In addition, we would also record compensation expense at fair value related to the distribution of some or all of such equity instruments to employees or independent contractors involved with the related transaction.

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

New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.'s 141, BUSINESS COMBINATIONS ("FAS 141") and 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("FAS 142"). The provisions of FAS 141 eliminated the pooling-of-interests method of accounting for business combinations consummated after June 30, 2001. We adopted FAS 141 on July 1, 2001 and it did not have a significant impact on our financial position or results of operations. Under the provisions of FAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. We are required to adopt the new accounting rules beginning January 1, 2002. Management is currently assessing the financial impact FAS 142 will have on the consolidated financial statements, but they do not believe it will be material because the Company wrote off most of its goodwill at December 31, 2001. In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("FAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS ("APB 30"). We are required to adopt the new accounting rules beginning January 1, 2002. Management is currently assessing the financial impact FAS 144 will have on the consolidated financial statements, but they do not believe it will be material.

Part II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         On April 4, 2002, Composite Industries of America ("CIA") filed a complaint against the Company, Lenore Avenue LLC ("Lenore"), Navigator Management Ltd. ("Navigator"), Burlington Street LLC ("Burlington"), Southridge Capital Management, Union Atlantic Capital, L.C., Hyperion Holdings, LLC, Steve Hicks, Christy Constable, Paul T. Mannion, Andrew
         S. Reckles, Vincent S. Sbarra and other unidentified defendants (collectively, "Defendants") in the United States District Court, District of Nevada (Case No. CV-S-02-0482-PMP-RJJ). In its complaint, CIA alleged that on or about April 5, 2001, CIA entered into an agreement with Lenore and Navigator, pursuant to which CIA issued its 6% convertible debenture in the aggregate amount of $1 million to Lenore and Navigator and, contrary to the terms of such purported agreement, Lenore and Navigator sold, with the assistance of the other Defendants, securities of CIA collateralizing CIA's obligations under the debenture. CIA also alleged that on or about October 22, 2001, CIA entered into an agreement with Lenore, Navigator and Burlington, pursuant to which CIA issued its 6% convertible debenture in the aggregate principal amount of $750,000 to Lenore, Navigator and Burlington, and, contrary to the terms of the purported agreement, Lenore, Navigator and Burlington sold, with the assistance of the other Defendants, securities of CIA collateralizing CIA's obligations under the debenture.

         CIA sought general damages against the Defendants of $202,500,000, punitive damages in an unspecified amount, treble damages, reasonable attorneys' fees, court costs and such other relief as the court may deem just and proper.

         On or about October 24, 2002, the Company filed a Motion to Dismiss CIA's complaint with the United States District Court, District of Nevada. The Company's Motion to Dismiss was based on the following: (a) the complaint did not state the basis for the court's subject matter jurisdiction, (b) the complaint did not establish a basis for subjecting the Company to in personam jurisdiction under Nevada's long-arm statute, (c) the complaint failed to state a claim against the Company for breach of contract because that it did not allege that the Company was a party to the contracts referenced in the complaint, (d) the complaint failed to state a claim against the Company for fraud in the inducement and also failed to plead fraud with particularity, (e) the complaint failed to state a claim against the Company for negligent misrepresentation and also failed to plead negligent misrepresentation with particularity, (f) the complaint failed to state a claim against the Company for unjust enrichment, (g) the complaint failed to state a claim against the Company for civil conspiracy, in that it did not allege an underlying substantive wrong that was, in fact, committed against CIA by the Company, and (h) the complaint failed to state a claim against the Company for RICO because it did not allege the essential elements of a RICO substantive or conspiracy claim under Federal or Nevada law.

         On October 31, 2002, CIA voluntarily dismissed its complaint against the Company and all of the other Defendants without prejudice.

         On or about May 17, 2001, Michael Golden ("Golden"), (a former
         Director of the Company and former President of the Company's broker dealer and the controlling shareholder of Colonial Direct Financial ("Colonial Direct"), a former wholly-owned subsidiary of the Company) filed an initial complaint against the Company in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, alleging that the Company breached its January 5, 2001 employment agreement with Golden, which was entered into as a result of the merger between Colonial Direct and the Company. Mr. Golden claims that he terminated the agreement for "good reason," as defined in the agreement, and that we have failed to pay him severance payments and other benefits as well as accrued commissions and un-reimbursed expenses. In the initial complaint, Golden sought monetary damages from the Company in excess of $50,000 together with interest, attorney's fees and costs. On or about July 18, 2001, the Company filed its answer and affirmative defenses and counterclaims with the Circuit Court against Golden and Ben Lichtenberg ("Lichtenberg"), Golden's partner in Colonial Direct, denying all material allegations in the complaint, affirmatively alleging that Golden is not entitled to any severance payments because he was terminated for cause for his insubordination, failure to follow directives of our board of directors and for breaches of fiduciary duty to the Company. The Company also alleged that both Golden and Lichtenberg violated the merger agreement between Colonial Direct and the Company by breaching certain of the representations and warranties set forth in the merger agreement by, among other things, failing to advise the Company of certain loan agreement defaults, improperly withdrawing approximately $400,000 of capital from Colonial Direct, failing to deliver a closing balance sheet and failing to disclose significant liabilities of Colonial Direct. Claiming that the activities of Golden and Lichtenberg constituted violations of Florida's Securities Investor Protection Act, common law fraud, breach of fiduciary duty, breach of contract, intentional interference with advantageous business relationships, and breach of the implied covenant of good faith and dealing, the Company is seeking indemnification under the merger agreement and additional monetary damages against Golden and Lichtenberg in excess of $15,000. In response to the Company's answer, affirmative defenses and counterclaims, on or about September 1, 2001, Golden filed an amended complaint with the Court against the Company, Leonard Sokolow ("Sokolow"), our President and Chief Executive Officer, and Timothy Mahoney ("Mahoney"), the Chairman of our board of directors. In the amended complaint, Golden alleges that Sokolow and Mahoney made various false representations that induced Golden to enter into the merger agreement and his employment agreement. Golden is seeking monetary damages from Sokolow, Mahoney and the Company in excess of $4.6 million. Lichtenberg filed an answer, affirmative defenses and counterclaims with the Court in response to the Company's filing with the Court on July 13, 2001. In addition to denying all material allegations in our July 13, 2001 counterclaims against him, Lichtenberg alleges that: (a) the Company breached its employment Agreement with him, (b) Sokolow and the company made various false representations that induced Lichtenberg to enter into the merger agreement and (c) the Company materially breached the Colonial Direct merger agreement. Lichtenberg is seeking delivery from the Company of 414,825 shares of the Company's common stock and monetary damages of at least $488,000 from Sokolow and the Company, jointly and severally.

         As of October 23, 2002 the Company has settled its dispute with Lichtenberg, and as of October 18, 2002 the Company entered into a preliminary written settlement agreement with Golden subject to a definitive Agreement. Under the terms of the settlement with Lichtenberg, a full mutual general release and covenant not to sue was entered into with no payments to or by the Company. Under the terms of the preliminary settlement agreement with Golden, Golden and the Company have agreed to enter into a full general release of any and all outstanding obligations between Golden and the Company, and in consideration the Company will redeem the 50,000 Shares of Series B Preferred Stock Golden currently owns in exchange for 3,000,000 unregistered common shares of the Company subject to a one year lock-up. In addition, Golden will receive from the Company $7,000 per month for 12 months and thereafter $5,000 per month for approximately 34 months.

Item 2.  CHANGES IN SECURITIES

         During July 2002, the Company issued 50,000 shares of common stock to a group that will be providing certain consulting services to the Company. The shares were valued at $33,840. The issuance of the Company's common stock was exempt from registration pursuant to
         Section 4(2) of the Securities Act of 1933, as amended, because the shares of common stock were acquired by sophisticated investors who had access to all material information about the Company.

         During the third quarter of 2002, the Company issued 622,807 shares of common stock to persons as part of the conversion of $177,500 of principal amount of the Notes described in footnote 5 to the condensed consolidated financial statements included in this Report. The issuance of the Company's common stock was exempt from registration pursuant to
         Section 4(2) of the Securities Act of 1933, as amended, because the shares of common stock were acquired by sophisticated investors who had access to all material information about the Company.

         During the third quarter of 2002, the Company granted stock options to purchase an aggregate of 2,206,000 shares of the Company's common stock to 21 employees of the Company. The exercise prices of these options range from $.32 to $.625. The option grants were exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended, because the individuals receiving the options are sophisticated investors who have knowledge of all material information about the Company.

Item 3.  CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

         The Certifying Officers also have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

None.

 (b) REPORTS ON FORM 8-K

On August 14, 2002, the Company filed a Form 8-K pursuant to Item 9 thereof in order to disclose the submission to the Securities and Exchange Commission of the written statements of the Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Signature                                  Title                                        Date

By: /s/ Leonard J. Sokolow                 Chief Executive Officer and President        November 8, 2002
    ----------------------
Leonard J. Sokolow                         (Principal Executive Officer)

By: /s/ William E. Schloth.                Chief Financial Officer                      November 8, 2002
    -----------------------
William E. Schloth                         (Principal Financial and Chief Accounting
                                           Officer)

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of vFinance, Inc. on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Leonard J. Sokolow, the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this quarterly report on Form 10-QSB of vFinance, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order; to make the statements made, in light of the circumstances under which such statements were made not, not misleading;

         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining internal controls and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's internal controls and procedures as of a date within 90 days prior to this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of our internal controls based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 8, 2002                   /s/ Leonard J. Sokolow
                                             Name:  Leonard J. Sokolow
                                             Title: Chief Executive Officer

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of vFinance, Inc. on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, William E. Schloth, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this quarterly report on Form 10-QSB of vFinance, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order; to make the statements made, in light of the circumstances under which such statements were made, not misleading;

         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining internal controls and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's internal controls and procedures as of a date within 90 days prior to this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of our internal controls based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 8, 2002                      /s/  William E. Schloth
                                            Name:  William E. Schloth
                                            Title: Chief Financial Officer