Form 10QSB/A
period 2002-09-30
VFINANCE INC
filed 2002-11-14
CIK 890285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                  Amendment 1
                                   (Mark One)

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

                                      INDEX
                                 VFINANCE, INC.


PART I.        FINANCIAL INFORMATION

Item 1.        Condensed Financial Statements

               Consolidated Balance Sheets - December 31, 2001
                 and September, 2002 (Unaudited)                           4

               Consolidated Statements of Operations for the
                 three and nine months ended September 30, 2001
                 and 2002 (Unaudited)                                      5

               Consolidated Statements of Cash Flows for the nine
                 months ended September 30, 2001 and
                 2002 (Unaudited)                                          6

               Notes to Consolidated Financial Statements (Unaudited)     7-12

Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     13-15

Item 3.        Controls and Procedures                                    16


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                          16

Item 2.        Changes in Securities                                      18

Item 6.        Exhibits and Reports on Form 8-K                           18

Signatures                                                                19

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

7.   ACQUISITIONS

On May 29, 2002, the Company entered into a select asset purchase agreement (the "Agreement"), which was subsequently amended on June 17, 2002 (the "Amendment"), with Somerset Financial Partners, Inc., ("Somerset") a Delaware corporation to acquire certain of its assets. Through its subsidiaries, Somerset acted as a registered broker dealer and was engaged in other financial services including financial planning, insurance and mortgage brokerage. Pursuant to the Agreement and Amendment, effective June 17, 2002 the Company received the transfer of all agreed upon brokerage customers and client accounts as well as the registration of approximately 25 registered personnel of Somerset. Furthermore, as of such date, the Company began reflecting in its financial statements the applicable revenue production and other associated costs. Under the escrow agreement signed in conjunction with the Agreement and Amendment, the Company instructed its transfer agent to deliver to and in the name of its escrow agent a total of 3,000,000 shares of the Company's Common Stock (the "Escrowed Shares"). The Escrowed Shares will only be delivered to Somerset when Somerset achieves all the closing conditions. In August 2002, as all closing conditions of the Agreement and Amendment were not met as of the Amended Closing Date, the Company issued a default letter to Somerset (the "Default Letter"). Among other things, the Default Letter provided formal notice to Somerset of its default under the Agreement and Amendment. As of September 30, 2002, the Escrowed Shares have not been reflected as outstanding in the Company's financial statements or footnotes. In October 2002, a formal termination notice was executed by the Company and Somerset.

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

The provision for bad debt was $233,913 for the nine months ended September 30, 2001 as compared to $295,728 for the nine months ended September 30, 2002, an increase of $61,815 or 26.4%. The Company provides for credit losses at the time it believes accounts receivable may not be collectible. Such evaluations are made and recorded on a monthly basis. Credit losses have not exceeded management's expectations. The increase is primarily due to the write-off of certain investment banking receivables relating to the Company's west coast operations which has currently been closed down. The net receivable balance as of September 30, 2002 was $259,768.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

10.1 Termination of Select Asset Purchase Agreement Among vFinance Investments, Inc., Somerset Financial Partners, Inc., Somerset Financial Group, Inc. Douglas Toth and Nicholas Thompson dated as of October 1, 2002.

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


Signature                                  Title                                        Date

By: /s/ Leonard J. Sokolow                 Chief Executive Officer and President        November 14, 2002
    ----------------------
Leonard J. Sokolow                         (Principal Executive Officer)

By: /s/ William E. Schloth.                Chief Financial Officer                      November 14, 2002
    -----------------------
William E. Schloth                         (Principal Financial and Chief Accounting
                                           Officer)

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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


Date: November 14, 2002                   /s/ Leonard J. Sokolow
                                             Name:  Leonard J. Sokolow
                                             Title: Chief Executive Officer

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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


Date: November 14, 2002                     /s/  William E. Schloth
                                            Name:  William E. Schloth
                                            Title: Chief Financial Officer