Form 10KSB
period 2002-12-31
VFINANCE INC
filed 2003-03-31
CIK 890285

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                        Commission File Number 1-11454-03

                                 VFINANCE, INC.


                           (f/k/a vFinance.com, Inc.)
                           --------------------------
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

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant`s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 2002 were $19,378,619.

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 27, 2003, based upon the average bid and ask prices of such stock on that date was $1,128,616. The number of shares of Common Stock of the issuer outstanding as of March 27, 2003 was 29,851,570.


                   DOCUMENTS INCORPORATED BY REFERENCE : NONE

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

Forward-Looking Statements                                                  3

PART I.

Item 1.    Description of Business                                          4

Item 2.    Description of Property                                         18

Item 3.    Legal Proceedings                                               18

Item 4.    Submission of Matters to a Vote of Security Holders             20

PART II.

Item 5.    Market for Common Equity and Related Stockholder Matters        21

Item 6.    Management's Discussion and Analysis or Plan of Operation       22

Item 7.    Financial Statements                                            29

Item 8.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                        30

PART III.

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act               31

Item 10.   Executive Compensation                                          32

Item 11.   Security Ownership of Certain Beneficial Owners and Management
            And Related Stockholder Matters                                35

Item 12.   Certain Relationships and Related Transactions                  36

Item 13.   Exhibits, List and Reports on Form 8-K                          37

Item 14.   Controls and Procedures                                         41

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

We are a holding company engaged in retail and institutional securities brokerage, investment banking and research services through our principal operating subsidiary, vFinance Investment, Inc. We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our corporate, institutional and individual clients.

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

On January 4, 2001, we closed the merger of NW Holdings, Inc. ("NWH"), a Florida corporation, with and into us with us as the surviving corporation. On the closing date of the merger, NWH was the parent company of and wholly owned First Level Capital, Inc., a Florida corporation. First Level Capital, Inc. is now known as vFinance Investments, Inc., an investment-banking firm that is licensed to conduct activities as a broker-dealer in 49 states and has offices in New York, New Jersey and Florida. In addition to these offices the Company has relationships with certain independent contractors located throughout the United States. vFinance Investments, Inc., as our wholly owned subsidiary, continues to provide investment-banking services to small and medium sized companies and retail brokerage services to companies, financial institutions and individual investors.

On January 4, 2001, we also completed the merger of Colonial Direct Financial Group, Inc., a Delaware corporation, with and into Colonial Acquisition Corp., our wholly owned subsidiary, with Colonial Direct Financial Group, Inc. as the surviving corporation and as our wholly owned subsidiary. At the time of the merger, Colonial Direct Financial Group, Inc. was a holding company comprised of two diversified financial services companies, including First Colonial Securities Group, Inc. and Colonial Direct Retirement Services, Inc., and a company that provides administrative support to these financial service companies, Colonial Direct Capital Management, Inc. On June 22, 2002, the Company's Board of Directors approved a dividend to the Company's Series A Preferred shareholders of all of the common stock of Colonial. Although Colonial is no longer a subsidiary of the Company, the majority of its personnel remained with vFinance Investments, Inc.

On August 20, 2001, we entered into a Securities Exchange Agreement by means of which we acquired the membership interests in two related companies, Critical Investments, LLC, a Delaware limited liability company ("Critical Investments"), and Critical Advisors, L.L.C., a Virginia limited liability company ("Critical Advisors"). Critical Investments manages Critical Infrastructure Fund, L.P. ("Critical Infrastructure LP"), a Delaware limited partnership. Critical Advisors manages Critical Infrastructure Fund, Ltd. ("Critical Infrastructure Ltd."), an international business company organized and existing under the laws of the British Virgin Islands and receives (i) a management fee equal to 1% of the net asset value of Critical Infrastructure Ltd. and (ii) a performance fee equal to 20% of the increase in net asset value of Critical Infrastructure Ltd. Critical Infrastructure LP and Critical Infrastructure Ltd. are the sole general partners in, owning 96% and 4%, respectively, and conduct their investment and trading activity through Critical Infrastructure Fund (BVI), LP, a limited partnership organized and existing under the laws of the British Virgin Islands, which holds a portfolio of securities. A determination has been made to liquidate the funds. The SEC has commenced a non-public investigation relating to Critical Infrastructure LP, Critical Investments and Critical Advisors. The Company is cooperating with this investigation. Critical Investments and Critical Advisors changed their names to vFinance Investors, LLC and vFinance Advisors, LLC, respectively, subsequent to the acquisition.

On May 29, 2002, the Company entered into a select asset purchase agreement (the "Agreement"), which was subsequently amended on June 17, 2002 (the "Amendment"), with Somerset Financial Partners, Inc., ("Somerset") a Delaware corporation to acquire certain of its assets. Through its subsidiaries, Somerset acted as a registered broker dealer and was engaged in other financial services including financial planning, insurance and mortgage brokerage. Pursuant to the Agreement and Amendment, effective June 17, 2002 the Company received the transfer of all agreed upon brokerage customers and client accounts as well as the registration of approximately 25 registered personnel of Somerset. Furthermore, as of such date, the Company began reflecting in its financial statements the applicable revenue production and other associated costs. Under the escrow agreement signed in conjunction with the Agreement and Amendment, the Company instructed its transfer agent to deliver to and in the name of its escrow agent a total of 3,000,000 shares of the Company's Common Stock (the "Escrowed Shares"). The Escrowed Shares will only be delivered to Somerset when Somerset achieves all the closing conditions. In August 2002, as all closing conditions of the Agreement and Amendment were not met as of the Amended Closing Date, the Company issued a default letter to Somerset (the "Default Letter"). Among other things, the Default Letter provided formal notice to Somerset of its default under the Agreement and Amendment. In October 2002, a formal termination notice was executed by the Company and Somerset and the Escrowed Shares were returned to the Company and cancelled.

On January 1, 2003, the Company entered into a Joint Venture Agreement with JSM Capital Holding Corp. ("JSM"), a retail brokerage operations headquartered in New York and founded by John S. Matthews (who was also, at the same time, named the President of vFinance's Retail Brokerage Division). In exchange for a 19% equity position in JSM, vFinance will merge its "company-owned" retail branches into JSM. It is anticipated that the merger will take place effective April 15, 2003. Effective upon such merger JSM will become an independent contractor of the Company.

OUR COMPANY. We are a "new breed" financial services enterprise committed to building a worldwide audience of individuals looking to create wealth through equity investments in both their personal portfolios and their businesses. Our website, www.vfinance.com, is one of the Internet's leading destinations for entrepreneurs, owners of small and medium sized businesses, private (i.e. Angel) and institutional investors looking for capital or equity investments in high growth companies. It allows entrepreneurs, executives, private and institutional investors, our brokerage clients and our employees to access a common portal filled with business development - tools, information and investment management products. Each month our website attracts an estimated 100,000 businesses from over 75 countries and communicates to approximately 60,000 high net worth individuals and institutional investors. Utilizing the Internet and other traditional communication mediums, we generate income by providing our audience with access to products and services that assist them in achieving their financial goals. Our business model is scalable as the website provides sales leads to our "bricks and mortar" businesses in the areas of investment banking, management consulting, brokerage, trading and asset management.

Our strategy is to continue to build the website into one of the world's leading business development portals and thereby be positioned as a premier new media enterprise leveraging the convergence of digital information with the other traditional communication mediums to build a global brand that in turn generates leads for other vFinance activities. Our website is typically listed by search engines as one of the top ten sites for relevant content. In addition, over 3000 websites have links to our website including Microsoft Network, Dow Jones, THE WALL STREET JOURNAL, ENTREPRENEUR MAGAZINE, INC. MAGAZINE, Stanford University, and Yahoo!. The combination of relevant content and ease of use has resulted in our website servicing over 100,000 user sessions and 1,200,000 page views each month with the average user session length in excess of six minutes. While our website continues to attract interest, the revenue generated directly from the website fees is insignificant to the Company.

RECENT FINANCINGS

The Company entered into two agreements with finance institutions to increase our resources. The discussion below is qualified in its entirety by reference to the copies of the agreements attached as exhibits to this report.

On November 28, 2001, we entered into a Note Purchase Agreement, as amended by letter agreements dated November 30, December 14 and December 28, 2001, February 13, 2002 and March 4, 2002 (collectively, the "Agreement"), with SBI Investments
(USA) Inc. ("SBI"). Under the terms of the Agreement, SBI provided a loan to us in the amount of $975,000 in the form of a 48-month non-interest bearing, convertible note. The note is convertible at SBI's option into as many as 3,421,052 shares of our common stock at $0.285 per share.

On January 25, 2002, the Company entered into a Credit Agreement, as amended on April 12, 2002, with UBS Americas, Inc. ("UBS"). Under the terms of the Credit Agreement, UBS provided a revolving credit facility for up to $3,000,000 to us for the purpose of supporting the expansion of our brokerage business or investments in infrastructure to expand our operations or our broker-dealer operations. The loan must be repaid in full by January 2005 and bears interest at LIBOR plus a LIBOR margin of 2%. Among other covenants, we must maintain stockholders' equity of at least $7 million; however, the Credit Agreement, as amended, provides that we may exclude goodwill write-offs aggregating $8.5 million from stockholders' equity. We must make early repayments under the Credit Agreement if we acquire a new broker dealer firm, enter a new line of business, or hire more than four brokers in a single or related transactions. This repayment will be made by adding $1.00 to the cost of each incremental closing transaction we make through CSC, an affiliate of UBS.

We borrowed $1,500,000 under the credit facility in January 2002. The amount of the loan under the credit facility is not convertible into our equity securities.

OUR BUSINESS

RETAIL AND TRADING BUSINESS. The largest portion of our revenues in 2002 (73% in 2002) (77% in 2001) were attributable to commissions generated by our brokerage and trading activities through our wholly owned broker-dealer subsidiary, vFinance Investments. vFinance Investments buys and sells securities for its customers from other dealers on an agency basis, and charges its customers a commission for its services. Such commission revenue is derived from brokerage transactions in listed and over-the-counter securities and mutual fund securities. vFinance Investments has agreements with numerous mutual fund management companies pursuant to which it sells shares in a variety of mutual funds. Mutual fund commissions are derived from standard dealers' discounts that are a small percentage of the purchase price of the shares depending upon the terms of the dealer agreement and the size of the transaction. In addition, most funds permit vFinance Investments to receive additional periodic fees based upon the customer's investments maintained in particular funds.

INVESTMENT BANKING AND MERGERS AND ACQUISITIONS. A significant portion of our revenues in our last fiscal year were derived from the success fees generated by the investment-banking and the merger and acquisition activities (17% in 2002) (16% in 2001). Through vFinance Investments, we offer capital raising and related services to (A) emerging growth and middle market privately held companies worldwide by assisting such companies in (i) developing sound strategic plans, (ii) obtaining growth, mezzanine, bridge, or acquisition capital (including, but not limited to, venture capital financing), (iii) pursuing strategically sound acquisitions or divestiture strategies, (iv) transitioning into viable professional corporations able to raise funds in the public markets, and (v) maximizing shareholder value by conducting recapitalizations or other liquidity transactions and (B) publicly held companies by arranging private equity financing for such publicly held companies. As consideration for such services, we are paid retainers and success fees which are agreed upon amounts based on the percentage of the total value of a transaction and are contingent on the successful completion of a specified transaction. As part of our success fees, we periodically receive equity instruments and stock purchase warrants from companies for which we perform services in addition to the cash paid for such services. Primarily all of the equity instruments are in private companies or small public companies.

In the corporate finance area, vFinance Investments, has been active as underwriters or selling group members in numerous public equity transactions. Participation as a managing underwriter or in an underwriting syndicate involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase. In addition, under the federal securities laws, other laws and court decisions with respect to underwriters' liabilities and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to such offerings. Acting as a managing underwriter increases these risks. Underwriting commitments constitute a charge against net capital and our subsidiaries' ability to make underwriting commitments may be limited by the requirement that they must at all times be in compliance with regulations regarding their net capital.

MANAGEMENT CONSULTING. A portion of our revenues in our last fiscal year were derived from consulting fees generated by the management consulting activities of vFinance Holdings (8% in 2002 and 5% in 2001). Through vFinance Holdings we provide management consulting services and related services to corporations and high net worth individuals by working with the senior management of those corporations and high net worth individuals to (i) assess market conditions and evaluate their assets (tangible and intangible) and their operational capabilities; (ii) identify alternative strategies, establish processes to build consensus and create strategies for effectively implementing changes; and (iii) prepare a report formalizing our findings that serves as a tactical tool to ensure communication and consistency in planning and coordination of efforts. In addition, through the executive search practice of vFinance Holdings, we assist companies in identifying and recruiting talented individuals to help the companies grow. vFinance Holdings specializes in senior executive and board member searches for public companies as well as venture backed and private equity companies. As consideration for these services, vFinance Holdings is paid consulting fees that are based on a monthly retainer. As part of its consulting fees, vFinance Holdings periodically receives equity instruments and warrants from companies for which it performs services in addition to the cash paid for such services.

MARKET-MAKING BUSINESS. In support of both of the firm's retail brokerage and investment banking businesses, we offer our retail brokerage, corporate and financial institutions wholesale market-making services. vFinance Investments makes markets in greater than 800 Over-the-Counter Bulletin Board and NASDAQ Small Cap stocks. We offer our clients professional execution of trades. This expertise supports the firm's investment banking strategy of servicing high growth public companies that are looking for a financial services firm that is capable of assisting them in building broad based market support for their securities. Market makers use the firm's own capital, research, retail and/or systems resources to represent a stock and compete with other market makers to buy and sell the stocks or issues they represent. Operated primarily by electronic execution, buyers and sellers meet via computer to make bids and offers. Each market maker competes for "customer order flow" by displaying buy and sell quotations for a guaranteed number of shares in a security. Once an order is received, the market maker will immediately purchase for or sell from its own inventory, or seek the other side of the trade until it is executed, often in a matter of seconds. The market maker generates all of its revenue from the difference between the price paid when a security is bought and price received when that security is sold or the price received when the security is shorted and the price received when the short is covered. The Company's target customers are national and regional full-service broker-dealers, electronic discount brokers and institutional investors that require fast and efficient executions for each security.

INTERNET STRATEGY (WWW.VFINANCE.COM). Through vFinance Holdings, Inc., we operate a branded investment-banking channel on the Web located at www.vfinance.com, offering visitors to our website convenient access to a variety of financial services, proprietary business development tools, searchable databases and daily news. We target a worldwide audience of entrepreneurs, CEOs, private investors and investment firms, allowing them to interconnect, transact and grow wealth. Our Venture Capital Resource Library of information on the website offers current articles on venture capital and other issues, information on initial public offerings, a searchable database of investment opportunities, and links to EDGAR, the SEC's database of electronic filings by public companies. Our website also provides directory listings for venture capital firms, investment banks, lenders, so-called venture capital angels (which provide first round financing for risky investments), accountants, financial printers, public relations firms, transfer agents and other types of companies providing business services. In addition, our website offers to start-ups and other early-stage firms a Web-based search engine, vSearch, which provides our proprietary database of venture capital firms by different criteria, including geography, amount of funds required, industry, stage of corporate development or keyword. Furthermore, we opened an online loan center on our website where growing businesses can apply for loans of up to $20 million. Most of the website provides information to the small business executive or entrepreneur free of charge. However, we do charge nominal fees for the use of proprietary search engines and premium services such as financial service listings and business plan listings.

RESEARCH SERVICES.   Our research department focuses on investigating investment opportunities by utilizing fundamental, technical and quantitative methods to conduct in-depth analysis. Our research department:

         - reviews and analyzes general market conditions and other industry groups;
         - issues written reports on companies, with recommendations on specific actions to buy, sell or hold;
         -  furnishes information to retail and institutional customers; and
         -  responds to inquiries from customers and account executives.

Additionally, our research analysts interface regularly with industry leaders and portfolio managers in order to produce actionable evaluations and decisions. These recommendations are communicated to clients and the firm via company and industry reports.

ADMINISTRATION, OPERATIONS, SECURITIES TRANSACTIONS PROCESSING AND CUSTOMER ACCOUNTS

Our operating subsidiary does not hold any funds or securities for its customers. Instead, it uses the services of clearing agents on a fully disclosed basis. These clearing agents process all securities transactions and maintain customer accounts on a fee basis. Customer accounts are protected through the SIPC for up to $500,000, of which coverage for cash balances is limited to $100,000. In addition, all customer accounts are fully protected by an Excess Securities Bond providing protection for the account's entire net equity (both cash and securities). The services of our subsidiary's clearing agents include billing, credit control, and receipt, custody and delivery of securities. The clearing agents provide the operational support necessary to process, record, and maintain securities transactions for our subsidiary's brokerage activities. They provide these services to our subsidiary's customers at a total cost which we believe is less than it would cost us to process such transactions on our own. The clearing agents also lend funds to our subsidiary's customers through the use of margin credit. These loans are made to customers on a secured basis, with the clearing agents maintaining collateral in the form of saleable securities, cash or cash equivalents. vFinance Investments, Inc., our subsidiary, has agreed to indemnify the clearing brokers for losses they incur on these credit arrangements.

COMPETITION

Our subsidiary encounters intense competition in all aspects of its business and competes directly with many other securities firms for clients, as well as registered representatives. Many of its competitors have significantly greater financial, technical, marketing and other resources than our subsidiary. National retail firms such as Merrill Lynch Pierce Fenner & Smith Incorporated, Salomon Smith Barney, Inc. and Morgan Stanley/Dean Witter dominate the industry. vFinance Investments, also competes with numerous regional and local firms. In addition, a number of firms offer discount brokerage services to retail customers and generally effect transactions at substantially lower commission rates on an "execution only" basis, without offering other services such as investment recommendations and research. Moreover, there is substantial commission discounting by full-service broker-dealers competing for institutional and retail brokerage business. The recent emergence of online trading has further intensified the competition for brokerage customers. Our subsidiary currently does not offer any online trading services to its customers. The continued expansion of discount brokerage firms and online trading could adversely affect the retail business. Other financial institutions, notably commercial banks and savings and loan associations, offer customers some of the same services and products presently provided by securities firms. While it is not possible to predict the type and extent of competing services, which banks and other institutions ultimately may offer to customers, our subsidiary may be adversely affected to the extent those services are offered on a large-scale basis. We try to compete through our advertising and recruiting programs for registered representatives interested in potentially joining our Company.

GOVERNMENT REGULATION

REGULATION OF THE SECURITIES INDUSTRY AND BROKER-DEALERS. Our business is subject to extensive regulation applicable to the securities industry in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. In general, broker-dealers are required to register with the

SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Exchange Act, every registered broker-dealer that does business with the public is required to be a member of and is subject to the rules of the NASD. The NASD administers qualification testing for all securities principals and registered representatives for its own account and on behalf of the state securities authorities. vFinance Investments, Inc., our subsidiary, is a broker-dealer registered with the SEC and is a member of the NASD. Our broker-dealer is also subject to regulation under state law. vFinance Investments is currently registered as a broker-dealer in all 50 states and the District of Columbia. The NASD approved the change of ownership to us of (i) Union Atlantic Capital, L.C. from Pinnacle Capital Group, L.C., (ii) First Level Capital, Inc. from NW Holdings, Inc. and (iii) First Colonial Securities Group, Inc. A recent amendment to the federal securities laws prohibits the states from imposing substantive requirements on broker-dealers that exceed those imposed under federal law. The amendment, however, does not preclude the states from imposing registration requirements on broker-dealers that operate within their jurisdiction or from sanctioning these broker-dealers who have engaged in misconduct.

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

As of December 31, 2002, the minimum amount of net capital required to be maintained by vFinance Investments was $1,000,000. A significant operating loss or any unusually large charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could harm our business. vFinance Investments is a member of Securities Investor Protection Corporation ("SIPC") which provides, in the event of the liquidation of a broker-dealer, protection for clients' accounts up to $500,000, subject to a limitation of $100,000 for claims for cash balances. Our clients' accounts are carried on the books and records of CSC. CSC has obtained additional insurance from a private insurer in an amount equal to $4,500,000 for the benefit of our clients' accounts with vFinance Investments that is supplemental to SIPC protection.

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

As our services, through our subsidiaries, are available over the Internet in multiple jurisdictions, and as we, through our subsidiaries, have numerous clients residing in these jurisdictions, these jurisdictions may claim that our subsidiaries are required to qualify to do business as a foreign corporation in each such jurisdiction. While vFinance Investments is currently registered as a broker-dealer in the jurisdictions described in this report, vFinance Investments and our non-broker dealer subsidiaries are qualified to do business as a foreign corporation in only a few jurisdictions. Failure to qualify as an out-of-state or foreign corporation in a jurisdiction where it is required to do so could subject us to taxes and penalties for the failure to qualify.

INTELLECTUAL PROPERTY

We own the following federally registered marks: vFinance.com, Inc.(R), AngelSearch(R). In addition, we use the following trademarks: Union Atlantic, L.C. TM, Union Atlantic Capital, L.C. TM.

EMPLOYEES

At December 31, 2002, we employed the following personnel:



Position                       Salaried     Contract    Total
--------                       --------     --------    -----
Officers                           3            0         3
Clerical                          25            0        25
Brokers                           23           29        52
Traders                           12            0        12
Investment Bankers                10            1        11
Website                            3            0         3
Other                              0            0         0
                               --------     --------    -----
Totals                            76            30       106

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

RISKS RELATED TO OUR COMPANY

WE HAVE A LIMITED OPERATING HISTORY. AS A RESULT, IT MAY BE DIFFICULT EVALUATING OUR BUSINESS AND PROSPECTS.

We have a limited operating history. We only commenced our broker-dealer operations in the middle of 2000. In addition, we completely restructured our broker-dealer operations in 2001 through the acquisition of the two firms mentioned above and their merger into a single operation. We purchased our hedge fund management business in mid-2001 but it has been determined to liquidate such funds. Our website has been in existence since 1995. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development. These risks are particularly severe among companies in new and rapidly evolving markets such as online business development services and those in regulated industries such as the securities industry. It may be difficult or impossible to accurately forecast our operating results and evaluate our business and prospects based on our historical results.

WE HAVE HAD SUBSTANTIAL AND CONTINUING LOSSES SINCE INCEPTION

Since inception, we have sustained substantial losses. Although we showed a profit for the quarter ending September 30, 2002, such losses continued through June 30, 2002 due to ongoing operating expenses and a lack of revenues sufficient to offset operating expenses. We have raised capital to fund ongoing operations by private sales of our securities, some of which sales have been highly dilutive and involve considerable expense.

We incurred net losses of $2,235,298 and $17,453,860 for the years ending December 31, 2002 and December 31, 2001 respectively. As of December 31, 2002, we had an accumulated deficit of $23,901,658.

We expect to spend significant amounts to enhance our products and technologies, and to expand domestic and international sales and operations. As a result, we will need to generate significant additional revenue to achieve profitability based on such planned expenditures and expansion. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we do not achieve and maintain profitability, the market price for our common stock may further decline.

If we do not receive additional capital when and in the amounts needed in the near future, our ability to continue as a going concern is in substantial doubt.

Obtaining future financing may be costly and will likely be dilutive to existing stockholders. If we are not able to obtain financing when and in the amounts needed, and on terms that are acceptable, our operations, financial condition and prospects could be materially and adversely affected, and we could be forced to curtail our operations or sell part or all of our assets.

WE WILL NEED TO RAISE ADDITIONAL FUNDS. THESE FUNDS MAY NOT BE AVAILABLE WHEN WE NEED THEM.

Based on our current plans and the funding noted above, we believe that our cash on hand and cash generated from our operations will be sufficient to fund our operations for at least the next 12 months. However, the Company may look to raise additional capital to operate the business, support expansion plans, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated events. We can provide no assurances that additional financing will be available when needed on favorable terms, or at all. If these funds are not available when we need them, we may need to change our business strategy or reduce our operations or investment activities. In addition, any issuance of additional equity securities will dilute the ownership interest of our existing stockholders and the issuance of additional debt securities may increase the perceived risk of investing in us.

WE ARE SUBJECT TO VARIOUS RISKS ASSOCIATED WITH THE SECURITIES INDUSTRY.

As securities broker-dealers, we are subject to uncertainties that are common in the securities industry. These uncertainties include:

    - the volatility of domestic and international financial, bond and stock markets,as demonstrated by recent disruptions in the financial markets;
    -    extensive governmental regulation;
    -    litigation;
    -    intense competition;
    -    substantial fluctuations in the volume and price level of securities;
         and
    -        dependence on the solvency of various third parties.

As a result, revenues and earnings may vary significantly from quarter to quarter and from year to year. In periods of low volume, profitability is impaired because certain expenses remain relatively fixed. We are much smaller and have much less capital than many competitors in the securities industry. In the event of a market downturn, our business could be adversely affected in many ways, including those described below. Our revenues are likely to decline in such circumstances and, if we are unable to reduce expenses at the same pace, our profit margins would erode.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY A BREAKDOWN IN THE FINANCIAL MARKETS

As a securities broker-dealer, our business is materially affected by conditions in the financial markets and economic conditions generally, both in the United States and elsewhere around the world. Many factors or events could lead to a breakdown in the financial markets including war, terrorism, natural catastrophes and other types of disasters. These types of events could cause people to begin to lose confidence in the financial markets and their ability to function effectively. If the financial markets are unable to effectively prepare for these types of events and ease public concern over their ability to function, our revenues are likely to decline and our operations will be adversely affected.

WE HAVE INCURRED, AND MAY IN THE FUTURE INCUR, SIGNIFICANT LOSSES FROM TRADING AND INVESTMENT ACTIVITIES DUE TO MARKET FLUCTUATIONS AND VOLATILITY.

We generally maintain trading and investment positions in the equity markets. To the extent that we own assets, i.e., have long positions, in those markets, a downturn in those markets could result in losses from a decline in the value of those long positions. Conversely, to the extent that we have sold assets that we do not own, i.e., have short positions, in any of those markets, an upturn in those markets could expose us to potentially unlimited losses as we attempt to cover our short positions by acquiring assets in a rising market.

We may, from time to time, have a trading strategy consisting of holding a long position in one asset and a short position in another from which we expect to earn revenues based on changes in the relative value of the two assets. If, however, the relative value of the two assets changes in a direction or manner that we did not anticipate or against which we are not hedged, we might realize a loss in those paired positions. In addition, we maintain trading positions that can be adversely affected by the level of volatility in the financial markets, i.e., the degree to which trading prices fluctuate over a particular period, in a particular market, regardless of market levels.

OUR REVENUES MAY DECLINE IN ADVERSE MARKET OR ECONOMIC CONDITIONS.

Unfavorable financial or economic conditions may reduce the number and size of the transactions in which we provide underwriting services, merger and acquisition consulting and other services. Our investment banking revenues, in the form of financial advisory and underwriting fees, are directly related to the number and size of the transactions in which we participate and would therefore be adversely affected by a sustained market downturn. Additionally, a downturn in market conditions could lead to a decline in the volume of transactions that we execute for our customers and, therefore, to a decline in the revenues we receive from commissions and spreads.

OUR RISK MANAGEMENT POLICIES AND PROCEDURES MAY LEAVE US EXPOSED TO UNIDENTIFIED RISKS OR AN UNANTICIPATED LEVEL OF RISK.

The policies and procedures we employ to identify, monitor and manage risks may not be fully effective. Some methods of risk management are based on the use of observed historical market behavior. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures indicate. Other risk management methods depend on evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us. This information may not be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risk requires, among other things, policies and procedures to properly record and verify a large number of transactions and events. We cannot assure you that our policies and procedures will effectively and accurately record and verify this information.

We seek to monitor and control our risk exposure through a variety of separate but complementary financial, credit, operational and legal reporting systems. We believe that we effectively evaluate and manage the market, credit and other risks to which we are exposed. Nonetheless, the effectiveness of our ability to manage risk exposure can never be completely or accurately predicted or fully assured. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments can have a material adverse effect on our results of operations and financial condition. The consequences of these developments can include losses due to adverse changes in inventory values, decreases in the liquidity of trading positions, higher volatility in earnings, increases in our credit risk to customers as well as to third parties and increases in general systemic risk.

CREDIT RISK EXPOSES US TO LOSSES CAUSED BY FINANCIAL OR OTHER PROBLEMS EXPERIENCED BY THIRD PARTIES.

We are exposed to the risk that third parties which owe us money, securities or other assets will not perform their obligations. These parties include:

         -        trading counterparties;
         -        customers;
         -        clearing agents;
         -        exchanges;
         -        clearing houses; and
         - other financial intermediaries as well as issuers whose securities we hold.

These parties may default on their obligations owed to us due to bankruptcy, lack of liquidity, operational failure or other reasons. This risk may arise, for example, from:

     -      holding securities of third parties;
     - executing securities trades that fail to settle at the required time due to non-delivery by the counterparty or systems failure by clearing agents, exchanges, clearing houses or other financial intermediaries; and
     - extending credit to clients through bridge or margin loans or other arrangements.

Significant failures by third parties to perform their obligations owed to us could adversely affect our revenues and perhaps our ability to borrow in the credit markets.

 WE MAY HAVE DIFFICULTY EFFECTIVELY MANAGING OUR GROWTH.

Over the past several years, we have experienced significant growth in our business activities and the number of our employees through a variety of transactions. We expect our business to continue to grow. Growth of this nature involves numerous risks such as:

         - difficulties and expenses incurred in connection with the subsequent assimilation of the operations and services or products of the acquired company;
         -        the potential loss of key employees of the acquired company;
                  and
         - the diversion of management's attention from other business concerns.

If we are unable to effectively address these risks, we may be required to restructure the acquired business or write off the value of some or all of the assets of the acquired business. Further, this type of growth requires increased investments in management personnel, financial and management systems and controls, and facilities. We cannot assure you that we will experience parallel growth in these areas. If these areas do not grow at the same time, our operating margins may decline from current levels.

Additionally, as is common in the securities industry, we will continue to be highly dependent on the effective and reliable operation of our communications and information systems. We believe that our current and anticipated future growth will require implementation of new and enhanced communications and information systems and training of our personnel to operate such systems. Any difficulty or significant delay in the implementation or operation of existing or new systems or the training of personnel could adversely affect our ability to manage our growth.

INTENSE COMPETITION FROM EXISTING AND NEW ENTITIES MAY ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY.

The securities industry is rapidly evolving, intensely competitive and has few barriers to entry. We expect competition to continue and intensify in the future. Many of our competitors have significantly greater financial, technical, marketing and other resources than we do. Some of our competitors also offer a wider range of services and financial products than we do and have greater name recognition and a larger client base. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements. They may also be able to undertake more extensive promotional activities, offer more attractive terms to clients, and adopt more aggressive pricing policies. We may not be able to compete effectively with current or future competitors and competitive pressures faced by us may harm our business.

THE PRECAUTIONS WE TAKE TO PREVENT AND DETECT EMPLOYEE MISCONDUCT MAY NOT BE EFFECTIVE AND WE COULD BE EXPOSED TO UNKNOWN AND UNMANAGED RISKS OR LOSSES.

We run the risk that employee misconduct could occur. Misconduct by employees could include:

         - employees binding us to transactions that exceed authorized limits or present unacceptable risks to us;
         - employees hiding unauthorized or unsuccessful activities from us; or
         - the improper use of confidential information.

These types of misconduct could result in unknown and unmanaged risks or losses to us including regulatory sanctions and serious harm to our reputation. The precautions we take to prevent and detect these activities may not be effective. If employee misconduct does occur, our business operations could be materially adversely affected.

RISK OF LOSSES ASSOCIATED WITH SECURITIES LAWS VIOLATIONS AND LITIGATION.

Many aspects of our business involve substantial risks of liability. An underwriter is exposed to substantial liability under federal and state securities laws, other federal and state laws, and court decisions, including decisions with respect to underwriters' liability and limitations on indemnification of underwriters by issuers. For example, a firm that acts as an underwriter may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered or for statements made by its securities analysts or other personnel. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions that seek substantial damages. Our underwriting activities will usually involve offerings of the securities of smaller companies, which often involve a higher degree of risk and are more volatile than the securities of more established companies. In comparison with more established companies, smaller companies are also more likely to be the subject of securities class actions, to carry directors and officers liability insurance policies with lower limits or none at all, and to become insolvent. Each of these factors increases the likelihood that an underwriter of a smaller companies' securities will be required to contribute to an adverse judgment or settlement of a securities lawsuit.

In the normal course of business, our operating subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In general, the cases involve various allegations that our employees had mishandled customer accounts. We believe that, based on our historical experience and the reserves established by us, the resolution of the claims presently pending will not have a material adverse effect on our financial condition. However, although we typically reserve an amount we believe will be sufficient to cover any damages assessed against us, we have in the past been assessed damages that exceeded our reserves. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our financial condition may be materially adversely affected.

OUR DIRECTORS AND EXECUTIVE OFFICERS CONTROL APPROXIMATELY 41.6% OF OUR COMMON STOCK AND MAY HAVE INTERESTS DIFFERING FROM THOSE OF OTHER STOCKHOLDERS.

At December 31, 2002, our directors and executive officers control approximately 41.6% of our outstanding common stock, directly as stockholders and indirectly through control relationships with other stockholders. There is no supermajority vote. These directors and executive officers, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions, including mergers, consolidations and the sale of substantially all of our assets. This control could have the effect of delaying or preventing a third party from acquiring or merging with us, which could hinder shareholders' ability to receive a premium for their shares.

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

FAILURE TO MAINTAIN OR INCREASE THE FLOW OF TRAFFIC TO OUR WEBSITE COULD HARM OUR BUSINESS.

Our business partially depends on our ability to maintain or increase traffic on our website as well as our ability to have visitors to our website use our services. The website is dependent on the flow of information for its validity. It is important for our business development activities to increase the number of daily visitors, repeat visitors and the amount of time visitors spend on our website. Failure to do so could adversely affect our revenue and our ability to raise additional funds.

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

The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. Our future success will depend upon the development and maintenance of the Internet's infrastructure to cope with this increased traffic. This will require a reliable network backbone with the necessary speed, data capacity, security, and the timely development of complementary products, such as high-speed modems, for providing reliable Internet access and services.

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

IF OUR COMMON STOCK IS SUBJECT TO PENNY STOCK RULES, YOU MAY HAVE GREATER DIFFICULTY SELLING YOUR SHARES.

The Securities Enforcement and Penny Stock Reform Act of 1990 applies to stocks characterized as "penny stocks," and requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

The exceptions include exchange-listed equity securities and any equity security issued by an issuer that has


     - net tangible assets of at least $2,000,000, if the issuer has been in continuous operation for at least three years;
     - net tangible assets of at least $5,000,000, if the issuer has been in continuous operation for less than three years; or
     - average annual revenue of at least $6,000,000 for the last three years.

Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks.

If our financial condition does not meet the above tests, then trading in the common stock will be covered by Rules 15g-1 through 15g-6 and 15g-9 promulgated under the Securities Exchange Act. Under those rules, broker-dealers who recommend such securities to persons other than their established customers and institutional accredited investors must make a special written suitability determination for the purchaser and must have received the purchaser's written agreement to a transaction prior to sale. These regulations would likely limit the ability of broker-dealers to trade in our common stock and thus would make it more difficult for purchasers of common stock to sell their securities in the secondary market. The market liquidity for the common stock could be severely affected.

WE DEPEND ON A LIMITED NUMBER OF KEY EXECUTIVES WHO WOULD BE DIFFICULT TO
REPLACE.

Our success depends significantly on the continued services of our senior management, especially Leonard J. Sokolow, our Chief Executive Officer and President. Losing Mr. Sokolow or any of our and our subsidiaries' other key executives, including Timothy E. Mahoney, our Chairman and Chief Operating Officer, could seriously harm our business. We cannot assure you that we will be able to retain our key executives or that we would be able to replace any of our key executives if we were to lose their services for any reason. Competition for these executives is intense. If we had to replace any of these key executives, we would not be able to replace the significant amount of knowledge that these key executives have about our operations. We do not maintain "key person" insurance policies on any of our executives.

WE RELY VERY HEAVILY ON CORRESPONDENT SERVICES CORP. ("CSC"), CLEARING BROKER FOR VFINANCE INVESTMENTS, OUR OPERATING BROKER-DEALER SUBSIDIARY. THE TERMINATION OF THE AGREEMENT BETWEEN THE CLEARING BROKER AND VFINANCE INVESTMENTS COULD HARM OUR BUSINESS.

Either party, upon 60 days prior written notice, may terminate the clearing agreement between the Company and CSC. According to the terms of the agreement, the clearing broker, on a fee basis, processes all securities transactions for the accounts of vFinance Investments and the accounts of its clients. CSC services include billing and credit extension, control and receipt, custody and delivery of securities, for which vFinance Investments pays a transaction charge. We are dependent on the operational capacity and the ability of CSC for the orderly processing of transactions. In addition, by engaging the processing services of a clearing broker, vFinance Investments is exempt from certain capital reserve requirements and other complex regulatory requirements imposed by federal and state securities laws. Moreover, vFinance Investments has agreed to indemnify and hold CSC harmless from certain liabilities or claims, including claims arising from the transactions of its clients.

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

The underwriting activities of vFinance Investments involve the purchase, sale or short sale of securities as a principal. As an underwriter, vFinance Investments agrees to purchase securities on a "firm commitment" basis and is subject to risk that it may be unable to resell securities or be required to dispose of securities at a loss. In connection with our investment-banking activities in which vFinance Investments acts as a manager or co-manager of public offerings of securities, we expect to make increased commitments through vFinance Investments of capital to market making activities in securities of those issuers. Any additional concentration of capital in the securities of those issuers held in inventory will increase the risk of loss from possible declines in the market price of those securities. In addition, under federal securities laws, other laws and court decisions with respect to underwriters' liabilities and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to securities offerings. Our potential liability through vFinance Investments as an underwriter is generally not covered by insurance. Moreover, underwriting commitments constitute a charge against net capital and the ability of vFinance Investments to make underwriting commitments may be limited by the requirement that it must at all times be in compliance with the net capital rule. For the twelve month period the Company has not participated in any firm commitment underwritings.

Our success and ability to compete depend to a significant degree on our intellectual property. We rely on copyright and trademark law, as well as confidentiality arrangements, to protect our intellectual property. The Company owns the following federally registered marks: vFinance, Inc.(R), vFinance.com, Inc.(R), and AngelSearch(R). In addition, our company owns the following state registered marks: Union Atlantic LC and Union Atlantic Capital, L.C. We currently do not have any patents. The concepts and technologies we use may not be patentable. Our competitors or others may adopt product or service names similar to "vFinance.com," thereby impeding our ability to build brand identity and possibly leading to client confusion. Our inability to adequately protect the name "vFinance.com" would seriously harm our business. Policing unauthorized use of our intellectual property is made especially difficult by the global nature of the Internet and difficulty in controlling the ultimate destination or security of software or other data transmitted on it.

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

OUR BOARD OF DIRECTORS CAN ISSUE SHARES OF "BLANK CHECK" PREFERRED STOCK WITHOUT FURTHER ACTION BY OUR STOCKHOLDERS.

Our Board of Directors has the authority, without further action by the stockholders, to issue up to 2,500,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions in each series of the preferred stock, including:

     - Dividend rights;
     - Conversion rights;
     - Voting rights, which may be greater or lesser than the voting rights of the common stock;
     - Rights and terms of redemption;
     - Liquidation preferences; and
     - Sinking fund terms.

In connection with the merger with Colonial Direct Financial Group, Inc., the Company issued 122,500 shares of Series A Convertible Preferred Stock and 50,000 shares of Series B Convertible Preferred Stock which were, during 2002, subsequently converted into shares of the Company's common stock.

The issuance of shares of preferred stock could adversely affect the voting power of holders of our common stock and the likelihood that these holders will receive dividends and payments upon liquidation of our company and could have the effect of delaying, deferring or preventing a change in control of our company. We have no current plans to issue any additional preferred stock in the next twelve months. Although the issuance of preferred stock may be necessary in order to raise additional capital.

ADDITIONAL DILUTION AS A RISK TO SHAREHOLDERS.

As of December 31, 2002, the Company had 28, 351,570 shares of common stock outstanding, options to purchase a total of 4,471,664 shares of common stock, warrants to purchase a total of 4,108,499 shares of common stock and subordinated convertible promissory notes convertible into 2,631,578 shares of common stock, we are authorized to issue up to 75,000,000 shares of common stock and are therefore able to issue additional shares without being required to obtain shareholder approval. If we issue additional shares, or if our existing shareholders exercise or convert their outstanding options or notes, our other shareholders may find their holdings drastically diluted, which if it occurs, means that they will own a smaller percentage of the Company.


ITEM 2. DESCRIPTION OF PROPERTY.

The company leases office space in three locations. The following chart provides information related to these lease obligations:

                                       Approximate       Lease     Expiration
          Office Location             Square Footage     Rental      Date
   ---------------------------------------------------------------------------
    3010 N. Military, Boca Raton FL        9,282       $ 309,926   08/01/08

    Red Bank, NJ                           4,100       $  75,000   10/31/03

    880 Third Ave., NY                     6,102       $ 199,928   12/31/04


Our corporate headquarters are located at 3010 North Military Trail, Boca Raton, Florida 33431, where Colonial Direct Financial Group, Inc. leased approximately 15,750 square feet. The Company terminated the original lease and entered into a new lease in January 2003. The new lease is for approximately 9,282 square feet at a rental of $309,926 per annum.

During the year 2002, three of our property leases expired, two leases were successfully negotiated out of, and two other leases were terminated. Of the two leases, which were terminated, the Company is currently in legal proceedings regarding one of them (830 Third Ave. NY, see Item 3, Legal Proceedings). In addition to the leased locations listed herein, the Company has relationships with certain independent contractors located in their own leased facilities throughout the country.

We consider the facilities of our Company and our subsidiaries to be reasonably insured and adequate for the foreseeable needs of our Company and its subsidiaries.


ITEM 3. LEGAL PROCEEDINGS.

From time to time we, or a subsidiary of ours, are named as a party to a lawsuit that has arisen in the ordinary course of business. Although it is possible that losses exceeding amounts already recorded may be incurred upon ultimate resolution of these existing legal proceedings, we believe that such losses, if any, will not have a material adverse effect on our business, results of operations or financial position; however, unfavorable resolution of each matter individually or in the aggregate could affect the consolidated results of operations for the quarterly and annual periods in which they are resolved.

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

In the ordinary course of business, the Company and/or its subsidiaries may be parties to other legal proceedings and regulatory inquiries, the outcome of which, either singularly or in the aggregate, is not expected to be material. There can be no assurance however that any sanctions will not have a material adverse effect on the financial condition or results of operations of the Company and/or its subsidiaries. What follows below is a brief summary of certain matters pending against or involving the Company and its subsidiaries.

First Colonial Securities Group, Inc. ("First Colonial") is subject to supervision and regulation by the NASD, the SEC and various state securities commissions. As part of this regulatory oversight, First Colonial is subject to periodic examination and inspections by these authorities. First Colonial has been advised that as a result of an examination performed by the Philadelphia office of the NASD for the years 1996 and 1997, the NASD identified several possible material deficiencies. The NASD and the Company settled the matter in February 2002 with the Company paying a fine of $75,000.

On or about May 17, 2001, Michael Golden ("Golden"), (a former Director of the Company and former President of the Company's broker dealer and the controlling shareholder of Colonial Direct Financial ("Colonial Direct"), a former wholly-owned subsidiary of the Company) filed an initial complaint against the Company in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, alleging that the Company breached its January 5, 2001 employment agreement with Golden, which was entered into as a result of the merger between Colonial Direct and the Company. Mr. Golden claims that he terminated the agreement for "good reason," as defined in the agreement, and that we have failed to pay him severance payments and other benefits as well as accrued commissions and un-reimbursed expenses. In the initial complaint, Golden sought monetary damages from the Company in excess of $50,000 together with interest, attorney's fees and costs. On or about July 18, 2001, the Company filed its answer and affirmative defenses and counterclaims with the Circuit Court against Golden and Ben Lichtenberg ("Lichtenberg"), Golden's partner in Colonial Direct, denying all material allegations in the complaint, affirmatively alleging that Golden is not entitled to any severance payments because he was terminated for cause for his insubordination, failure to follow directives of our board of directors and for breaches of fiduciary duty to the Company. The Company also alleged certain other breaches.

As of October 23, 2002 the Company has settled its dispute with Lichtenberg, and as of December 30, 2002, the Company entered into a definitive settlement agreement with Golden. Under the terms of the settlement with Lichtenberg, a full mutual general release and covenant not to sue was entered into with no payments to or by the Company. The settlement agreement with Golden brings to closure all lawsuits between the parties. Specifically, under the terms of the agreement, Golden and the Company have entered into a full general release of any and all outstanding obligations between the parties, and in consideration, the Company redeemed 50,000 Shares of Series B Preferred Stock having an aggregate par value of $500,000 in exchange for 3,000,000 unregistered common shares of the Company subject to a one year lock-up. In addition, Golden will receive from the Company $7,000 per month for 12 months and thereafter, $5,000 per month for approximately 34 months. In a separate settlement agreement, Leonard Sokolow, the Company's President and Chief Executive Officer, and Timothy Mahoney, the Company's Chief Operating Officer and Chairman, privately purchased 4,500,000 shares of Golden's vFinance, Inc. Common Stock.

On August 20, 2001, we entered into a Securities Exchange Agreement by means of which we acquired the membership interests in two related companies, Critical Investments, LLC, a Delaware limited liability company ("Critical Investments"), and Critical Advisors, L.L.C., a Virginia limited liability company ("Critical Advisors"). Critical Investments manages Critical Infrastructure Fund, L.P. ("Critical Infrastructure LP"), a Delaware limited partnership. Critical Advisors manages Critical Infrastructure Fund, Ltd. ("Critical Infrastructure Ltd."), an international business company organized and existing under the laws of the British Virgin Islands and receives (i) a management fee equal to 1% of the net asset value of Critical Infrastructure Ltd. and (ii) a performance fee equal to 20% of the increase in net asset value of Critical Infrastructure Ltd. Critical Infrastructure LP and Critical Infrastructure Ltd. are the sole general partners in, owning 96% and 4%, respectively, and conduct their investment and trading activity through Critical Infrastructure Fund (BVI), LP, a limited partnership organized and existing under the laws of the British Virgin Islands, which holds a portfolio of securities. A determination has been made to liquidate the funds. The SEC has commenced a non-public investigation relating to Critical Infrastructure LP, Critical Investments and Critical Advisors. The Company is cooperating with this investigation. Critical Investments and Critical Advisors changed their names to vFinance Investors, LLC and vFinance Advisors, LLC, respectively, subsequent to the acquisition.

On August 14, 2002, Henry S. Snow and Sandra L. Snow filed a complaint against Colonial Direct and vFinance, Inc. in the Circuit Court of the 15th Judicial Circuit in Palm Beach County, Florida. The claim alleges "Breach of Contract" and "Unjust Enrichment" and seeks damages of $250,000 plus interest and court costs. It is alleged that Colonial Direct defaulted on a Promissary Note in the principal amount of $250,000. The Company believes their claim is without merit and will vigorously defend the action.

On January 12, 2003, MP 830 Third Avenue LLC ( the Landlord), filed a claim against First Colonial, vFinance, Inc. and vFinance Investments Inc. in the Supreme Court of the State of New York, alleging the abandonment of leased facilities and seeking payment of the related rent. The lease was for a term of seven years expiring on December 31, 2006. First Colonial allegedly ceased paying rent as of July 1, 2002. After applying First Colonial's security deposit of $200,000, the Landlord is seeking $59,868 plus any further rent due until such time as they can successfully relet the premises at a similar rate. The Company (s) believe that their claim is without merit and will vigorously defend the action.

PROCEEDINGS INVOLVING FIRST COLONIAL SECURITIES GROUP, INC.

On May 15, 2001, Louis D'Alessio filed a claim with the NASD against First Colonial and Joel Kamphuis. His claim alleges compensatory damages in an amount between $100,000 and $500,000 plus unspecified punitive damages. He alleges unfair business practices, violation of the federal securities act, violation of state securities statutes, and common law fraud. vFinance Investments believes that their claim is without merit and is vigorously defending the action. This matter was settled on June 24, 2002 in the amount of $16,250.

On January 22, 2002, Josephine and Frank Oliveri filed a claim with the NASD against First Colonial and Anthony Guglieri. Their claim alleges compensatory damages of $192,286.50 plus interest and punitive damages of $100,000. They allege unsuitable investments, unauthorized trading, excessive trading and lack of supervision. vFinance Investments believes that their claim is without merit and is vigorously defending the action. We anticipate that this matter will result in a settlement of approximately $35,000.

On October 3, 2001, Sterling Financial Investment Group filed a claim with the NASD against vFinance Investment, Michael Kraft, Mickey Dubberly and Jaret Brietstein. Their claim alleges compensatory damages and punitive damages to not exceed the sum of $500,000. They alleged vFinance Investments offered and made significant cash payments to Sterling's employees, Kraft, Dubberly and Brietstein to entice them to break their written employment agreements with Sterling and work for vFinance Investments. This matter was settled on September 6, 2002 in the amount of $500.

On August 14, 2001, Rosario Catanzarite, Joann Catanzarite, Anna Piegaro, Brian Catanzarite and Dina Catanzarite filed a claim with the NASD against First Colonial, Rodney Strong, Glen Merendino, Michael Golden, Lewis Maniloff, and Steven Schwartz. Their claim alleges compensatory damages in the amount of $125,000 plus interest. They allege that Mr. Merendino completely abused their trust, processed unsuitable trades, coupled with abusive use of margin. This matter was settled on November 27, 2002 in the amount of $30,000.

We are engaged in a number of other legal proceedings incidental to the conduct of our business. These claims aggregate a range of $140,000 to $1,395,000. In the opinion of our management, our company is adequately insured against the claims relating to such proceedings, and any ultimate liability arising out of such proceedings will not have a material adverse effect on the financial condition or results of operations of our company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the fourth quarter of our 2002 fiscal year.

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

The following table sets forth the closing high and low bid information for our common stock for the periods indicated below, as reported by the National Quotation Bureau during such periods:




                        High      Low
2001

1st Quarter             0.97      0.31
2nd Quarter             0.21      0.50
3rd Quarter             0.46      0.22
4th Quarter             0.88      0.15

2002

1st Quarter             0.60      0.30
2nd Quarter             0.51      0.25
3rd Quarter             0.27      0.11
4th Quarter             0.20      0.06



The foregoing quotations supplied by the National Quotations Bureau reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

We are authorized to issue 75,000,000 shares of common stock, of which 29,851,570 shares were issued and outstanding as of March 27, 2003. We are authorized to issue up to 2,500,000 shares of preferred stock, none of which are currently issued or outstanding. The number of stockholders of record for the Common Stock as of March 27, 2003 is 312.

We have not paid any cash dividends since inception, and we do not anticipate paying any cash dividend in the foreseeable future.

Our transfer agent is North American Transfer Co., Freeport, New York 11520.

RECENT SALES OF UNREGISTERED SECURITIES

On November 8, 2002 the Company sold 100,000 unregistered shares at a price of $0.11 per share for a total consideration of $11,000 to Pittsford Capital Warrant Partners, LLC.

The above noted securities issued to the investors were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder because the securities were acquired in a privately negotiated transaction by sophisticated investors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was recently released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to our consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

GENERAL. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

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

The Company may receive equity instruments which include stock purchase warrants and common and preferred stock from companies as part of its compensation for investment-banking services that are classified as investments in trading securities on the balance sheet, if still held at the financial reporting date. Primarily all of the equity instruments are received from small public companies. The Company recognizes revenue for such stock purchase warrants when received based on the Black Scholes valuation model. On a monthly basis the Company recognizes unrealized gains or losses in the statement of operations based on the changes in value in the stock purchase warrants as determined by the Black Scholes valuation model.

Realized gains or losses are recognized in the statement of operations when the related stock purchase warrant is exercised and sold. For the years ended December 31, 2002 and 2001, the Company recognized $1,233,687 and $1,756,411 of revenue in connection with the receipt of equity instruments.

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

As of December 31, 2002, certain transactions in process may result in the Company receiving equity instruments or stock purchase warrants in subsequent periods as discussed above. In such event, the Company will recognize revenue related to the receipt of such equity instruments consistent with the aforementioned policies.

The Company sells two types of listings to its website: (i) perpetual listings to venture capital vendors, who are interested in providing services to other companies or individuals; and (ii) three-month listings to entrepreneurs who have new business ideas to sell. Revenue related to the listings is generally recognized over the terms of such listings. Website revenues are concentrated primarily in the United States but are not concentrated in any particular region of the country or with any individual or group. Fees related to such listings are included in "other" in the statements of operations for the years ended December 31, 2002 and 2001.

CLEARING ARRANGEMENT. We do not carry accounts for customers or perform custodial functions related to customers' securities. We introduce all of their customer transactions, which are not reflected in these financial statements, to their respective clearing brokers, which maintain the customers' accounts and clear such transactions. Additionally, our clearing firm provides the clearing and depository operations for our proprietary securities transactions. These activities may expose our broker dealer off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing broker, as our broker dealer has agreed to indemnify our clearing firm.

CUSTOMER CLAIMS. In the normal course of business, our operating subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In general, the cases involve various allegations that our employees had mishandled customer accounts. Based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. However, we have in the past been assessed damages that exceeded our reserves. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims, or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income would be reduced.

STOCK BASED COMPENSATION. Upon the consummation of an advisory, consulting, capital or other similar transactions the Company may distribute equity instruments or proceeds from the sale of equity instruments to its employees. These distributions are made at the Company's discretion on a case by case basis as determined by the role of the employee and the nature of the transaction. At December 31, 2002 and 2001, accrued payroll of $221,447 and $254,625, respectively, was owed to current employees of the Company in connection with equity investments received as compensation.

FAIR VALUE. "Trading securities owned" and "Securities sold, not yet purchased" on our consolidated statements of financial condition are carried at fair value or amounts that approximate fair value, with related unrealized gains and losses recognized in our results of operations. The determination of fair value is fundamental to our financial condition and results of operations and, in certain circumstances, it requires management to make complex judgments.

Fair values are based on listed market prices, where possible. If listed market prices are not available or if the liquidation of our positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations. Fair values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions.

Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. Changes in the fixed income and equity markets will impact our estimates of fair value in the future, potentially affecting principal trading revenues. The illiquid nature of certain securities or debt instruments also requires a high degree of judgment in determining fair value due to the lack of listed market prices and the potential impact of the liquidation of our position on market prices, among other factors.

GOODWILL AND OTHER INTANGIBLE ASSETS ("FAS 142"). The provisions of FAS 141 eliminated the pooling-of-interests method of accounting for business combinations consummated after June 30, 2001. We adopted FAS 141 on July 1, 2001 and it did not have a significant impact on our financial position or results of operations. Under the provisions of FAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. We adopted the new accounting rules beginning January 1, 2002. Management is currently assessing the financial impact FAS 142 will have on the consolidated financial statements, but they do not believe it will be material.

The value of the Company's goodwill is exposed to future adverse changes if the Company experiences declines in operating results or experiences significant negative industry or economic trends or if future performance is below historical trends. The Company periodically reviews intangible assets and goodwill for impairment using the guidance of applicable accounting literature. We are subject to financial statement risk to the extent that the goodwill and other intangible assets become impaired. During the year ended December 31, 2002, we did not record any impairment losses related to goodwill and other intangible assets. It is expected that the adoption of FAS 142 may result in a one-time, non-cash charge.

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

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

STATEMENTS OF OPERATIONS

Business Environment

The securities industry is highly competitive and sensitive to many factors and is directly affected by general economic and market conditions, including the volatility and price level of securities markets; the volume, size, and timing of securities transactions; the demand for investment banking services and changes in interest rates. All such conditions have an impact on commissions, trading and investment income as well as on liquidity. In addition, a significant portion of the Company's expenses are relatively fixed and do not vary with market activity. Consequently, substantial fluctuations can occur in the Company's revenues and net income from period to period due to these and other factors.

In addition, the Company has faced increasing competition from commercial banks and other sources as these institutions begin to offer more investment banking and financial services traditionally only provided by securities firms. The effect of the consolidation of the securities industry of recent years means that a variety of financial services companies have merged to offer a broader spectrum of investment products and such competitors have substantially greater financial resources than the Company. The Company is also experiencing increasing regulation in the securities industry, particularly affecting the over-the-counter markets, making compliance with regulations more difficult and costly. At present, the Company is unable to predict the extent of the changes, or their potential effect on the Company's business.

Outlook

The Company's long-term plan is to continue to add independent contractors and expand existing offices by hiring experienced professionals, thus maximizing the potential of each office and expanding the development of existing retail brokerage, trading, investment banking, investment advisory and other activities. Equally important is the search for viable acquisition and merger candidates. As opportunities are presented, it is the intention of the Company to pursue growth by acquisition or merger where a comfortable match can be found in terms of corporate goals and personnel and at a price or valuation that would provide the Company's shareholders with incremental value.

Results of Operations

Markets in fiscal 2002 continued to be both volatile and repressed. The ongoing ramifications from the rapid devaluation of technology stocks in 2000 followed closely by the terrorist attacks of September 11, 2001 and more recently the discovery of fraudulent accounting practices and subsequent bankruptcies at several major corporations, provides slim hope for a significant rebound in the securities markets. The securities markets may also be affected by the fact that the war in Iraq will cost greater than $70 billion.

Despite the gloomy economic outlook, the Company remains guardedly optimistic. During 2002, its revenues grew by close to 25% and its net loss was reduced dramatically. In the upcoming fiscal year, the Company will continue with its operating plan focused on efficiencies. Cost saving measures have been, and will continue to be, implemented throughout the organization. Acquisitions or mergers may still present growth opportunities as the valuations of synergistic companies continue to be depressed.

The following table and discussion summarizes the changes in the major revenue and expense categories for the past two years.


                                       Years ended December 31,
                      ----------------------------------------------------------
                                  2002                        2001
                       --------------------------- -----------------------------
                          Revenues   % of Revenues  Revenues      % of Revenues

Revenues:
 Commissions - agency   $ 9,736,476       50%     $  6,799,700        43%
 Trading Profits          3,861,068       20%        4,774,010        30%
 Success fees             3,255,587       17%        2,493,671        16%
 Consulting and retainers 1,481,453        8%          761,061         5%
 Other brokerage related
  income                    633,849        3%          567,077         4%
 Other                      410,186        2%          373,704         2%
                         ----------     ------      ----------      -------
Total revenues           19,378,619      100%       15,769,223       100%
                         ----------     ------      ----------      -------
Cost of revenues:
 Commissions              9,955,324       51%        7,861,258        50%
 Clearing and
  transaction costs         833,784        4%        1,754,446        11%
 Other                       35,002        1%           46,695         0%
                         ----------     ------      ----------      -------
Total cost of revenues   10,824,110       56%        9,662,399        61%
                         ----------     ------      ----------      -------
Gross profit              8,554,509       44%        6,106,824        39%
                         ----------     ------      ----------      -------
Other expenses:
 General and
  administrative          8,317,561       44%        9,110,274        58%
 Write-off of goodwill         -           0%        8,582,020        55%
 Net loss on trading
  securities                (22,682)       0%           79,827         1%
 Professional fees          725,003        4%        1,006,696         7%
 Provision for bad debts    593,121        3%          349,049         2%
 Legal litigation           212,490        1%          215,018         1%
 Net unrealized loss on
  investments held for
  trading and stock
  purchase warrants          91,810        0%        1,443,878         9%
 Depreciation and
  amortization              203,897        1%          958,711         6%
 Amounts forgiven under
  forgivable loans          229,597        1%          956,543         6%
 Stock based compensation    70,560        0%          517,675         3%
 Write-off of refundable
  income taxes              139,513        1%             -            0%
                         ----------     ------      ----------      -------
Total other expenses     10,560,870       55%       23,219,691       148%
                         ----------     ------      ----------      -------
Loss from operations     (2,006,361)     (11)%     (17,112,867)     (109)%
Interest and dividend
 income (expense)          (228,937)      (1)%        (340,993)       (2)%
                         ----------     ------      ----------      -------
Net Loss                $(2,235,298)     -12%     $(17,453,860)     -111%
                         ==========                 ==========



Total revenues were $19,378,619 for the year ended December 31, 2002 as compared to $15,769,223 for the year ended December 31, 2001, an increase of $3,609,396, or 23%. The increase in revenues was in all categories; Brokerage and Trading increased $2,090,606, or 17% from the prior year, and Investment Banking/Consulting increased $1,482,308, or 47%, from the prior year. The revenue increase was primarily a result of ongoing recruiting efforts to attract seasoned professionals with high profile clientele and relationships.

Cost of revenues was $10,824,110 for the year ended December 31, 2002 as compared to $9,662,399 for the year ended December 31, 2001, an increase of $1,161,711, or 12%. The chart below compares each of the three segments of our business revenues, cost of revenues, gross profit and gross profit margin for the years ended December 31, 2002 and 2001.


                                           Investment
                          Brokerage         Banking
                         and Trading       Consulting          Other             Total
                         -----------       -----------       -----------       -----------

2001

Revenues                 $12,140,787       $ 3,254,732       $   373,704       $15,769,223
Cost of Revenues           8,655,602           960,102            46,695         9,662,399
                         -----------       -----------       -----------       -----------
Gross Profit             $ 3,485,185       $ 2,294,630       $   327,009       $ 6,106,824
                         ===========       ===========       ===========       ===========
GROSS PROFIT MARGIN            28.7%             70.5%             87.5%             38.7%
                         ===========       ===========       ===========       ===========
2002

Revenues                 $14,231,393       $ 4,737,040       $   410,186       $19,378,619
Cost of Revenues           8,542,809         2,246,299            35,002        10,824,110
                         -----------       -----------       -----------       -----------
Gross Profit             $ 5,688,584       $ 2,490,741       $   375,184       $ 8,554,509
                         ===========       ===========       ===========       ===========
GROSS PROFIT MARGIN            39.9%             52.5%             91.4%             44.1%
                         ===========       ===========       ===========       ===========



Gross profit was $8,554,509 for the year ended December 31, 2002 as compared to $6,106,824 for the year ended December 31, 2001, an increase of $2,447,685, or 40%. Gross profit margin for the year ended December 31, 2002 was 44% as compared to 39% for the year ended December 31, 2001. The increase in gross profit margin was primarily due to reduced commission payouts to brokers and traders as well as a concerted effort to reduce the costs of doing business, including reducing information services available to brokers and traders. This was partially offset by enhanced compensation plans implemented to attract and recruit new investment bankers.

General and administrative expenses were $8,317,561 for the year ended December 31, 2002 as compared to $9,110,274 for the year ended December 31, 2001, a decrease of $792,713, or 9%. This decrease is primarily attributable to the Company's cost savings measures such as headcount reductions and consolidation of its leased space. Furthermore, the Company is consciously limiting its spending in this difficult economic environment.

At December 31, 2001, we wrote off the unamortized goodwill of $8,582,020 remaining from the acquisition of First Level, Colonial and Critical. It was determined that there was no need for any further write down of goodwill at December 31, 2002.

We determined that, as of December 31, 2001, a write-down of the goodwill related to the NWH acquisition was necessary as our projections of the future operating results of First Level indicated impairment. The year end 2001 analysis of the operating results of First Level was performed as part of the Company's normal budgeting process for the upcoming year (2002). Based on such projections and other analysis, we took an impairment charge aggregating $876,000, related to NWH goodwill. Goodwill remaining as of December 31, 2002 and 2001 totaled $420,000. The remaining $420,000 is a conservative estimate based on the fact that the majority of First Level Capital employees were still with the Company at December 31, 2002.

We determined that, as of December 31, 2001, a write-down of the goodwill related to the Colonial acquisition was necessary as our projections of future operating results indicated impairment. The year end 2001 analysis of the operating results of Colonial was performed as part of the Company's normal budgeting process for the upcoming year (2002). Further, because we closed the operations formerly associated with Colonial and withdrew its broker license, as of December 31, 2001, there does not appear to be a significant opportunity for any future operations. Therefore, we wrote off the entire remaining unamortized purchase goodwill of approximately $7,400,000.

We determined that, as of December 31, 2001, a write-down of the goodwill related to the acquisition of Critical was required. We recorded an impairment of approximately $250,000 and no goodwill remains at December 31, 2001.

Net loss (gain) on trading securities was a loss of $22,682 for the year ended December 31, 2002 as compared to a gain of $79,827 for the year ended December 31, 2001. The change was primarily due to the sale of certain securities at prices lower than the fair value reflected in prior periods.

Professional fees were $725,003 for the year ended December 31, 2002 as compared to $1,006,696 for the year ended December 31, 2001, a decrease of approximately $281,693, or 28%. The decrease was primarily due to decreases in accounting, legal and consulting fees primarily attributable to the Company's increased utilization of its internal professional staff.

Provision for bad debts was $593,121 for the year ended December 31, 2002 as compared to $349,049 for the year ended December 31, 2001, an increase of approximately $244,072, or 70%. The increase was primarily due to increases in revenues and difficulties experienced collecting retainer fees in this difficult investment-banking climate. Retainer fees are recognized as services are provided. We provide for credit losses at the time we believe accounts receivable may not be collectible. Our evaluation is made and recorded on a monthly basis. Credit losses have not exceeded management's expectations.

Net unrealized loss on investments held for trading and stock purchase warrants was $91,810 for the year ended December 31, 2002 as compared to $1,443,878 for the year ended December 31, 2001, a decrease of approximately $1,352,068, or 94%. The increase in value was primarily due to an increase in the market value of investments held by the Company in conjunction with equity instruments received from various investment banking clients.

Depreciation and amortization was $203,897 for the year ended December 31, 2002 as compared to $958,711 for the year ended December 31, 2001, a decrease of $754,814, or 79%. The decrease was primarily a result of the Company adopting FAS 144, which prohibits amortization of goodwill related to acquisitions.

At December 31, 2002 the Company had $140,000 currently due from employees and $114,660 of long-term notes receivable from employees. These represent monies advanced to employees as a condition of employment. These advances are ratably forgiven over a five year period, between years 2-6, as long as the employee remains with the Company. Management has provided this benefit to attract qualified brokers. Amounts forgiven under forgivable loans of $229,597 at December 31, 2002 relates to the forgiven portion of advances previously given to employees. During its term, the loan ratably becomes income to the employee and an expense to the Company. If the employee leaves before forgiveness of the loan is completed, the remaining amount becomes immediately due and payable.

Stock based compensation was $70,560 for the year ended December 31, 2002 as compared to $517,675 for the year ended December 31, 2001 a decrease of $447,115, or 86%. This decrease was due to a concerted effort by management to enter into fewer agreements involving payments in common stock (stock performance plans). Stock based compensation includes the issuance of common stock and common stock options. The common stock is valued at the fair value at the date of issuance. The fair value of the options is estimated using the Black-Scholes valuation model.

Interest and dividend income aggregating $228,937 for the year ended December 31, 2002 and $340,993 for the year ended December 31, 2001 relates to income earned on our cash balances. This decrease results from the combined impact of our cash balance has decreasing during the year, and interest rates available on investments continuing to decline.

We do not believe our operations are materially affected by inflation and or by seasonal fluctuations. Our main lines of business are directly affected by higher interest rates, the volatility of the stock market and capital markets, and are reliant on the continuation of mergers and acquisitions and related financings in the entrepreneurial marketplace.

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities of $1,564,486 in fiscal year 2002 was primarily attributable to increases in accounts receivable combined with decreases in accounts payable and accrued liabilities, in addition to the Company's net loss adjusted for such non-cash items as non-cash fees received, provision for doubtful accounts and non-cash compensation.

Net cash used in investing activities of $104,018 during fiscal year 2002 was attributed to purchases of equipment, primarily computer related. The Company expects to continue to make investments to upgrade its existing IT infrastructure in order to handle anticipated growth and expansion.

Net cash provided by financing activities of $1,518,209 during fiscal year 2002 was primarily attributable to proceeds from a credit agreement with UBS Americas, Inc., of which the Company borrowed $1,500,000 in January 2002.

The Company believes that its cash on hand and cash generated from its operations should be sufficient to satisfy its working capital and capital expenditure requirements through fiscal year 2003

 FUTURE AND CONTINGENT LIABILITIES:

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
                      -------------------------------------
                                   YEAR AMOUNT
                      =====================================
                            2003      $  561,481
                            2004         488,523
                            2005         288,565
                            2006         288,565
                            2007         288,565
                            Thereafter   192,377
                                        --------
                            TOTAL     $2,108,076
                                       =========

Total rent expense under operating leases, including space rental, totaled approximately $871,828and $1,433,057 for the years ended December 31, 2002 and 2001.

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

Subsequent events:

On January 1, 2003, the Company entered into a Joint Venture Agreement with JSM, a retail brokerage operations headquartered in New York and founded by John S. Matthews (who was also, at the same time, named the President of vFinance's Retail Brokerage Division). In exchange for a 19% equity position in JSM, vFinance will merge its "company-owned" retail branches into JSM. Upon such merger, JSM will become an independent contractor of the Company. It is anticipated that the merger will take place effective April 15, 2003.

On January 1, 2003, the Company entered into an eighteen (18) month employment agreement with John S. Mathews in the capacity of President of vFinance Investments, Inc., Retail Brokerage Division. The Agreement shall automatically be extended for additional one-year periods beginning at the initial eighteen
(18) month anniversary, unless the Company or Matthews provides notice of non-renewal ninety (90) days prior to an anniversary date. Under the terms of this Agreement, Matthews will receive a base salary, discretionary bonuses and a certain amount of stock options subject to a specified vesting period. The Agreement also contains provisions related to severance and change of control upon the occurrence of certain events.

On February 27, 2003, the Company entered into an agreement whereby Arend Verweij and Hoss Bozorgzad, independent contractors of the Company, purchased 1,500,000 unregistered common shares at a price of $0.0867 for a total consideration of $130,000.

                          ITEM 7. FINANCIAL STATEMENTS.

                                 vFinance, Inc.

                        Consolidated Financial Statements

                     Years ended December 31, 2002 and 2001

                                    CONTENTS



Report of Independent Auditors........................................... F-1

Audited Financial Statements

Consolidated Balance Sheet............................................... F-2

Consolidated Statements of Operations ..................................  F-3

Consolidated Statements of Shareholders' Equity.......................... F-4

Consolidated Statements of Cash Flows.................................... F-5

Notes to Consolidated Financial Statements............................... F-6

                         Report of Independent Auditors

Board of Directors
vFinance, Inc.

We have audited the accompanying consolidated balance sheet of vFinance, Inc. as of December 31, 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of vFinance, Inc. at December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.





New York, New York                             /s/ Sherb & Co., LLP

March 27, 2003                              Certified Public Accountants
                                 vFINANCE, INC.
                           CONSOLIDATED BALANCE SHEET

                          Year ended December 31, 2002



Assets:
Current Assets:
 Cash and cash equivalents                                  $ 2,227,161
 Due from clearing broker                                        96,634
 Investments in trading securities                            1,241,897
 Accounts receivable, net of allowance for
  doubtful accounts of $269,028                                 229,462
 Forgivable loans - employees, current portion                  140,000
 Notes receivable - employees                                   147,443
 Prepaid expenses and other current assets                      103,067
                                                             -----------
Total Current Assets                                          4,185,664

Furniture and equipment, at cost:
 Furniture and equipment                                        397,419
 Internal use software                                          158,500
                                                             -----------
                                                                555,919
Less accumulated depreciation                                  (299,102)
                                                             -----------
Net furniture and equipment                                     256,817

Forgivable loans - employees                                    114,660
Goodwill                                                        420,000
Other assets                                                    152,094
                                                             -----------
Total Assets                                                $ 5,129,235
                                                             ===========

Liabilities and Shareholders' Equity:
Current Liabilities:
 Accounts payable                                           $   602,947
 Accrued payroll                                              1,097,264
 Other accrued liabilities                                      771,803
 Securities sold, not yet purchased                              69,569
 Notes payable, current portion                                 529,820
 Other                                                           36,592
                                                             -----------
Total Current Liabilities                                     3,107,995

Notes Payable - long term                                     1,500,000

Shareholders' Equity:
 Series A Convertible Preferred Stock,
  $0.01 par value; 122,500 shares authorized;
  0 shares issued and outstanding                                  -
 Series B Convertible Preferred stock,
  $0.01 par value; 50,000 shares authorized;
  0 issued and outstanding                                         -
 Common stock $0.01 par value, 75,000,000 shares
  authorized, 28,351,570 issued and outstanding                 283,521
 Additional paid-in-capital                                  24,151,797
 Deferred compensation                                          (12,420)
 Accumulated deficit                                        (23,901,658)
                                                             -----------
Total Shareholders' Equity                                      521,240
                                                             -----------
Total Liabilities and Shareholders' Equity                  $ 5,129,235
                                                             ===========




                           See Accompanying Notes
                                 vFINANCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Years ended December 31,
                                           -------------------------------------
                                               2002                   2001
                                           ---------------      ----------------
Revenues:
 Commissions - agency                        $ 9,736,476           $  6,799,700
 Trading profits                               3,861,068              4,774,010
 Success fees                                  3,255,587              2,493,671
 Consulting and retainers                      1,481,453                761,061
 Other brokerage related income                  633,849                567,077
 Other                                           410,186                373,704
                                              ----------             -----------
Total revenues                                19,378,619             15,769,223

Cost of revenues:
 Commissions                                   7,709,025              6,901,156
 Clearing and transaction costs                  833,784              1,754,446
 Success                                       2,012,245                876,102
 Consulting and retainers                        234,054                 84,000
 Other                                            35,002                 46,695
                                              ----------             -----------
Total cost of revenues                        10,824,110              9,662,399
                                              ----------             -----------
Gross profit                                   8,554,509              6,106,824
                                              ----------             -----------
Other expenses:
 General and administrative                    8,317,561              9,110,274
 Write-off of goodwill                              -                 8,582,020
 Net (gain) loss on trading securities           (22,682)                79,827
 Professional fees                               725,003              1,006,696
 Provision for bad debts                         593,121                349,049
 Legal litigation                                212,490                215,018
 Net unrealized loss on investments held
  for trading and stock purchase warrants         91,810              1,443,878
 Depreciation and amortization                   203,897                958,711
 Amounts forgiven under forgivable loans         229,597                956,543
 Write-off of refundable income taxes            139,513                   -
 Stock based compensation                         70,560                517,675
                                              ----------             -----------
Total other expenses                          10,560,870             23,219,691
                                              ----------             -----------
Loss from operations                          (2,006,361)           (17,112,867)
Interest (expense)                              (228,937)              (340,993)
                                              ----------             -----------
Net loss                                      (2,235,298)           (17,453,860)
Less: Preferred stock dividend                      -                   157,500
                                              ----------             -----------
Loss available to common stockholders        $(2,235,298)          $(17,611,360)
                                              ==========             ===========
Loss per share:

 Basic                                       $     (0.08)          $      (0.89)
                                              ==========             ===========
Weighted average number of common
 shares used in computing basic loss
 per share                                    26,716,408             19,810,285
                                              ==========             ===========

 Diluted                                     $     (0.08)          $      (0.89)
                                              ==========             ===========
Weighted average number of common
 shares used in computing diluted loss
 per share                                    26,716,408             19,810,285
                                              ==========             ===========


                             See Accompanying Notes
                                 vFINANCE, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                           Additional
                                                                                             Paid-in
                                                 Preferred Stock        Common Stock         Capital
                                                Shares     Amount    Shares     Amount       Common

Balances at December 31, 2000                    -        $ -      14,982,178  $ 149,822  $ 12,441,007
Issuance of shares in conjunction with
 acquistion of NW Holdings,Inc1,                 -          -       1,700,000     17,000     1,697,750
Issuance of shares in conjunction with
 acquistion of Colonial                       172,500      1,725    5,750,000     57,500     5,631,050
Golden Note Conversion                           -          -            -          -          500,000
Purchase Price adjustments                       -          -            -          -          (12,355)
Issuance of common shares in connection
 with Giachetti settlement                       -          -          50,000        500        17,000
Issuance of common shares in connection
 with Murray settlement                          -          -          80,000        800        26,400
Issuance of common shares in connection
 with Katz settlement                            -          -          50,000        500        24,500
SB2 post effective amendment issuance costs      -          -            -          -           (8,401)
Amortization of deferred compensation            -          -            -          -             -
Purchase of treasury stock                       -          -            -          -             -
Issuance of shares in conjunction with
 acquistion of Critical Infrastructure           -          -         400,000      4,000       320,000
Issuance of common shares in connection
 with services rendered- Insight                 -          -         125,000      1,250        36,250
SB2 post effective amendment issuance costs      -          -            -          -           (5,156)
Issuance of shares in conjunction with
Critical Infrastucture share purchase
agreement                                        -          -         877,193      8,772       241,228
Issuance of shares in conjunction with
Innovex share purchase agreement                 -          -         980,392      9,804       240,196
Issuance of shares in conjunction with
 Ryan leeds share purchase agreement             -          -         411,765      4,118        30,882
Issuance of common shares in connection
with services rendered                           -          -         557,867      5,579       333,346
Issuance of compensatory stock options
 and stock purchase warrants                     -          -            -          -            3,000
Issuance of compensatory stock options and
 stock purchase warrants                         -          -            -          -           24,000
Accrued dividends payable on preferred shares    -          -            -          -             -
Sale of Treasury Stock                           -          -            -          -             -
Softbank convertible note                        -          -            -          -          975,000
Amortization of deferred compensation            -          -            -          -             -
Net loss                                         -          -            -          -             -
                                              --------------------------------------------------------
Balances at December 31, 2001                 172,500      1,725   25,964,395    259,645    22,515,697

Issuance of shares in conjunction with World
 Ventures share purchase agreement               -          -          83,334        833        22,917
Issuance of shares in conjunction with AMRO
 share purchase agreement                        -          -         350,878      3,509        96,491
Accrued dividends payable on preferred shares    -          -            -          -             -
Treasury stock donation                          -          -            -          -            2,000
Dividend out of subsidiary                       -          -            -          -        2,219,331
Issuance of compensatory stock options and
 stock purchase warrants - Mark Wachs            -          -            -          -           49,680
Issuance of common shares in connection with
 consulting services rendered - Duplan & Kiett   -          -          50,000        500        13,000
Partial convertion of Softbank note              -          -         622,807      6,228        (6,228)
Reversal of compensatory stock purchase
 warrants (J.Wang)                               -          -            -          -          (24,000)
Amortization of Deferred Compensation
 -Duplan & Kieft                                 -          -            -          -             -
Amortization of Deferred Compensation
 -Mark Wach's                                    -          -            -          -             -
Amortization of Deferred Compensation
 -Tucy Caster                                    -          -            -          -             -
Reversal of Deferred compensation
 (Tucy cancel Options)                           -          -            -          -          (38,857)
Partial convertion of Softbank note              -          -         166,667      1,667        (1,667)
Issuance of shares in conjunction with
 Pittsford share purchase agreement              -          -         100,000      1,000        10,000
Convertion of Preferred A & B                (172,500)    (1,725)   4,225,000     42,250     1,432,750
Retirement of Treasury Stock                     -          -      (3,211,511)   (32,111)   (2,139,317)
Net Loss                                         -          -            -          -             -
                                            ----------------------------------------------------------
Balances at December 31, 2002                    -        $ -      28,351,570  $ 283,521  $ 24,151,797
                                            ==========================================================

                                           Additional
                                            Paid-in
                                            Capital    Deferred        Accumulated   Treasury    Shareholders'
                                           Preferred   Compensation      Deficit       Stock        Equity
                                           ---------------------------------------------------------------------
Balances at December 31, 2000                $ -        $ (127,206)    $ (4,212,500) $(2,166,768) $ 6,084,355
Issuance of shares in conjunction with
 acquistion of NW Holdings,Inc.                -              -                -             -      1,714,750
Issuance of shares in conjunction with
 acquistion of Colonial                   1,723,275           -                -             -      7,413,550
Golden Note Conversion                         -              -                -             -        500,000
Purchase Price adjustments                     -              -                -             -        (12,355)
Issuance of common shares in connection
 with Giachetti settlement                     -              -                -             -         17,500
Issuance of common shares in connection
 with Murray settlement                        -              -                -             -         27,200
Issuance of common shares in connection
 with Katz settlement                          -              -                -             -         25,000
SB2 post effective amendment issuance costs    -              -                -             -         (8,401)
Amortization of deferred compensation          -            19,800             -             -         19,800
Purchase of treasury stock                     -              -                -          (10,392)    (10,392)
Issuance of shares in conjunction with
 acquistion of Critical Infrastructure         -              -                -             -        324,000
Issuance of common shares in connection
 with services rendered- Insight               -              -                -             -         37,500
SB2 post effective amendment issuance costs    -              -                -             -         (5,156)
Issuance of shares in conjunction with
Critical Infrastructure share purchase
agreement                                      -              -                -             -        250,000
Issuance of shares in conjunction with
Innovex share purchase agreement               -              -                -             -        250,000
Issuance of shares in conjunction with
 Ryan leeds share purchase agreement           -              -                -             -         35,000
Issuance of common shares in connection
 with services rendered                        -              -                -             -        338,925
Issuance of compensatory stock options
 and stock purchase warrants                   -              -                -             -          3,000
Issuance of compensatory stock options and
 stock purchase warrants                       -           (24,000)            -             -           -
Accrued dividends payable on preferred
 shares                                    (157,500)          -                -             -       (157,500)
Sale of Treasury Stock                         -              -                -            7,732       7,732
Softbank convertible note                      -              -                -             -        975,000
Amortization of deferred compensation          -            48,749             -             -         48,749
Net loss                                       -              -         (17,453,860)         -    (17,453,860)
                                          --------------------------------------------------------------------
Balances at December 31, 2001             1,565,775        (82,657)     (21,666,360)   (2,169,428)    424,397

Issuance of shares in conjunction with World
 Ventures share purchase agreement             -              -                -             -         23,750
Issuance of shares in conjunction with AMRO
 share purchase agreement                      -              -                -             -        100,000
Accrued dividends payable on preferred
 shares                                    (126,875)          -                -             -       (126,875)
Treasury stock donation                        -              -                -           (2,000)       -
Dividend out of subsidiary                     -              -                -             -      2,219,331
Issuance of compensatory stock options and
 stock purchase warrants -Mark Wachs           -           (24,840)            -             -         24,840
Issuance of common shares in connection with
 consultingservices rendered, Duplan & Kiett   -            (4,500)            -             -          9,000
Partial convertion of Softbank note            -              -                -             -           -
Reversal of compensatory stock purchase
 warrants (J.Wang)                             -            24,000             -             -           -
Amortization of Deferred Compensation
 -Duplan & Kieft                               -             4,500             -             -          4,500
Amortization of Deferred Compensation
 -Mark Wach's                                  -            12,420             -             -         12,420
Amortization of Deferred Compensation
 -Tucy Caster                                  -            19,800             -             -         19,800
Reversal of Deferred compensation
 (Tucy cancel Options)                         -            38,857             -             -           -
Partial convertion of Softbank note            -              -                -             -           -
Issuance of shares in conjunction with
 Pittsford share purchase agreement            -              -                -             -         11,000
Convertion of Preferred A & B            (1,438,900)          -                -             -         34,375
Retirement of Treasury Stock                   -              -                -        2,171,428        -
Net Loss                                       -              -          (2,235,298)         -     (2,235,298)
                                         ---------------------------------------------------------------------
Balances at December 31, 2002                  -        $ ( 12,420)    $(23,901,658) $       -    $   521,240
                                         =====================================================================

                             See Accompanying Notes
                                 vFINANCE, INC.
                      Consolidated Statements of Cash Flows



                                                Years ended December 31,
                                           -------------------------------------
                                               2002                   2001
                                           ---------------      ----------------
Operating Activities
Net (loss)                                    $(2,235,298)         $(17,453,860)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
 Write-off of goodwill                               -                8,582,020
 Non-cash fees received                        (1,233,687)           (1,756,411)
 Depreciation and amortization                    203,897               958,711
 Provision for doubtful accounts                  586,109                20,621
 Non-cash compensation                            622,495                  -
 Income tax receivable write off                  139,513                  -
 Beneficial Conversion factor expense                -                  412,000
 Imputed Interest                                 117,820                  -
 Unrealized loss on investments, net              123,865             1,491,978
 Unrealized gain on warrants                      (32,055)              (48,100)
 Amount forgiven under forgiveable loan           229,597                  -
 Stock based compensation                          70,560                68,549
 Issuance of common stock and common stock
  options in conjunction with services
  rendered and legal settlements                     -                  449,125
 Changes in operating assets and liabilities, net
 Accounts receivable                             (363,065)              634,318
 Forgivable Loans                                 177,132                61,774
 Due from clearing broker                         (79,838)              807,982
 Notes receivable from employees                  (76,343)                 -
 Income tax receivable                               -                 (110,402)
 Investments in trading securities                296,923               866,542
 Other current assets                              30,018                  -
 Other assets and liabilities                     233,997             1,432,818
 Accounts payable and accrued liabilities        (391,714)              134,475
 Securities, sold not yet purchased                15,588                11,427
                                              ------------           -----------
 Net cash used in operating activities         (1,564,486)           (3,436,433)

 Investing Activities
  Purchase of equipment                          (105,677)             (161,805)
  Purchase of businesses                             -                 (920,427)
  Disposal of  businesses cash effect               1,659                  -
                                              ------------           -----------
 Net cash used in investing activities           (104,018)           (1,082,232)

 Financing Activities
  Changes in capital leases                       (16,166)              (65,289)
  Changes in current debt                         (31,875)                 -
  Proceeds from the note purchase agreement          -                  975,000
  Proceeds from credit agreement                1,500,000                  -
  Proceeds from issuance of common stock          134,750                  -
  Proceeds from issuance of common stock
   related to private placement net of
   cash and stock issuance costs                     -                  534,999
  Purchase of treasury stock, net                    -                   (2,660)
  Payment of long term debt                       (68,500)                 -
                                              ------------           -----------
 Net cash provided by financing activities      1,518,209             1,442,050


 Decrease in cash and cash equivalents           (150,295)           (3,076,615)
 Cash and cash equivalents at beginning
  of year                                       2,377,456             5,454,071
                                              ------------           -----------
 Cash and cash equivalents at end of year     $ 2,227,161          $  2,377,456
                                              ============           ===========


                             See Accompanying Notes
                                 vFinance, Inc.

                 Notes to the Consolidated Financial Statements


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

                                 vFinance, Inc.

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

Revenue Recognition (continued)

The Company may receive equity instruments which include stock purchase warrants and common and preferred stock from companies as part of its compensation for investment-banking services that are classified as investments in trading securities on the balance sheet, if still held at the financial reporting date. Primarily all of the equity instruments are received from small public companies. The Company recognizes revenue for such stock purchase warrants when received based on the Black Scholes valuation model. On a monthly basis the Company recognizes unrealized gains or losses in the statement of operations based on the changes in value in the stock purchase warrants as determined by the Black Scholes valuation model.

Realized gains or losses are recognized in the statement of operations when the related stock purchase warrant is exercised and sold. For the years ended December 31, 2002 and 2001, the Company recognized $1,233,687 and $1,756,411 of revenue in connection with the receipt of equity instruments.

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

As of December 31, 2002, certain transactions in process may result in the Company receiving equity instruments or stock purchase warrants in subsequent periods as discussed above. In such event, the Company will recognize revenue related to the receipt of such equity instruments consistent with the aforementioned policies.

The Company sells two types of listings to its website: (i) perpetual listings to venture capital vendors, who are interested in providing services to other companies or individuals; and (ii) three-month listings to entrepreneurs who have new business ideas to sell. Revenue related to the listings is generally recognized over the terms of such listings. Website revenues are concentrated primarily in the United States but are not concentrated in any particular region of the country or with any individual or group. Fees related to such listings are included in "other" in the statements of operations for the years ended December 31, 2002 and 2001.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or shareholders' equity.

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

Accounts and Notes Receivable.

Accounts and note receivable balances are reviewed monthly to determine the collectible of such receivables. The Company records both a specific and general reserve on such balances as deemed appropriate. Notes receivable are generally from employees and result from commission advances and deficits that may be generated by trading adjustments or open customer balances.

                                 vFinance, Inc.

             Notes to Consolidated Financial Statements (continued)

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

Investments

Investments are classified as trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. Any unregistered securities received contain a registration right within 1 year. Trading account assets, consisting of marketable equity securities and stock purchase warrants, are stated at fair value. At December 31, 2002, investments consisted of common stock and common stock purchase warrants held for resale. Gains or losses are recognized in the statement of operations as trading profits when the underlying shares are sold. The Company periodically receives equity instruments which include stock purchase warrants and common and preferred stock from companies as part of its compensation for investment-banking services. These instruments are stated at fair value in accordance with SFAS #115 "Accounting for certain investments in debt and equity securities" and EITF00-8 "Accounting by a grantee for an equity instrument to be received in conjunction with providing goods or services." Primarily all of the equity instruments are received from small public companies. The stock and the stock purchase warrants received are typically restricted as to resale, although, the company generally receives a registration right within one year. Company policy is to resell these securities in anticipation of short-term market movements. The Company recognizes revenue for such equity instruments based on the fair value of the stock and for stock purchase warrants based on the Black-Scholes valuation model. Realized gains or losses are recorded in the statement of operations when the security is sold. Unrealized gains or losses are recognized in the statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Net unrealized losses related to investments held for trading and stock purchase warrants as of December 31, 2002, and 2001, aggregated $91,810 and $1,443,878.

Investments in trading securities and securities sold, not yet purchased, consist of trading and investment securities at market values at December 31, 2002, as follows:


                                                        Sold, not yet
                                        Owned           Purchased
                                  ------------------------------------

        Corporate Bonds             $    9,815          $25,459
        Corporate Stocks               970,510           44,110
        Options                             50                -
        Warrants                       261,522                -
                                  ------------------------------------
        Total                       $1,241,897          $69,569
                                  ====================================

At December 31, 2002, restricted equity securities had an aggregate fair value of $399,970.

Securities Transactions

Proprietary securities transactions in regular-way trades are accrued and recorded on the trade date, as if they had settled. Profit and loss arising from all securities and commodities transactions entered into for the account and risk of the Company are recorded on a trade date basis. Customers' securities and commodities transactions are reported on a settlement date basis with related commission income and expense reported on a trade date basis.

Amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the statement of financial condition.

                                 vFinance, Inc.

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

Financial Instruments with Off-Balance Sheet Risk

The securities transactions of the Company's customers are introduced on a fully disclosed basis with a clearing broker-dealer. The Company holds no customer funds or securities. The clearing broker-dealer is responsible for execution, collection of and payment of funds, and receipt and delivery of securities relative to customer transactions. Off-balance sheet risk exists with respect to these transactions due to the possibility that customers may be unable to fulfill their contractual commitments wherein the clearing broker-dealer may charge any related losses to the Company. The Company seeks to minimize this risk through procedures designed to monitor the creditworthiness of its customers and to ensure that customer transactions are executed properly by the clearing broker-dealer.

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

Upon the consummation of an advisory, consulting, capital or other similar transactions the Company may distribute equity instruments or proceeds from the sale of equity instruments to its employees. These distributions are made at the Company's discretion on a case by case basis as determined by the role of the employee and the nature of the transaction. At December 31, 2002 and 2001, accrued payroll of $221,447 and $254,625, respectively, was owed to current employees of the Company in connection with equity investments received as compensation.

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

Furniture and Equipment

Furniture and equipment are stated on the basis of cost less accumulated depreciation and consists primarily of computer equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, 2-5 years, for financial reporting purposes. Depreciation expense for the years ended December 31, 2002 and 2001, totaled $203,897 and $259,417, respectively.

Goodwill

The carrying value of goodwill as well as other long-lived assets are reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the assets will not be recoverable, as determined based on the undiscounted estimated cash flows of the Company over the remaining amortization period, the Company's carrying values of the assets would be reduced to their estimated fair values in accordance with Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("FAS 144"). See Note 4.

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

                                 vFinance, Inc.

Statement of Cash Flows

Supplemental disclosure of cash flow information:


                                                 2002             2001
                                              ----------       ----------
Cash paid for interest
 during the year                               $91,929             --


Non-cash items affecting the
 statements of cash flows are as follows:

                                                 2002             2001
                                              ----------       ----------
  Beneficial conversion related to
   Softbank note payable                           --            $412,000

  Accrual of Series A and B Preferred
   Stock dividends                                 --            $157,500


Earnings per Share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS No. 128"). In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number of shares of common stock outstanding and diluted earnings per share is computed using the weighted average number of shares of common stock and the dilutive effect of options and warrants outstanding, using the "treasury stock" method. The Company had 0 and 481,927 options, respectively, at December 31, 2002 and 2001, not included in diluted earnings per share because the options and warrants would be anti-dilutive because the Company had a net loss.

Forgivable Loans

In order to remain competitive in the marketplace, the Company granted forgivable loans to certain employees. The terms of the loans range from two to five years with scheduled maturity dates from 2002 to 2005. For each year the employee is in good standing with the Company, the Company forgives a ratable portion of the principal and related interest and charges this amount to compensation expense. If the employee is terminated, the principal balance is due and payable within 120 days. The loans do not bear interest and interest is not imputed as collectibility of any such interest would not be probable. As of December 31, 2002, the balance of the forgivable loans was $254,660, of which $140,000 is classified as current. The remaining long-term portion of $114,660 is scheduled for forgiveness as follows: $140,000 in 2003, $105,160 in 2004 and $9,500 in 2005.

Due from Clearing Broker

Receivables from brokers and dealers consist primarily of amounts due from the Company's clearing organization, which provides clearing and depository services for brokerage transactions on a fully disclosed basis.

                                 vFinance, Inc.

3. ACQUISITIONS

 On January 4, 2001, the Company closed on the merger of Colonial, acquiring all of its outstanding capital stock. The acquisition was accounted for under the purchase method of accounting. The results of operations of Colonial for the period January 1, 2001 through January 3, 2001 were not material. The purchase price consisted of the issuance of 5,750,000 common shares of stock, the issuance of 625,000 stock options, the conversion of 490,000 stock options, the issuance of 585,000 common stock purchase warrants and the issuance of 172,500 preferred shares of stock for total consideration of approximately $7,400,000. The 5,750,000 common shares were valued at $0.81 per share or ($4,657,500), which was the closing price on January 4, 2001. The 625,000 stock options were valued at $0.58 per share or ($362,500) as determined by the Black-Scholes valuation model. The conversion of the 490,000 stock options were valued at $0.58 per share or ($284,200) as determined by the Black-Scholes valuation model. The 585,000 common stock purchase warrants were valued at $0.58 per share or ($339,300) as determined by the Black-Scholes valuation model. The 172,500 preferred shares were valued at the liquidation preference value of $10 per share or ($1,725,000). The purchase price was allocated to the assets acquired and the liabilities assumed with the excess of such purchase price of approximately $8,100,000 allocated to goodwill, which was being amortized over 15 years. (See Note 4.)

The Colonial merger shares were issued on a pro rata basis to shareholders based on their relative ownership of Colonial common stock, except for twenty percent (20%) of the 5,750,000 common shares of stock, totaling approximately 1,150,000 shares, which were withheld from the Majority Shareholders and placed in escrow for a term of six months subject to offset by the Company to cover losses or damages to the Company due to breaches by the Majority Shareholders of their representations, warranties or covenants contained in the Colonial merger agreement. As part of a meeting held on June 28, 2002 and pursuant to Delaware General Corporation Law, the Company's Board of Directors approved a dividend to the Company's Series A Preferred Shareholders of all the common stock of Colonial. The impact of the dividend on the Company's consolidated balance sheet at that time was as follows:

               Reduction of Total Assets.................$  362,513
               Reduction of Total Liablilities...........$2,581,841
               Net Increase in Book Value................$2,219,328

Prior to Colonial's acquisition by the Company, Colonial had entered into certain debt instruments. These amounts remained unpaid subsequent to the acquisition by the Company and the corresponding liabilities were included in the dividend to the Company's Series A Preferred Shareholders.

 As previously noted, on January 4, 2001, the Company closed on the merger of NWH acquiring all of its outstanding capital stock. The acquisition was accounted for under the purchase method of accounting. The results of operations of NWH for the period from January 1, 2001 through January 3, 2001, were not material. The purchase price consisted of the issuance of 1,700,000 common shares of stock, the issuance of 575,000 stock options and cash of $1,000,000 for total consideration of $2,714,750. The 1,700,000 common shares were valued at $0.81 per share, ($1,377,000) which was the closing price on January 4, 2001. The 575,000 stock options were valued at $0.58 per share, ($333,500) as determined by the Black-Scholes valuation model.The purchase price was allocated to the assets acquired and the liabilities assumed with the excess of such purchase price of approximately $1,300,000 allocated to goodwill, which was being amortized over 15 years. (See Note 4.)

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

As previously noted on August 20, 2001, the Company closed on the acquisition of all of the membership interests of Critical for total consideration of approximately $325,000 and the results of operations of Critical are included in the consolidated results of operations from August 20, 2001.The $325,000 consideration consists of 400,000 common shares valued at $0.36 per share, ($144,000) which was the closing price on August 20, 2001, and 500,000 options and warrants valued at $0.36 per share as ($180,000) as determined by the Black-Scholes valuation model. The Company recorded approximately $270,000 of goodwill, related to the excess of the purchase price over the fair value which was being amortized over 15 years (see Note 4). The acquisition is immaterial to the consolidated financial statements taken as a whole. A determination has been made to liquidate the funds. The SEC has commenced a non-public investigation relating to Critical Infrastructure LP, Critical Investments and Critical Advisors. The Company is cooperating with this investigation.

                                 vFinance, Inc.

On May 29, 2002, the Company entered into a select asset purchase agreement (the "Agreement"), which was subsequently amended on June 17, 2002 (the "Amendment"), with Somerset Financial Partners, Inc., ("Somerset") a Delaware corporation to acquire certain of its assets. Through its subsidiaries, Somerset acted as a registered broker dealer and was engaged in other financial services including financial planning, insurance and mortgage brokerage. Pursuant to the Agreement and Amendment, effective June 17, 2002 the Company received the transfer of all agreed upon brokerage customers and client accounts as well as the registration of approximately 25 registered personnel of Somerset. Furthermore, as of such date, the Company began reflecting in its financial statements the applicable revenue production and other associated costs. Under the escrow agreement signed in conjunction with the Agreement and Amendment, the Company instructed its transfer agent to deliver to and in the name of its escrow agent a total of 3,000,000 shares of the Company's Common Stock (the "Escrowed Shares"). The Escrowed Shares will only be delivered to Somerset when Somerset achieves all the closing conditions. In August 2002, as all closing conditions of the Agreement and Amendment were not met as of the Amended Closing Date, the Company issued a default letter to Somerset (the "Default Letter"). Among other things, the Default Letter provided formal notice to Somerset of its default under the Agreement and Amendment. In October 2002, a formal termination notice was executed by the Company and Somerset and the Escrowed Shares were returned to the Company and cancelled.

In accordance with Financial Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" we have included all vested stock options issued by the company in exchange for outstanding awards held by employees of the acquiree as part of the purchase price.


4. IMPAIRMENT OF GOODWILL

In connection with the aforementioned mergers and acquisition, the Company recognized goodwill as follows: First Level, approximately $1,300,000; Colonial, approximately $8,100,000; and Critical, approximately $270,000. See Note 3 above.

Management determined that, as of December 31, 2001, a write-down of the goodwill related to the NWH acquisition was necessary as the Company's projections of the future operating results of First Level indicated impairment. Based on such projections and other analysis the Company took an impairment charge aggregating $876,000 related to NWH goodwill. Goodwill remaining as of December 31, 2002 and 2001 totaled $420,000. The remaining $420,000 is estimated based on the fact that the majority of First Level Capital employees still remained with the Company at December 31, 2002. The Company consolidated the operations of its various broker dealers for the period ended December 31, 2001 and changed its operating name to vFinance Investments, Inc.

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

The Company reported approximately $8,500,000 of goodwill write-downs for the year ended December 31, 2001 related to these acquisitions. This amount is included in the statement of operations under "write-off of goodwill.

                                 vFinance, Inc.

5. RELATED PARTY TRANSACTIONS

On November 8, 1999, the Company entered into three year employment agreements (the "Agreements") with the Company's Chief Executive Officer and President, who is the beneficial owner of 20.8% and 16.1% of the total outstanding common shares of the Company at December 31, 2002 and 2001, respectively, and the Company's Chief Operating Officer and Chairman, who is the beneficial owner of 20.8% and 16.1% of the total outstanding common shares of the Company at December 31, 2002 and 2001, respectively (collectively the "Primary Shareholders"). Under the terms of the Agreements, which are renewable as directed by a majority vote of the board of directors, each individual shall receive (i) an initial base salary of $150,000 per annum for the first year with a 5% increase per annum beginning one year from the date of the Agreements (the Company's board of directors may increase such salaries at their discretion);
(ii) discretionary bonuses as determined by the Company's board of directors primarily based on each individuals performance; and (iii) incentive compensation paid monthly equal to Available Cash, as defined, primarily based on performance of the Company and its respective subsidiaries. vFinance, Inc. The Agreements also contain provisions related to severance and change of control upon the occurrence of such events. Such Agreements were amended on January 5, 2001, July 2, 2001 and January 7, 2002 and the salary was increased to $208,000 per annum beginning in January 2002. The Company made payments to each of the Primary Shareholders aggregating $226,000 and $326,789 for the years ended December 31, 2002 and 2001, respectively, in connection with these Agreements.

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

On August 2001, the Company granted to each of its Primary Shareholders 234,802 stock options at an exercise price that exceeded the stock price on the date of issuance and were exercisable over a five-year period, beginning on August 2001. No compensation expense was recognized related to these stock options in the year ended December 31, 2001, as the grant price exceeded the quoted market price on the date of the grant.

On December 2002, each of the Primary Shareholders forfeited a total of 734,802 outstanding options by signing an Options Cancellation Agreement. Accordingly, at December 31, 2002 there were no stock options held by the Primary Shareholders.

On December 18, 2001, Critical Infrastructure Fund (BVI), LP, purchased 877,193 shares of the Company's common stock for $250,000 and received registration rights incidental to a Company registration of securities with the SEC with respect to these shares. Critical Infrastructure Fund (BVI), LP, sold some of these shares to individual officers of the Company, including its Chief Executive Officer and Vice-Chairman, at $0.285 per share, the price at which the shares were sold. vFinance, Inc.

                                 vFinance, Inc.

6. INCOME TAXES

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company's deferred income tax assets and liabilities consist of the following:


                                                   Year Ended December 31,
                                              ---------------------------------
                                                  2002                 2001
                                              -----------           -----------
Net operating loss carryforwards             $ 4,201,834           $ 3,295,515
Deferred compensation amortization                    --               639,283
Unrealized losses                                 34,265               546,014
Goodwill impairment                            2,775,663             3,027,949
Other                                             75,017               465,248
Allowance for doubtful accounts                   54,098                47,150
Depreciation                                      10,114                    --
                                              -----------           -----------
Gross deferred income tax assets               7,150,991             8,021,159

Depreciation                                          --               (64,560)
Other                                                 --                    --
                                              -----------           -----------
Gross deferred income tax liabilities                 --               (64,560)
Deferred income tax asset valuation
 allowance                                    (7,150,991)           (7,956,599)
                                              -----------           -----------
Net deferred income tax assets               $        --           $        --
                                              ===========           ===========


Net operating loss carryforwards totaled approximately $11,000,000 at December 31, 2002. The net operating loss carryforwards will begin to expire in the year 2021 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at December 31, 2002 and 2001, due to the uncertainty of realizing the deferred income tax assets.


7. SHAREHOLDERS' EQUITY

The Company is authorized to issue up to 2,500,000 shares of preferred stock.
As part of the Colonial transaction (i) 122,500 shares were designated as Series A Convertible Preferred Stock, par value $0.01 per share, and (ii) 50,000 shares were designated as Series B Convertible Preferred Stock, par value $0.01 per share. All of the Series A and Series B shares were delivered to Colonial shareholders. The Series A and Series B Preferred Stock accrued annual dividends of 10% and 7%, respectively, on a quarterly basis.

On June 28, 2002 the Company's Board of Directors approved a dividend to the Company's Series A Preferred Shareholders of all the common stock of Colonial. The impact of the dividend on the Company's net book value was an increase of $2,219,328.

Series A and Series B accrued unpaid dividends but earned no interest. The Company accrued $157,500 of such dividends during both 2001 and 2002 ($315,000 total). This amount was reversed at December 31, 2002 through the transactions noted below.

On November 6, 2002, the Company proposed that the Series A Convertible shareholders fully redeem their shares, including any unpaid or undeclared dividends, into common shares of the Company. Under the original terms, one (1) share of Series A preferred was convertible into approximately 3.85 shares of the Company's common stock. However, under the proposal, the Company offered to convert one (1) share of Series A preferred into ten (10) unregistered shares of
                                 vFinance, Inc.

the Company's common stock. The majority of the Series A Convertible Preferred shareholders approved the Company's proposal. Accordingly, effective November 6, 2002, the Company redeemed 122,500 Shares of Series A Preferred stock in exchange for 1,225,000 unregistered common shares of the Company. As a result of this transaction, there are no Series A Preferred shares outstanding as of year-end.

Under the terms of the settlement agreement with Michael Golden (a former director of the Company, see Note 9; Commitments and Contingencies) signed on December 30, 2002, Golden and the Company entered into a full general release of any and all outstanding obligations between Golden and the Company. In consideration, the Company redeemed the 50,000 Shares of Series B Preferred Stock Golden owned in exchange for 3,000,000 unregistered common shares of the Company. As a result of this transaction, there are no Series B Preferred shares outstanding as of December 31, 2002.

Series A and B Preferred Stock had the following rights, preferences, privileges and restrictions:

LIQUIDATION PREFERENCE. In the event of any liquidation or winding up of the Company, the holders of the Series A and B Preferred Stock were entitled to receive, in preference to the holders of Common Stock, an amount equal to $10 per share, plus unpaid dividends, if any. A consolidation or merger would have been deemed a liquidation or winding up for purposes of the liquidation preference.

DIVIDEND RIGHTS. The holders of Series A and B Preferred Stock were entitled to receive cumulative dividends in preference to holders of Common Stock at the rate of $1 and $0.70 per share annum (10% and 7% of the liquidation preference price) for Series A and B, respectively, whether or not earned or declared.

CONVERSION PRICE ADJUSTMENTS. The conversion price of the Series A and B Preferred Stock were subject to adjustments to prevent dilution, on the weighted average basis, in the event the Company issued additional shares, at a purchase price of $2.60 per share.

VOTING RIGHTS. The holders of Series A and B Preferred Stock had no voting rights.

REDEMPTION RIGHTS. The Company, at its option, could have redeemed, in whole or in part, the shares of Series A and B Preferred Stock outstanding, at any time, upon notice given, at a redemption price of $11 and $10 per share, respectively. If the Company received proceeds from a single sale of its equity securities of at least $500,000, the holders of Series A and B Preferred Stock could have required the Company to redeem all, but not less than all, the Series B Preferred Stock at a redemption price equal to $10 per share.

On August 30, 2001 and on October 16, 2001, the Company granted 673,500 stock purchase warrants to certain individuals and 878,427 stock options to employees in conjunction with the individuals purchase of common stock of the Company from existing shareholders. One stock option was granted for each share of common stock purchased by the individuals. The stock options were granted at above fair market value at an exercise price of $0.35 and vested on the date of grant.

On November 28, 2001, the Company entered into a Note Purchase Agreement, as amended by subsequent letter agreements dated November 30, 2001, December 14, 2001, and December 28, 2001, February 13, 2002 and March 4, 2002 (collectively, the "Note Purchase Agreement"), with SBI Investments (USA) Inc. ("SBI"). Under the terms of the Note Purchase Agreement, SBI may provide a subordinated loan to the Company of up to $1,500,000 in the form of a 48-month non-interest bearing, convertible note (the "Note"). As of December 31, 2002, the Company had received $975,000 under the Note Purchase Agreement and was entitled to receive, at SBI's option alone, an additional $525,000 no later than June 30, 2002. The additional $525,000 was not funded. The Note is convertible, at SBI's option, into as many as 3,421,053 shares of the Company's common stock at $0.285 per share. The Company, at any time during the first three years of the agreement, can call for redemption of the Note at a price equal to 116.67% of the then outstanding principal amount of the Note, in whole (but not in part), or force the conversion of the Note into shares of the Company's common stock.

In July 2002, certain SBI Note holders converted $177,500 of principal into 622,807 shares of common stock of the Company. The Company reflected an adjustment to its par value of Common Stock equal to $6,228 and reduced its note payable and unamortized beneficial conversion/imputed interest amount by $177,500.

                                 vFinance, Inc.

In November 2002, an SBI Note holder converted $47,500 of principal into 166,667 shares of common stock of the Company. The Company reflected an adjustment to its par value of Common Stock equal to $1,667 and reduced its note payable and unamortized beneficial conversion/imputed interest amount by $47,500.

In accordance with EITF Issue No. 00-27, (APPLICATION OF ISSUE NO. 98-5), ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OF CONTINGENTLY ADJUSTABLE CONVERSION RATIOS, IN CERTAIN CONVERTIBLE INSTRUMENTS, and APB # 21 (INTEREST ON RECEIVABLES AND PAYABLES) the Company recorded an imputed interest factor related to the Note Purchase Agreement of $563,000. The Company fully expensed the beneficial conversion factor due to the fact that the SBI Note was immediately convertible. The net one time charge to the financial statements was $412,000. The imputed interest will be accreted ratably over the term of the loan as additional interest expense. Amortization of the imputed interest began in January 2002.

As of December 31, 2002 the SBI note payable balance was $750,000 and was netted against the $220,180 corresponding asset imputed interest, therefore $529,820 appears on the face of the balance sheet.

On December 18, 2001, Critical Infrastructure Fund (BVI), LP, a limited partnership controlled by us, purchased, at a discount to the then market price of our common stock, 877,193 shares of common stock at $0.285 per share for $250,000 and received piggyback registration rights with respect to these shares. In January 2002, Critical Infrastructure Fund (BVI), LP sold to Messrs. Sokolow, Mahoney (two executive officers of our company) and Williamson (former executive of the Company), 61,403 shares, 61,403 shares and 150,000 shares, respectively, of our common stock at a price of $0.285 per share, the price at which the shares were purchased from us by Critical Infrastructure Fund (BVI), LP.

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

On November 8, 2002 the Company sold 100,000 unregistered shares at a price of $0.11 per share for a total consideration of $11,000 to Pittsford Capital Warrant Partners, LLC.

The above noted securities issued to the investors were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder because the securities were acquired in a privately negotiated transaction by sophisticated investors.

At December 31, 2002 the Company made a decision to retire all of the treasury stock outstanding as of that date, which resulted in a decrease to the number of common shares of 3,211,511, and a corresponding reduction in the par value amount of common stock of $32,111, as well as an increase to additional paid-in-capital, common, in the amount of $2,139,317.

During the first quarter of 2002, the Company granted stock options to purchase an aggregate of 508,117 shares of the Company 's common stock to six employees of the Company. The exercise prices of these options range from $.35 to $2.25. During the second quarter of 2002, the Company granted stock options to purchase an aggregate of 830,000 shares of the Company's common stock to four employees of the Company and 108,000 to an outside consultant. The exercise prices of these options range from $.35 to $2.25. During the third quarter of 2002, the Company granted stock options to purchase an aggregate of 2,206,000 shares of the Company 's common stock to employees of the Company. The exercise prices of these options range from $.32 to $.625. During the fourth quarter of 2002, the Company granted stock options to purchase an aggregate of 550,000 shares of the Company 's common stock to four employees of the Company. The exercise prices of these options range from $.15 to $.32. The option grants were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, because the individuals receiving the options are sophisticated investors who have knowledge of all material information about the Company
                                 vFinance, Inc.

The Company has elected to follow Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS 123") requires the use of option valuation models that were not developed for use in valuing employee stock options. As permitted, the Company adopted the disclosure alternative of SFAS 123. Under APB 25, when the exercise price of the Company's stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recorded.

A summary of the stock option activity for the years ended December 31, 2002 and 2001 is as follows:


                                                                 Weighted
                                                                  Average
                                                                 Exercise     Number of       Exercise Price
                                                                  Price         Shares          Per Option
                                                                ---------     ----------      ---------------

Outstanding Options at December 31, 2000                                       3,160,000
  Granted                                                          0.79       13,441,567        0.35 -  2.25
  Forfeited                                                        2.13       (6,914,517)       0.66 -  5.85
                                                                              ----------
Outstanding Options at December 31, 2001                           0.98        9,687,050        0.35 -  6.00
  Granted                                                          0.40        4,202,117        0.15 -  2.25
  Forfeited                                                        0.93       (9,417,503)       0.32 -  6.00
                                                                              ----------
Outstanding Options at December 31, 2002                           0.50        4,471,664        0.15 -  6.00
                                                                              ==========


The following table summarizes information concerning stock options outstanding at December 31, 2002


Weighted
Average
Exercise                             Number
 Price                             Outstanding
--------                            ----------
 $0.15                                 70,000
  0.32                              1,870,000
  0.35                              1,539,215
  0.50                                100,000
  0.55                                 69,000
  0.63                                542,500
  0.70                                 39,000
  1.00                                 31,000
  2.25                                160,949
  4.00                                 10,000
  4.13                                 20,000
  5.00                                 10,000
  6.00                                 10,000
                                    ---------
                                    4,471,664
                                    =========
                                 vFinance, Inc.

A summary of the warrant activity for the years ended December 31, 2002 and 2001 is as follows:



                                                                Weighted
                                                                Average
                                                                Exercise      Number of         Exercise Price
                                                                  Price         Shares            Per Option
                                                                --------      ----------        --------------
Outstanding Warrants at December 31, 2000                                      2,296,666
  Granted                                                          0.97        1,978,500          0.35 - 2.25
  Forfeited                                                        5.81       (1,166,667)         3.00 - 6.00
                                                                              -----------
Outstanding Warrants at December 31, 2001                          2.73        3,108,499          0.35 - 7.20
  Granted                                                          0.35        1,000,000          0.35
                                                                              -----------
Outstanding Warrants at December 31, 2002                          2.15        4,108,499          0.35 - 7.20
                                                                              ===========



The following table summarizes information concerning warrants outstanding at December 31, 2002.



Weighted
Average
Exercise                Number
 Price               Outstanding
--------             -----------

 0.35                 1,993,500
 0.63                   400,000
 2.25                   585,000
 2.50                   300,000
 6.00                   129,999
 7.20                   700,000
                      ---------
                      4,108,499
                      =========



The weighted average grant-date fair value of warrants granted equaled $0.97 for the year ended December 31, 2001. The weighted average grant-date fair value of options granted during the year equaled $0.40 and $0.79 for the years ended December 31, 2002 and 2001, respectively. For purposes of pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over their respective vesting periods. The weighted average remaining contractual life for warrants outstanding at December 31, 2002 and 2001, is 3.00 years and 3.62 years respectively. The weighted average remaining contractual life for options outstanding at December 31, 2002 and 2001, is 4.15 years and
4.33 years respectively.

Options granted to employees are exercisable according to the terms of each agreement, ranging from one month to four years. At December 31, 2002 and 2001, 1,119,703 and 3,452,760 options outstanding were exercisable with weighted average exercise prices of $0.89 and $1.49, respectively. At December 31, 2002 and 2001, 8,580,163 and 12,795,549 total shares of the Company's common stock are reserved for issuance related to stock options and stock purchase warrants which were outstanding at December 31, 2002 and 2001, respectively.

                                 vFinance, Inc.

7. SHAREHOLDERS' EQUITY (CONTINUED)

Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method. The fair value for options and warrants granted was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: for 2002 risk-free interest rates of 4.875%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 1.523 for options and warrants and an expected life of the options and warrants of 4-5 years; for 2001: risk-free interest of 3.53%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 1.610; and an expected life of the options and warrants of 4-5 years. The Company's pro forma net loss for the years ended December 31, 2002 and 2001 was $ 2,555,978, and $17,702,620, respectively. The Company's pro forma basic and diluted net loss per share for the years ended December 31, 2002 and 2001 was $0.10 and $0.89, respectively. The impact of the Company's pro-forma net loss and loss per share of the SFAS 123 pro forma requirements are not likely to be representative of future pro forma results.

The Company recorded deferred compensation of $29,340 and $24,000 during the years ended December 31, 2002 and 2001, respectively, in connection with the grants of stock options, primarily to outside consultants, with exercise prices lower than the deemed fair value per share of the Company's common stock on the date of the grants. The Company had an unamortized balance of $ 82,657 at December 31, 2001 of which $19,800 was amortized during 2002 and the remaining $ 62,857 was reversed. The Company had an unamortized balance of $ 12,420 at December 31, 2002. This balance represents the amount of deferred compensation recorded during 2002, $29,340, offset by amortization of $16,920.

8. DEBT

On January 25, 2002, the Company entered into a Credit Agreement with UBS Americas, Inc. ("UBS"). Under the terms of the Credit Agreement, UBS will provide a revolving credit facility of $3,000,000 to the Company for the purpose of supporting the expansion of its brokerage business or investments in infrastructure to expand its operations or its broker-dealer operations. The loan has a term of 4 years, must be repaid in full by January 2005 and bears interest at LIBOR plus a LIBOR margin of 2%. Among other covenants, the Company must maintain shareholder's equity of at least $7,000,000; however, the Credit Agreement, as amended, specifically provides that the Company may exclude goodwill write-offs aggregating approximately $8,500,000 from shareholder's equity. The Company is in compliance with all covenants as of the filing date and expects to remain in compliance throughout 2003. The Company must make early repayments under the Credit Agreement if it acquires a new broker dealer firm, enters a new line of business, or hires more than 4 brokers in a single or related transaction. This repayment is made by adding $1.00 to the cost of each incremental clearing transaction the Company makes through CSC, a wholly owned subsidiary of Paine Webber which is a wholly owned subsidiary of UBS. All determinations as to required early repayment shall be made by UBS, in its reasonable judgment. To date, UBS has not notified the Company of any such determination. The Company borrowed $1,500,000 under the credit facility in January 2002. The Credit Agreement does not provide for conversion of the debt into equity securities.

9. COMMITMENTS AND CONTINGENCIES

The Company leases office space under the terms of operating leases. The following chart shows lease obligations including rental of real property.

Year                      Amount
----                    ----------
2003                      $561,481
2004                       488,523
2005                       288,565
2006                       288,565
2007                       288,565
Thereafter                 192,377
                        ----------
Total                   $2,108,076
                        ==========

Total rent expense under operating leases, including space rental, totaled approximately $871,818 and $1,433,057 for the years ended December 31, 2002 and 2001.

                                 vFinance, Inc.

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

First Colonial Securities Group, Inc. ("First Colonial") is subject to supervision and regulation by the NASD, the SEC and various state securities commissions. As part of this regulatory oversight, First Colonial is subject to periodic examination and inspections by these authorities. First Colonial has been advised that as a result of an examination performed by the Philadelphia office of the NASD for the years 1996 and 1997, the NASD identified several possible material deficiencies. The NASD and our company settled the matter in February 2002 with the Company paying a fine of $75,000.

On or about May 17, 2001, Michael Golden ("Golden"), (a former Director of the Company and former President of the Company's broker dealer and the controlling shareholder of Colonial Direct Financial("Colonial Direct"), a former wholly-owned subsidiary of the Company) filed an initial complaint against the Company in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, alleging that the Company breached its January 5, 2001 employment agreement with Golden, which was entered into as a result of the merger between Colonial Direct and the Company. Mr. Golden claims that he terminated the agreement for "good reason," as defined in the agreement, and that we have failed to pay him severance payments and other benefits as well as accrued commissions and un-reimbursed expenses. In the initial complaint, Golden sought monetary damages from the Company in excess of $50,000 together with interest, attorney's fees and costs. On or about July 18, 2001, the Company filed its answer and affirmative defenses and counterclaims with the Circuit Court against Golden and Ben Lichtenberg ("Lichtenberg"), Golden's partner in Colonial Direct, denying all material allegations in the complaint, affirmatively alleging that Golden is not entitled to any severance payments because he was terminated for cause for his insubordination, failure to follow directives of our board of directors and for breaches of fiduciary duty to the Company. The Company also alleged that both Golden and Lichtenberg violated the merger agreement between Colonial Direct and the Company by breaching certain of the representations and warranties set forth in the merger agreement by, among other things, failing to advise the Company of certain loan agreement defaults, improperly withdrawing approximately $400,000 of capital from Colonial Direct, failing to deliver a closing balance sheet and failing to disclose significant liabilities of Colonial Direct. Claiming that the activities of Golden and Lichtenberg constituted violations of Florida's Securities Investor Protection Act, common law fraud, breach of fiduciary duty, breach of contract, intentional interference with advantageous business relationships, and breach of the implied covenant of good faith and dealing, the Company is seeking indemnification under the merger agreement and additional monetary damages against Golden and Lichtenberg in excess of $15,000. In response to the Company's answer, affirmative defenses and counterclaims, on or about September 1, 2001, Golden filed an amended complaint with the Court against the Company, Leonard Sokolow ("Sokolow"), our President and Chief Executive Officer, and Timothy Mahoney ("Mahoney"), the Chairman of our board of directors. In the amended complaint, Golden alleges that Sokolow and Mahoney made various false representations that induced Golden to enter into the merger agreement and his employment agreement. Golden is seeking monetary damages from Sokolow, Mahoney and the Company in excess of $4.6 million. Lichtenberg filed an answer, affirmative defenses and counterclaims with the Court in response to the Company's filing with the Court on July 13, 2001. In addition to denying all material allegations in our July 13, 2001 counterclaims against him, Lichtenberg alleges that: (a) the Company breached its employment Agreement with him, (b) Sokolow and the company made various false representations that induced Lichtenberg to enter into the merger agreement and (c) the Company materially breached the Colonial Direct merger
                                 vFinance, Inc.

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

agreement. Lichtenberg is seeking delivery from the Company of 414,825 shares of the Company's common stock and monetary damages of at least $488,000 from Sokolow and the Company, jointly and severally.

As of October 23, 2002 the Company has settled its dispute with Lichtenberg, and as of December 30, 2002, the Company entered into a definitive settlement agreement with Golden. Under the terms of the settlement with Lichtenberg, a full mutual general release and covenant not to sue was entered into with no payments to or by the Company. The settlement agreement with Golden brings to closure all lawsuits between the parties. Specifically, under the terms of the agreement, Golden and the Company have entered into a full general release of any and all outstanding obligations between the parties, and in consideration, the Company redeemed 50,000 Shares of Series B Preferred Stock having an aggregate par value of $500,000 in exchange for 3,000,000 unregistered common shares of the Company subject to a one year lock-up. In addition, Golden will receive from the Company $7,000 per month for 12 months and thereafter $5,000 per month for approximately 34 months. In a separate settlement agreement, Sokolow and Mahoney privately purchased 4.5m shares of Golden's vFinance Common Stock.

On August 14, 2002, Henry S. Snow and Sandra L. Snow filed a complaint against Colonial Direct and vFinance, Inc. in the Circuit Court of the 15th Judicial Circuit in Palm Beach County, Florida. The claim alleges "Breach of Contract" and "Unjust Enrichment" and seeks damages of $250,000 plus interest and court costs. It is alleged that Colonial Direct defaulted on a Promissary Note in the principal amount of $250,00. The Company believes their claim is without merit and will vigorously defend the action.

On January 12, 2003, MP 830 Third Avenue LLC (the Landlord), filed a claim against First Colonial, vFinance, Inc. and vFinance Investments Inc. in the Supreme Court of the State of New York, alleging the abandonment of leased facilities and seeking payment of the related rent. The lease was for a term of seven years expiring on December 31, 2006. First Colonial allegedly ceased paying rent as of July 1, 2002. After applying First Colonial's security deposit of $200,000, the Landlord is seeking $59,868 plus any further rent due until such time as they can successfully relet the premises at a similar rate. The Company (s) believe that their claim is without merit and will vigorously defend the action.

PROCEEDINGS INVOLVING FIRST COLONIAL SECURITIES GROUP, INC.

On May 15, 2001, Louis D'Alessio filed a claim with the NASD against First Colonial and Joel Kamphuis. His claim alleges compensatory damages in an amount between $100,000 and $500,000 plus unspecified punitive damages. He alleges unfair business practices, violation of the federal securities act, violation of state securities statutes, and common law fraud. vFinance Investments believes that their claim is without merit and is vigorously defending the action. This matter was settled on June 24, 2002 in the amount of $16,250.

On August 14, 2001, Rosario Catanzarite, Joann Catanzarite, Anna Piegaro, Brian Catanzarite and Dina Catanzarite filed a claim with the NASD against First Colonial, Rodney Strong, Glen Merendino, Michael Golden, Lewis Maniloff, and Steven Schwartz. Their claim alleges compensatory damages in the amount of $125,000 plus interest. They allege that Mr. Merendino completely abused their trust, processed unsuitable trades, coupled with abusive use of margin. This matter was settled on November 27, 2002 in the amount of $30,000.

On October 3, 2001, Sterling Financial Investment Group filed a claim with the NASD against vFinance Investment, Michael Kraft, Mickey Dubberly and Jaret Brietstein. Their claim alleges compensatory damages and punitive damages to not exceed the sum of $500,000. They alleged vFinance Investments offered and made significant cash payments to Sterling's employees, Kraft, Dubberly and Brietstein to entice them to break their written employment agreements with Sterling and work for vFinance Investments. This matter was settled on September 6, 2002 in the amount of $500.

On January 22, 2002, Josephine and Frank Oliveri filed a claim with the NASD against First Colonial and Anthony Guglieri. Their claim alleges compensatory damages of $192,286.50 plus interest and punitive damages of $100,000. They allege unsuitable investments, unauthorized trading, excessive trading and lack of supervision. vFinance Investments believes that their claim is without merit and is vigorously defending the action. We anticipate that this matter will result in a settlement of approximately $35,000.

We are engaged in a number of other legal proceedings incidental to the conduct of our business. These claims aggregate a range of $140,000 to $1,395,000. In the opinion of our management, our company is adequately insured against the claims relating to such proceedings, and any ultimate liability arising out of such proceedings will not have a material adverse effect on the financial condition or results of operations of our company.

                                 vFinance, Inc.

10. DEFINED CONTRIBUTION PLAN

The Company maintains a defined contribution savings plan in which substantially all employees are eligible to participate. The Company may match up to 25% of the employee's salary. The Company made no contributions to the plan for the years ended December 31, 2002 and 2001, respectively.

11. SUBSEQUENT EVENTS

On January 1, 2003, the Company entered into a Joint Venture Agreement with JSM Capital Holding Corp. ("JSM"), a retail brokerage operations headquartered in New York and founded by John S. Matthews (who was also, at the same time, named the President of vFinance's Retail Brokerage Division). In exchange for a 19% equity position in JSM, vFinance will merge its "company-owned" retail branches into JSM. It is anticipated that the merger will take place effective April 15, 2003. Effective upon such merger JSM will become an independent contractor of the Company.

On January 1, 2003, the Company entered into an eighteen (18) month employment agreement with John S. Mathews in the capacity of President of vFinance Investments, Inc., Retail Brokerage Division. The Agreement shall automatically be extended for additional one-year periods beginning at the initial eighteen
(18) month anniversary, unless the Company or Matthews provides notice of non-renewal ninety (90) days prior to an anniversary date. Under the terms of this Agreement, Matthews will receive a base salary, discretionary bonuses and a certain amount of stock options subject to a specified vesting period. The Agreement also contains provisions related to severance and change of control upon the occurrence of certain events.

On February 27, 2003, the Company entered into an agreement whereby Arend Verweij and Hoss Bozorgzad, independent contractors of the Company, purchased 1,500,000 unregistered common shares at a price of $0.0867 for a total consideration of $130,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company dismissed its independent auditors, Ernst & Young LLP, on May 10, 2002 to reduce expenses. During the two fiscal years that were audited by Ernst & Young LLP's, their report on the Company's financial statements for each of the two fiscal years ended December 31, 2000 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles. The decision to dismiss Ernst & Young, LLP was recommended and approved by the Board of Directors.

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

On August 10, 2002, the Company engaged the firm Sherb as its new independent auditors. The Company has authorized Feldman to respond fully to the inquiries of Sherb with regard to any accounting or financial matters relating to the Company. Since their engagement as the Company's auditors Sherb, has re-audited the December 31, 2001 and 2000 financial statements originally audited by Ernst & Young LLP, and audited the 2002 financial statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names, ages and positions of our executive officers and directors as of March 27, 2003. Under our bylaws, each director holds office until the election and qualification of his successor or until his earlier resignation or removal.

Name                        Age                   Position
----                        ---       ------------------------------------------
Leonard J. Sokolow          46        Director, Chief Executive Officer
                                      and President
Timothy E. Mahoney          46        Director, Chief Operating Officer
                                      and Chairman
David A. Spector            37        Executive Vice President, Marketing
                                      and Web Operations
Richard Campanella          52        Secretary
Mark Kacer                  46        Chief Financial Officer, Executive
                                      Vice President - Administration

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

RICHARD CAMPANELLA has been Secretary of the Company since December 18, 2001. Mr. Campanella currently serves as the Chief Operating Officer of vFinance Investments, Inc. From February 1994 until April 2001, Mr. Campanella was a partner of Commonwealth Associates, a registered broker dealer where he served as the Director of Compliance. He has a degree in Business Administration from the College of Staten Island.

MARK KACER has been the CFO of the Company since February 3, 2003. Mr. Kacer was the President of Mangowood Advisors, a financial consulting firm, from January 2001 until January 2003. Prior to that, Mr. Kacer was the CFO and a director of Equinox Systems Inc., a publicly traded technology company, from June 1986 until December 2000. Mr. Kacer was a senior auditor with Arthur Andersen from July 1981 until January 1986. He has a B.S degree in Accounting from Florida State University.

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

To our knowledge, based solely on review of these filings and written representations from the directors and officers, there are no transactions during the fiscal year ended December 31, 2002 for which the officers, directors and significant stockholders have not timely filed the appropriate form under
Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

The following table provides information concerning the annual and long term compensation earned by our chief executive officer and each of the four other most highly compensated executive officers of our company during the fiscal years ended December 31, 2002, 2001 and 2000:

                           SUMMARY COMPENSATION TABLE



                                                                                                  Securities
                                           Annual                                  Other          Underlying
Name/position                        Year       Salary        Bonus             Compensation        Options
-------------                        ----       ------        -----             ------------      ----------
Leonard J. Sokolow                   2002      $226,000            $0                    $0             0  (3)
CEO, President (1)(2)(3)             2001      $169,500      $150,000                $7,289        734,802 (3)
                                     2000      $150,000      $120,000               $12,000        500,000 (3)

Timothy E. Mahoney                   2002      $226,000            $0                    $0             0  (3)
COO, Chairman (1)(2)(3)              2001      $169,500      $150,000                $7,289        734,802 (3)
                                     2000      $150,000      $120,000               $12,000        500,000 (3)

Marc Siegel                          2002      $125,000             0              $229,437              0
President, vFinance                  2001      $120,000             0               $92,000        565,000
Investments, Inc. (4)                2000             0             0                     0              0



Richard Campanella                   2002      $125,000             0                     0         25,000
Chief Operating Officer              2001      $125,000             0                     0        100,000
vFinance Investments, Inc.           2000             0             0                     0              0

David Spector                        2002      $100,000             0                     0         25,000
Vice President                       2001      $100,000             0                $1,902         25,000
                                     2000      $100,000             0                $3,180        300,000

 (1) Messrs. Sokolow and Mahoney each received $120,000 in 2000 and $150,000 in 2001 of annual incentive compensation based on the performance of the Company during the respective years. These amounts are reflected in the corresponding table as bonuses.

(2) Messrs. Sokolow and Mahoney each received a $12,000 car allowance during 2000 and 2001 and a $18,000 car allowance during 2002, which are reflected in the corresponding table as other annual compensation.

(3) Cancellation of 500,000 options in January 2001 and reissuance in July 2001 per employment agreement. Subsequently all options were cancelled in 2002.

(4) Messrs. Siegel's employment with the Company was terminated during fiscal year 2002.

                        OPTION GRANTS IN LAST FISCAL YEAR

The following table provides information with respect to the chief executive officer and each of the other named executive officers listed in the Summary Compensation Table concerning stock options granted on our common stock in fiscal year 2002:


                        Number of            Percent of Total
                        Securities           Options Granted to
                        Underlying Options   Employees in Fiscal   Exercise or Base
Name                    Granted              Year                 Price ($/Share)      Expiration Date
----                    ------------------   ------------------   ---------------      ---------------
Leonard Sokolow               0                      0%                 N/A                  N/A

Timothy Mahoney               0                      0%                 N/A                  N/A

Richard Campanella       25,000                    0.0%                $0.35           August 30, 2006

David Spector                 0                      0%                 N/A                  N/A



AGGREGATED OPEN EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

The following table provides information regarding stock option exercises during 2002 by the chief executive officer and each of the other named executive officers listed in the Summary Compensation Table:



                                                         Number of Securities
                                                        Underlying Unexercisable   Value of Unexercised In-the-Money
                           Shares                     Options at Fiscal Year-End       Options at Fiscal Year-End
                        Acquired on     Value        ----------------------------  ---------------------------------
Name                     Exercise      Realized      Exercisable    Unexercisable    Exercisable      Unexercisable
----                    -----------    --------      -----------    -------------    -----------      -------------
Leonard Sokolow              0            0                  0                0        $     0          $    0
Timothy Mahoney              0            0                  0                0        $     0          $    0
Richard Campanella           0            0                  0           25,000        $     0          $    0
David Spector                0            0                  0                0        $     0          $    0



COMPENSATION OF DIRECTORS

Directors do not receive any compensation for serving on our Board of Directors.

EMPLOYMENT AGREEMENTS

On January 5, 2001, we entered into a three-year employment agreement, as subsequently amended, with each of Mr. Sokolow, our Chief Executive Officer and President, and Mr. Mahoney, our Chairman and Chief Operating Officer. Under the terms of these agreements, which are automatically extended unless we have provided a non-renewal notice as directed by a majority vote of the board of directors, each of Messrs. Sokolow and Mahoney are entitled to receive:

  - An initial base salary of $208,000 per annum for the first year with a 5% increase per annum beginning one year from the date of the agreements (our board of directors may increase such salaries at its discretion);
  - Discretionary bonuses as determined by the board of directors primarily based on each employee's performance;
  - Four weeks paid vacation per annum and an automobile expense allowance of $1,500 per month; and
  - Incentive compensation paid quarterly from distributions of "Division Available Income" and "Division Non-Cash consideration" as such terms are defined in an exhibit to each of the employment agreements, primarily based on the performance of our company and our operating divisions.

The employment agreements also contain severance and change of control provisions.

Under the terms of the employment agreements, as of July 6, 2001, Leonard J. Sokolow and Timothy Mahoney were each granted 500,000 stock options. These stock options are exercisable for five years at an exercise price of $.625 per share. Of the 500,000 stock options granted to each of Messrs. Sokolow and Mahoney, 125,000 options vested for each of them on July 6, 2001 and the balance of the options vest for each of them at the rate of 125,000 per year thereafter. On the date these options were granted, the closing per share sale price of our common stock was $.32 as reported by the OTC Bulletin Board. These options have been cancelled in 2002.

CANCELLATION AND REISSUANCE OF STOCK OPTIONS

The Board of Directors, comprised of Leonard Sokolow and Timothy Mahoney, initially issued 500,000 stock options to each of Messrs. Sokolow and Mahoney on June 1, 2000. These stock options had the same terms as the stock options described above. However, the exercise price of the options was $5.85 per share. On the date these options were granted, the closing sale price of our common stock on the OTC Bulletin Board was $4.88 per share. These options were cancelled on January 1, 2001 because as part of the Company's merger with Colonial Direct Financial Group, Inc., Michael Golden, a principal of Colonial Direct Financial Group, Inc., entered into an employment agreement with the Company and was granted stock options. On January 5, 2001, Messrs. Sokolow and Mahoney entered into new employment agreements with our company so that their terms of employment were substantially the same as Mr. Golden's agreement.

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

At the time that the 500,000 stock options were granted to each of Messrs. Sokolow and Mahoney, the Company had just completed the merger with Colonial Direct Financial Group, Inc. The Board of Directors expected this merger to materially enhance the financial performance of our Company. Subsequent to the merger, we learned of certain breaches of the representations and warranties in the merger agreement which ultimately caused us to write-off $7 million of goodwill associated with the transaction, and we have ceased operating Colonial Direct Financial Group, Inc. and its subsidiaries.

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

On August 2001, the Company granted to each Messrs. Sokolow and Mahoney 234,802 stock options at an exercise price that exceeded the stock price on the date of issuance and were exercisable over a five-year period, beginning on August 2001. No compensation expense was recognized related to these stock options in the year ended December 31, 2001, as the grant price exceeded the quoted market price on the date of the grant.

On December 2002, Messrs. Sokolow and Mahoney each forfeited a total of 734,802 outstanding options by signing an Options Cancellation Agreement. Accordingly, at December 31, 2002 there were no stock options held by Messrs. Sokolow and Mahoney.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth common stock ownership information as of March 27, 2003 with respect to:


  - Each person known to us to be the beneficial owner of more than 5% of our common stock;

  -   Each of our officers and directors;

  -   and All directors and officers as a group.

This information as to beneficial ownership was furnished to us by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 3010 North Military Trail, Suite 300, Boca Raton, Florida. Information with respect to the percent of class is based on outstanding shares of common stock as of March 27, 2003. Except as otherwise indicated, to our knowledge, each stockholder has sole power to vote and dispose of all the shares of common stock listed opposite his name.

For purposes of this table, each person is deemed to have beneficial ownership of any shares of our common stock such person has the right to acquire on or within 60 days after March 27, 2003.

                                       Amount of Shares
Name of Beneficial Owner              Beneficially Owned       Percent of Class
------------------------              ------------------       ----------------
Leonard J. Sokolow(1)                      5,883,010                19.70%
Timothy E. Mahoney(2)                      5,883,009                19.70%
Highlands Group Holdings, Inc. (3)         2,175,000                 7.28%
David A. Spector (4)                          25,000                  *
Richard Campanella (5)                        25,000                  *
Mark Kacer                                      -                     -
All executive  officers and directors
as a group (4 persons)(6)                 11,816,019                 39.58%

* Denotes less than 1% ownership.

(1) Includes 5,883,010 shares of common stock issued in the names of Mr. Sokolow and his wife.

(2) Includes 2,175,000 shares of common stock issued in the name of Highlands Group Holdings, Inc., 3,708,009 shares of common stock issued in the name of Mr. Mahoney.

(3) Highlands Group Holdings, Inc., whose address is 68 Cayman Place, Palm Beach Gardens, Florida 33418, is wholly owned by Mr. Timothy Mahoney, Chairman and Chief Operating Officer. Mr. Mahoney, as the owner of Highlands Group Holdings, Inc., is deemed to beneficially own the 2,175,000 shares held by Highlands Group Holdings, Inc.

(4) Includes 25,000 shares of common stock issued in the name of Mr. Spector.

(5) Includes 25,000 shares of common stock issued in the name of Mr. Campanella.

(6) See footnotes (1) though (5) of this table.

The following table sets forth certain information as of December 31,2002, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance under:

     -  all compensation plans previously approved by our security holders; and

     -  all compensation plans not previously approved by our security holders.

                     Number of securities                                remaining available for
                     to be issued upon         Weighted average         future issuance under
                       exercise of           exercise price of       equity compensation plans
                    outstanding options,      outstanding options,       (excluding securities
Plan category        warrants and rights      warrants and rights      reflected in column (a))
                          (a)                      (b)                         (c)
Equity compensation
plans approved by
security holders           -                        -                           -
Equity compensation
plans not approved by
ecurity holders  *      8,580,113                  1.33                         -
                      -----------------------------------------------------------------
             Total      8,580,113                  1.33                         -

* For a description of the plans See Note 7 to the Consolidated Financial Statements included elsewhere herein.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 18, 2001, Critical Infrastructure Fund (BVI), LP, a limited partnership controlled by us, purchased 877,193 shares of our common stock from us for $250,000 and received piggyback registration rights with respect to these shares. In January 2002, Critical Infrastructure Fund (BVI), LP sold to Messrs. Sokolow, Mahoney and Williamson, three executive officers of our company, 61,403 shares, 61,403 shares and 150,000 shares, respectively, of our common stock at a price of $0.285 per share, the same price at which the shares were purchased from us by Critical Infrastructure Fund (BVI), LP.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Number of
 Exhibit    Exhibit Description
---------   --------------------------------------------------------------------

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

  2.3 Agreement and Plan of Merger dated as of December 22, 2000, by and among the Company, NW Holdings, Inc., and Alvin S. Mirman,
            Ilene Mirman, Marc N. Siegel, Richard L. Galterio, Vincent W. Labarbara, Eric M. Rand, and Mario Marsillo, Jr. (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on January 17, 2001).

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

  3.4 Certificate of Amendment to Certificate of Incorporation as filed with the Delaware Secretary of State on March 13,2000 (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2000).

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

  5.1       Opinion of Krieger & Prager, LLP

  10.1 Purchase Agreement between the Company and Steven Jacobs and Mauricio Borgonovo, dated December 24, 1999, for the purchase of Pinnacle Capital Group,LLC (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2000).

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

  10.6 Registration Rights Agreement among the Company, AMRO International, S.A., CALP II Limited Partnership, a Bermuda limited partnership, Celeste Trust Reg, Balmore SA, Sallee Investments LLLP, worldVentures Fund I, LLC, RBB Bank Aktiengesellschaft and Thomas Kernaghan & Co., Ltd., dated March 31,2000(incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 13, 2000).

  10.7 Form of Warrant issued to AMRO International, S.A. (to purchase 100,000 shares), CALP II Limited Partnership, a Bermuda limited partnership (to purchase 350,000 shares), Celeste Trust Reg (to purchase 5,000 shares), Balmore SA (to purchase 35,000 shares), Sallee Investments LLLP (to purchase 25,000 shares), worldVentures Fund I, LLC (to purchase 25,000 shares), RBB Bank Aktiengesellschaft (to purchase 130,000 shares) and Thomas Kernaghan & Co., Ltd. (to purchase 58,333 shares) (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 13, 2000).

  10.8 Escrow Agreement among the Company, AMRO International, S.A., CALP II Limited Partnership, a Bermuda limited partnership, Celeste Trust Reg, Balmore SA, Sallee Investments LLLP, worldVentures Fund I, LLC, RBB Bank Aktiengesellschaft and Epstein Becker & Green, P.C., dated March 31, 2000 (incorporated by reference to Amendment No. 1 to the Company's Registration (Statement on Form SB-2 filed with the SEC on July 14, 2000).

  10.9 Amended and Restated Employment Letter Agreement dated December 18, 2000, between the Company and David Spector (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 20, 2001).

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

  10.15 Registration Rights Agreement, dated as of August 15, 2001, among Kathleen Wallman, Joseph Daniel and vFinance.com, Inc. (n/k/a vFinance, Inc.)(Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed on August 14, 2001).

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

  10.18 Note Purchase Agreement by and between vFinance.com, Inc. d/b/a vFinance, Inc. (n/k/a vFinance, Inc.) and Best Finance Investments Limited (n/k/a SBI Investments (USA), Inc.) dated November 28, 2001 (incorporated by reference to the Company's Annual Report on Form 10-KSB filed April 16, 2002).

  10.19 Letter Agreement dated November 30, 2001 amending Note Purchase Agreement (incorporated by reference to the Company's Annual Report on Form 10-KSB filed April 16, 2002).

  10.20 Letter Agreement dated December 14, 2001 amending Note Purchase Agreement (incorporated by reference to the Company's Annual Report on Form 10-KSB filed April 16, 2002).

  10.21 Letter Agreement dated December 28, 2001 amending Note Purchase Agreement (incorporated by reference to the Company's Annual Report on Form 10-KSB filed April 16, 2002).

  10.22 Letter Agreement dated February 13, 2002 amending Note Purchase Agreement (incorporated by reference to the Company's Annual Report on Form 10-KSB filed April 16, 2002).

  10.23 Letter Agreement dated March 4, 2002 amending Note Purchase Agreement (incorporated by reference to the Company's Annual Report on Form 10-KSB filed April 16, 2002).

  10.24 Credit Facility by and between vFinance, Inc. and UBS Americas, Inc. dated as of January 25, 2002 (incorporated by reference to the Company's Annual Report on Form 10-KSB filed April 16, 2002).

  10.25 Subordination Agreement by and among vFinance, Inc., UBS Americas, Inc., and SBI Investments (USA), Inc. dated as of January 25, 2002 (incorporated by reference to the Company's Annual Report on Form 10-KSB filed April 16, 2002).

  10.26 Cancellation Agreement/Conditional Right to Option Grant dated April 2, 2001 by Leonard J. Sokolow (incorporated by reference to the Company's Annual Report on Form 10-KSB filed April 16, 2002).

  10.27 Employment Agreement Amendment dated as of July 2, 2001 by and between vFinance.com, Inc. and Leonard J. Sokolow (incorporated by reference to the Company's Annual Report on Form 10-KSB filed April 16, 2002).

  10.28 Stock Option Agreement dated as of July 6, 2001 by and between Leonard J. Sokolow and vFinance.com, Inc. (incorporated by reference to the Company's Annual Report on Form 10-KSB filed April 16, 2002).

  10.29 Employment Agreement Amendment No. 3 dated as of January 7, 2002 by and between vFinance, Inc. and Leonard J. Sokolow (incorporated by reference to the Company's Annual Report on Form 10-KSB filed April 16, 2002).

  10.30 Cancellation Agreement/Conditional Right to Option Grant dated April 2, 2001 by Timothy Mahoney (incorporated by reference to the Company's Annual Report on Form 10-KSB filed April 16, 2002) (incorporated by reference to the Company's Annual Report on Form 10-KSB filed April 16, 2002).

  10.31 Employment Agreement Amendment dated as of July 2, 2001 by and between vFinance.com, Inc. and Timothy Mahoney (incorporated by reference to the Company's Annual Report on Form 10-KSB filed April 16, 2002).

  10.32 Stock Option Agreement dated as of July 6, 2001 by and between Timothy Mahoney and vFinance.com, Inc. (incorporated by reference to the Company's Annual Report on Form 10-KSB filed April 16, 2002).

  10.33 Employment Agreement Amendment No. 3 dated as of January 7, 2002 by and between vFinance, Inc. and Timothy Mahoney (incorporated by reference to the Company's Annual Report on Form 10-KSB filed April 16, 2002).

  10.34 Consulting Agreement effective as of August 20, 2001 by and between vFinance.com, Inc. and Insight Capital Consultants Corporation (incorporated by reference to the Company's Annual Report on Form 10- KSB filed April 16, 2002).

  10.35 Letter Agreement dated February 5, 2002 executed by vFinance, Inc. and Robert F. Williamson, Jr. containing terms and conditions of Mr. Williamson's employment (incorporated by reference to the Company's Annual Report on Form 10-KSB filed April 16, 2002).

  10.36 Amendment to Credit Agreement dated April 12, 2002 by and between vFinance, Inc. and UBS Americas Inc. (incorporated by reference to the Company's Annual Report on Form 10-KSB filed April 16, 2002).

  10.37 Selected Asset Purchase Agreement dated as of May 29, 2002 among vFinance Investments, Inc., Somerset Financial Partners, Inc., Somerset Financial Group, Inc., Douglas Toth and Nicholas Thompson (the "Select Asset Purchase Agreement") (incorporated by reference to the Company's Form 10-QSB filed August 14, 2002).

  10.38 Amendment to Select Asset Purchase Agreement dated June 17, 2002 (the "Amendment") (incorporated by reference to the Company's Form 10-QSB filed August 14, 2002).

  10.39 Escrow Agreement executed in conjunction with the Amendment (incorporated by reference to the Company's Form 10-QSB filed August 14, 2002).

  10.40 Termination Agreement (incorporated by reference to the Company's Form 10-QSB/A filed November 14, 2002)

  10.41     Branch Agreement between the Company and JSM Holding Corp.

  10.42     Employment Agreement between the Company and John S. Matthews.

  21        List of Subsidiaries

  23        Consent of Sherb & Co.,LLP, Certified Public Accountants.

  99.1 Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

  99.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002.


(b)    REPORTS ON FORM 8-K

               Form 8-K filed on November 14, 2002 pursuant to item 9 thereof.

ITEM 14. CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date within 90 days of the filing of this Annual Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Annual Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and their can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Date: March 27, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                                    Capacity                                     Date
--------------------------------                ---------                                --------------------

/s/ Leonard J. Sokolow                   Director, Chief Executive Officer and
--------------------------------        President (Principal Executive Officer)               March 27,2003
Leonard J. Sokolow



/s/ Mark Kacer.                          Chief Financial Officer and (Principal
--------------------------------        Financial and Accounting Officer)                     March 27, 2003
Mark Kacer


/s/ Timothy E. Mahoney                   Director, Chairman of the Board and                  March 27, 2003
--------------------------------        Chief Operating Officer
Timothy E. Mahoney

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED


            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report of vFinance, Inc. on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Mark Kacer, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C.
Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this annual report on Form 10-KSB of vFinance, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003                                        /s/ Mark Kacer
                                                             --------------
                                                          Name:  Mark Kacer
                                               Title:    Chief Financial Officer

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report of vFinance, Inc. on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Leonard J. Sokolow, the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this annual report on Form 10-KSB of vFinance, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003                                      /s/ Leonard J. Sokolow
                                                          ----------------------
                                                       Name:  Leonard J. Sokolow
                                               Title:    Chief Executive Officer

                INDEX OF DOCUMENTS FILED WITH THIS ANNUAL REPORT

Number of
 Exhibit    Exhibit Description
---------   --------------------------------------------------------------------

  10.41     Branch Agreement between the Company and JSM Holding Corp.

  10.42     Employment Agreement between the Company and John S. Matthews.

  99.1 Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

  99.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002.