Form 10QSB
period 2003-03-31
VFINANCE INC
filed 2003-05-15
CIK 890285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2003

                                       or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2003:

29,851,570 shares of Common Stock $0.01 par value

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [x ]

                                      INDEX
                                 VFINANCE, INC.


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet - March 31,2003 (Unaudited)................4

        Consolidated Statements of Operations for the three months ended
            March 31, 2002 and 2003 (Unaudited) ..............................5

        Consolidated Statements of Cash Flows for the three months ended
            March 31, 2002 and 2003 (Unaudited) ..............................6

        Notes to Consolidated Financial Statements (Unaudited) ............7-11

Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations ........................................12-13

Item 3. Controls and Procedures .............................................13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ...................................................14

Item 2. Changes in Securities ...............................................14

Item 6. Exhibits and Reports on Form 8-K ....................................15

Signatures ..................................................................16

FORWARD-LOOKING STATEMENTS

This form 10-Q for vFinance, Inc. (the "Company") includes statements that may constitute "forward-looking" statements, usually containing the words "believe", "estimate", "intend", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, the inability of our broker-dealer operations to operate profitably in the face of intense competition from larger full service and discount brokers, a general decrease in merger and acquisition activities and our potential inability to receive success fees as a result of transactions not being completed, our potential inability to implement our growth strategy through acquisitions or joint ventures, our potential inability to secure additional debt or equity financing to support our growth strategies and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission. By making these forward-looking statements, the Company undertakes no obligation to update these statements for revisions or changes after the date of this form 10-Q.

VFINANCE, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                  March 31,
                                                                     2003
                                                                ------------
Assets:
 Cash and cash equivalents .............................      $  2,117,203
 Investments in trading securities .....................         1,093,148
 Accounts receivable, net of allowance for doubtful
  accounts of $269,028 .................................           251,166
 Forgivable loans - employees, current portion .........           140,000
 Notes receivable - employees                                       97,730
 Prepaid expenses and other current assets .............            88,838
                                                              ------------
  Total current assets .................................         3,788,085

Furniture and equipment, at cost:
 Furniture and equipment ...............................           397,419
 Internal use software .................................           158,500
                                                              ------------
                                                                   555,919
Less accumulated depreciation ..........................         (328,148)
                                                              ------------
 Net furniture and equipment ...........................           227,771

 Forgivable loans - employees ..........................            87,160
 Goodwill ..............................................           420,000
 Other assets ..........................................           234,032
                                                              ------------
Total Assets ...........................................      $  4,757,048
                                                              ============

Liabilities and Shareholders' Equity:

 Accounts payable ......................................      $    688,277
 Accrued payroll .......................................           738,470
 Other accrued liabilities .............................           599,716
 Due to clearing broker ................................            85,495
 Securities sold, not yet purchased ....................            75,144
 Other .................................................            40,080
                                                              ------------
  Total current liabilities ............................         2,227,182

 Notes payable - long term .............................         2,048,168

 Shareholders' Equity:
 Common stock, $0.01 par value, 75,000,000 shares
  Authorized, 29,851,570 issued and outstanding ........           298,520
 Additional paid-in-capital on common stock ............        24,346,798
 Accumulated deficit ...................................       (24,163,620)
                                                              ------------
 Total Shareholders' Equity ............................           481,698
                                                              ------------
Total Liabilities and Shareholders' Equity .............      $  4,757,048
                                                              ============


                             See accompanying notes
                                 vFINANCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2002           2003
                                                    ------------   ------------
Revenues:
 Commissions - agency ............................  $  2,525,019   $  2,254,762
 Trading profits..................................     1,034,365        763,861
 Success fees ....................................     1,604,196        139,270
 Consulting and retainers ........................       331,597        147,993
 Other brokerage related income ..................       320,169        288,263
 Other ...........................................        89,256        112,452
                                                    ------------   ------------
Total revenues ...................................     5,904,602      3,706,601
                                                    ------------   ------------

Cost of revenues:
 Commissions .....................................     2,297,086      1,915,432
 Clearing and transaction costs ..................       249,860        174,007
 Success .........................................       772,420         66,051
 Consulting and retainers ........................         7,500         49,207
 Other ...........................................         9,262          4,759
                                                    ------------   ------------
Total cost of revenues ...........................     3,336,128      2,209,456
                                                    ------------   ------------

Gross profit .....................................     2,568,474      1,497,145
                                                    ------------   ------------

Other expenses:
 General and administrative ......................     2,444,430      1,586,765
 Net (gain) loss on trading securities ...........       (12,652)         2,728
 Professional fees ...............................       239,277         80,212
 Provision for bad debts .........................        60,560           -
 Legal litigation ................................          -            65,242
 Net unrealized gain on investments held
  for trading and stock purchase warrants ........       (60,329)       (72,008)
 Depreciation and amortization ...................        73,360         29,046
 Amounts forgiven under forgivable loans .........        74,375         27,500
 Stock based compensation ........................          -            12,420
                                                    ------------   ------------
Total other expenses .............................     2,818,931      1,731,905
                                                    ------------   ------------
Loss from operations .............................      (250,457)     (234,760)
Gain on sale of property .........................           194          -
Interest and dividend income (expense) ...........       (97,158)      (27,202)
                                                    ------------   ------------
Net loss .........................................      (347,421)     (261,962)
Less: Preferred stock dividend ...................       (30,625)         -
                                                    ------------   ------------
Loss available to common stockholders ............  $   (378,046)  $  (261,962)
                                                    ============   ============
Loss per share:
 Basic ...........................................  ($      0.02)  ($      0.01)
                                                    ============   ============
Weighted average number of common
 shares used in computing basic loss
 per share .......................................    23,387,097     28,868,237
                                                    ============   ============
 Diluted .........................................  ($      0.02)  ($      0.01)
                                                    ============   ============
Weighted average number of common
 shares used in computing diluted loss
 per share .......................................    23,387,097     28,868,237
                                                    ============   ============

                             See accompanying notes

                                 VFINANCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2002           2003
                                                    ------------    ------------
OPERATING ACTIVITIES
Net loss ........................................   $  (347,421)    $  (261,962)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
  Non-cash fees received ........................      (352,235)        (20,297)
  Depreciation and amortization .................        74,378          29,045
  Provision for doubtful accounts ...............        60,560            -
  Accretion of debt discount  ...................          -             18,348
  Unrealized gain on investments, net ...........       (36,815)        (86,368)
  Unrealized (gain) loss on stock purchase warrants     (23,515)         14,360
  Amount forgiven under forgivable loans  .......        74,375          27,500
  Stock based compensation.......................          -             12,420
  Changes in operating assets and liabilities:
    Accounts receivable .........................      (243,843)        (21,704)
    Forgivable Loans - employees.................        23,438            -
    Due from clearing broker ....................     1,167,906         182,129
    Notes receivable - employees ................        (7,000)         49,713
    Investments .................................    (1,120,212)        241,055
    Other current assets ........................         1,063          14,229
    Other assets and liabilities ................        20,346           1,550
    Accounts payable and accrued liabilities ....       (71,414)       (445,550)
    Securities, sold not yet purchased ..........        78,811           5,575
                                                    ------------    ------------
Net cash used in operating activities ...........      (701,578)       (239,957)

INVESTING ACTIVITIES
  Purchase of equipment .........................       (64,156)           -
                                                    ------------    ------------
Net cash used in investing activities ...........       (64,156)           -

FINANCING ACTIVITIES
  Changes in capital leases .....................       (20,537)           -
  Changes in current debt .......................        29,063            -
  Proceeds from credit agreement ................     1,500,000            -
  Proceeds from issuance of common stock
   related to private placements                        123,750         130,000
                                                    ------------    ------------
Net cash provided by financing activities .......     1,632,276         130,000

(Decrease) increase in cash and cash equivalents        866,542        (109,957)
Cash and cash equivalents at beginning of year ..     1,826,474       2,227,160
                                                    ------------    ------------
Cash and cash equivalents at end of period ......   $ 2,693,016     $ 2,117,203
                                                    ============    ============



                             See accompanying notes
vFinance, Inc.
Notes to Condensed Consolidated Financial Statements March 31, 2003
                                   (Unaudited)

1. DESCRIPTION OF BUSINESS

vFinance, Inc. is a "new-breed" financial services enterprise committed to building a worldwide audience of individuals looking to create wealth through equity investments in both their personal portfolios and their businesses. The Company principally operates in one business segment which can be referred to as investment management services and consists primarily of financial services, including retail brokerage and investment banking.

The Company conducts its broker/dealer operations and investment banking and consulting through vFinance Investments, Inc, a licensed broker dealer. It also operates its vFinance.com website through vFinance Holdings, Inc., manages its Critical Infrastructure Fund (BVI) LP through vFinance Advisors, LLC and vFinance Investors, LLC and processes its mortgage brokerage through vFinance Financial Lending Services, Inc.

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts have been eliminated in consolidation. Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ended December 31, 2003. The interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the year-ended December 31, 2002

Revenue Recognition

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

The Company periodically receives equity instruments such as stock purchase warrants, common stock and preferred stock from companies as part of its compensation for investment-banking services. Such instruments are classified as investments in trading securities on the Company's balance sheet, if still held at the financial reporting date. Primarily all of the equity instruments are received from small public companies. The Company recognizes revenue for the stock purchase warrants, when received, based on the Black Scholes valuation model. The revenue recognized related to the other equity instruments is determined based on available market information. On a monthly basis, the Company recognizes unrealized gains or losses in its statement of operations based on the changes in value of equity instruments. Realized gains or losses are recognized in the Company's statement of operations when the related equity instrument is sold.

Occasionally, the Company receives equity instruments in private companies with no readily available market value. Equity interests and warrants for which there is not a public market are valued based on factors such as significant equity financing by sophisticated, unrelated new investors, history of positive cash flow from operations, the market value of comparable publicly traded companies (discounted for liquidity) and other pertinent factors. Management also considers recent offers to purchase a portfolio company's securities and the filings of registration statements in connection with a portfolio company's initial public offering when valuing equity instruments received from a private company.

The Company sells two types of listings to its website: (i) perpetual listings to venture capital vendors, who are interested in providing services to other companies or individuals; and (ii) three-month listings to entrepreneurs who have new business ideas to sell. Revenue related to the listings is generally recognized over the terms of such listings. Website revenues are concentrated primarily in the United States but are not concentrated in any particular region of the country or with any individual or group. Fees related to such listings are included in "other" in the statements of operations.

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

Investments

Investments are classified as trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. Trading account assets, consisting of marketable equity securities and stock purchase warrants, are stated at fair value. At March 31, 2003 investments consisted of common stock and common stock purchase warrants held for resale. Realized gains or losses are recognized in the statement of operations when the related stock purchase warrant is exercised and the underlying shares are sold. Unrealized gains or losses are recognized in the statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges.

Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations in accounting for its employee stock options and employee stock purchase warrants because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION ("SFAS 123") and SFAS 148, Accounting for Stock Based Compensation Transition and Disclosure an amendment of SFAS 123, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options or stock purchase warrants equals or exceeds the market price of the underlying stock on the date of grant no compensation expense is recognized.

Upon the consummation of an advisory, consulting, capital or other similar transaction, the Company may distribute equity instruments or proceeds from the sale of equity instruments to its employees. These distributions are made at the Company's discretion on a case by case basis as determined by the role of the employee and the nature of the transaction. At March 31, 2003, there were no amounts owed to current employees of the Company in connection with equity investments received as compensation.


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

Forgivable Loans

In order to remain competitive in the marketplace, the Company granted forgivable loans to certain employees. The terms of the loans range from two to five years with scheduled maturity dates from 2002 to 2005. For each year the employee is in good standing with the Company, the Company forgives a ratable portion of the principal and related interest and charges this amount to compensation expense. If the employee is terminated, the principal balance is due and payable within 120 days. The loans do not bear interest and interest is not imputed as collectibility of any such interest would not be probable. As of March 31, 2003. the balance of the forgivable loans was $227,160 of which $140,000 is classified as current. The remaining long-term portion of $87,160 is scheduled for forgiveness as follows: $77,660 in 2004 and $9,500 in 2005.

3. IMPAIRMENT OF GOODWILL

Management determined that there was no impairment of goodwill during the quarters ended March 31, 2002 and 2003. Goodwill carried on the balance sheet as of March 31, 2003 was $420,000.

4. SHAREHOLDER'S EQUITY

On November 28, 2001, the Company entered into a Note Purchase Agreement, as amended by subsequent letter agreements dated November 30, 2001, December 14, 2001, and December 28, 2001, February 13, 2002 and March 4, 2002 (collectively, the "Note Purchase Agreement"), with SBI Investments (USA) Inc. ("SBI"). Under the terms of the Note Purchase Agreement, SBI may provide a subordinated loan to the Company of up to $1,500,000 in the form of a 48-month non-interest bearing, convertible note. As of December 31, 2002, the Company had received $975,000 under the Note Purchase Agreement and could have received, at SBI's option alone, an additional $525,000 no later than June 30, 2002. The additional $525,000 was not funded. The note is convertible, at SBI's option, into as many as 3,421,053 shares of our common stock at $0.285 per share. The Company, at any time during the first three years of the agreement, can call for redemption of the note at a price equal to 116.67% of the then outstanding principal amount of the Note, in whole (but not in part), or force the conversion of the note into shares of the Company's common stock.

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

In accordance with EITF Issue No. 00-27, (APPLICATION OF ISSUE NO. 98-5), ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OF CONTINGENTLY ADJUSTABLE CONVERSION RATIOS, IN CERTAIN CONVERTIBLE INSTRUMENTS, and APB #21 (INTEREST ON RECEIVABLES AND PAYABLES) the Company recorded an imputed interest factor related to the Note Purchase Agreement of $563,000. The Company fully expensed the beneficial conversion factor due to the fact that the SBI Note was immediately convertible. The net one time charge to the financial statements was $412,000. The imputed interest is accreted ratably over the term of the loan as additional interest expense. Amortization of the imputed interest began in January 2002.

The Company has elected to follow Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS 123") requires the use of option valuation models that were not developed for use in valuing employee stock options. As permitted, the Company adopted the disclosure alternative of SFAS 123 and SFAS 148, which require pro forma disclosure of net income and earnings per share as if the fair value method of accounting had been applied. Under APB 25, when the exercise price of the Company's stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recorded.

A summary of the stock option activity for the three months ended March 31, 2003 is as follows:

                                          Weighted
                                          Average
                                          Exercise     Number     Exercise Price
                                            Price     of Shares     Per Option
                                          --------    ---------    -------------
Outstanding options at December 31, 2002    $0.50     4,471,664    $0.15 - $6.00
Granted ................................    $0.19     1,390,000    $0.15 - $0.20
Cancelled ..............................    $0.57      (468,450)   $0.32 - $2.25
                                                     ----------
Outstanding options at March 31, 2003 ..    $0.41     5,393,214    $0.15 - $6.00
                                                     ----------

A summary of the stock purchase warrant activity for the three months ended March 31, 2003 is as follows:

                                          Weighted
                                          Average
                                          Exercise    Number of   Exercise Price
                                            Price     Warrants      Per Option
                                          --------    ---------    -------------
Outstanding warrants at December 31, 2002   $2.15     4,108,499    $0.35 - $7.20
Granted .................................   $0.20     1,000,000    $0.20
Cancelled ...............................       -             -                -
Outstanding options at March 31, 2003 ...   $1.77     5,108,499    $0.20 - $7.20
                                                      =========


The following table summarizes information concerning stock options outstanding at March 31, 2003.

Option      Options
 Price    Outstanding
 -----    -----------
  0.15        410,000
  0.20      1,050,000
  0.32      1,765,000
  0.35      1,539,215
  0.50        100,000
  0.55         69,000
  0.63        182,500
  0.70         39,000
  1.00         31,000
  2.25        157,499
  4.00         10,000
  4.13         20,000
  5.00         10,000
  6.00         10,000
           ----------
            5,393,214
           ==========

The following table summarizes information concerning warrants outstanding at March 31, 2003.



Exercise               Warrants
  Price               Outstanding
  -----               -----------
  0.20                 1,000,000
  0.35                 1,993,500
  0.63                   400,000
  2.25                   585,000
  2.50                   300,000
  6.00                   129,999
  7.20                   700,000
  ----                 ---------
                       5,108,499
                       =========



Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method. The fair value for options and warrants granted was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: for 2003 risk free interest rates of 4.25%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 2.345 for options and warrants and an expected life of the options and warrants of 4-5 years. The Company's pro forma net loss for the period ended March 31, 2003 was $366,207. The Company's pro forma basic and diluted net loss per share for the period ended March 31, 2003 was $0.03. The impact of the Company's pro forma net loss and loss per share of the SFAS 123 pro forma requirements are not likely to be representative of future pro forma results.

5. DEBT

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED
                                 MARCH 31, 2002

STATEMENTS OF OPERATIONS

Operating revenues were $3,706,601 for the three months ended March 31, 2003 as compared to $5,904,602 for the three months ended March 31, 2002 a decrease of $2,198,001 or 37%. The primary reason for the decrease was a significant reduction in success fees generated from Investment Banking efforts. The Company is strengthening its efforts in this area by the recruitment of several seasoned, high-level investment bankers.

Cost of revenues were $2,209,456 for the three months ended March 31, 2003 as compared to $3,336,128 for the three months ended March 31, 2002 a decrease of $1,126,672 or 33%. The decrease was primarily due to the reduction in Investment Banking success fees, referred to above, and the corresponding decrease in payouts to the Company's bankers. As a consequence, gross profit was $1,497,145 for the three months ended March 31, 2003 as compared to $2,568,474 for the three months ended March 31, 2002, a decrease of $1,071,329. The corresponding gross margin was 40% for the three months ended March 31, 2003 as compared to 44% for the three months ended March 31, 2002. The reduced gross margin percentage during the current quarter is also a result of the significant reduction in success fees which have comparatively higher margins than the Company's brokerage and trading revenues.

General and administrative expenses were $1,586,765 for the three months ended March 31, 2003 as compared to $2,444,430 for the three months ended March 31, 2002, a decrease of $857,665, or 35%. This decrease is primarily related to the Company's cost savings measures including headcount reductions and consolidation of its facility space. The Company has been consciously limiting its spending in this difficult economic environment.

Net loss (gain) on trading securities was $2,728 for the three months ended March 31, 2003 as compared to ($12,652) for the three months ended March 31, 2002. The net loss (gain) is a result of the value realized upon the disposition of a particular security.

Professional fees were $80,212 for the three months ended March 31, 2003 as compared to $239,277 for the three months ended March 31, 2002, a decrease of $159,065, or 66%. The decrease in cost was primarily attributable to better utilization of the Company's internal professional staff thereby reducing its reliance on outside consultants.

The provision for bad debt was $0 for the three months ended March 31, 2003 as compared to $60,560 for the three months ended March 31, 2002, a decrease of $60,560, or 100%. The Company provides for credit losses at the time it believes accounts receivable may not be collectible. Such evaluations are made and recorded on a monthly basis.

Legal litigation fees were $65,242 for the three months ended March 31, 2003 as compared to $0 for the three months ended March 31, 2002, an increase of $65,242, or 100%. As is typical in the industry, the Company defends itself vigorously against customer claims. As a result, legal litigation costs may be higher at certain times. While the Company's reserve for anticipated settlements has remained relatively constant year to year, its cost to defend itself varies from quarter to quarter.

The net unrealized gain on investments held for trading and stock purchase warrants was ($72,008) for the three months ended March 31, 2003, as compared to $(60,329) for the three months ended March 31, 2002. The respective gains were primarily due to an increase in the market value of investments held by the Company in conjunction with equity instruments received from various investment banking clients.

Depreciation and amortization was $29,046 for the three months ended March 31, 2003 as compared to $73,360 for the three months ended March 31, 2002, a decrease of $44,314, or 60%. The decrease was primarily due to certain fixed assets becoming fully depreciated and not subsequently replaced. Additionally, as facilities were consolidated and headcount reduced, there was a reduction in requirements for additional fixed asset purchases.

The amount forgiven under forgivable loans was $27,500 for the three months ended March 31, 2003 as compared to $74,375 for the three months ended March 31, 2002, a decrease of $46,875, or 63%. The decrease is attributable to the fact that the Company, several years ago, discontinued its practice of providing forgivable loans to brokers as part of its recruitment efforts. Accordingly, there have been no additions to the outstanding balance and it is being reduced over time.

Stock based compensation was $12,420 for the three months ended March 31, 2003 as compared to $0 for the three months ended March 31, 2002, an increase of $12,420, or 100%. This amount represents the amortization of deferred compensation to an outside consultant who was granted options from the Company in return for his services during late 2002. The amount of deferred compensation was fully recognized as of March 31, 2003.

Liquidity and Capital Resources

The Company had $2,117,203 of unrestricted cash at March 31, 2003.

Net cash used in operating activities for the three months ending March 31, 2003, was $239,957 as opposed to net cash used in operating activities of $701,578 for the three months ending March 31, 2002. The decrease in net cash used in operating activities was primarily due to reduced accounts receivable and a reduction of non-cash fees received.

Net cash used in investing activities for the three months ending March 31, 2003, was $0 as opposed to net cash used in operating activities of $64,156 for the three months ending March 31, 2002. The primary reason for the decrease in net cash used in investing activities was that the Company has reduced its headcount and facility space resulting in reduced fixed asset requirements.

Net cash provided in financing activities for the three months ending March 31, 2003, was $130,000 as opposed to net cash provided in financing activities of $1,632,276 for the three months ending March 31, 2002. The decrease in net cash provided by financing activities is due to the fact that the Company entered into a debt agreement with UBS Paine Webber borrowing $1,500,000 during the first quarter of 2002. The Company has had no further need to increase its debt position since that time.

The Company anticipates that it may need additional debt or equity financing in order to carry out its long-term business strategy. Such strategy may be financed by bank borrowings, public offerings, private placements of equity or debt securities, or a combination of the foregoing.

We do not have any material commitments for capital expenditures over the course of the next fiscal year.

The Company's operations are not affected by seasonal fluctuations however they are to some extent reliant on the continuation of mergers and acquisitions and related financings in the entrepreneurial marketplace.


ITEM 3. CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date within 45 days of the filing of this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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

                           Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On or about May 6, 2003 an Answer and Counterclaim was filed by FreeStar Technology Corporation and Paul Egan (collectively, the "Defendants") in response to a Complaint, as amended, previously filed against the Defendants in the United States District Count, Southern District of New York by the Plaintiffs, Boat Basin Investors, LLC, Papell Holdings, Ltd., Marc Siegel, David Stefansky and Richard Rosenblum. In the Answer and Counterclaim, which as of the date of this filing was not served upon vFinance Investments, Inc., Defendants counter claimed against the Plaintiffs and also named vFinance Investments, Inc., a wholly-owned subsidiary of the Company, as a counter defendant in such counter claim. Defendants'claims against vFinance Investments, Inc. include breach of fiduciary duty, breach of contract, negligence, and negligent misrepresentation and omission. Defendants are seeking judgment against vFinance Investments, Inc. for general and special damages in an amount of at least $18 million and punitive damages in an amount of at least $6 million. vFinance Investments, Inc., if and when served with this counterclaim, will vigorously defend the action. The Company believes the counter claims against vFinance Investments Inc. are totally without merit.

Item 2. CHANGES IN SECURITIES

On February 27, 2003 the Company sold 1,500,000 unregistered shares at a price of $0.0867 per share for a total consideration of $130,000. These shares were sold to Arend Verweij and Hoss Bozorgzad , independent contractors of the Company.

The above noted securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, because the securities were acquired in a privately negotiated transaction by sophisticated investors.

During the first quarter of 2003, the Company granted stock options to purchase an aggregate of 1,390,000 shares of the Company 's common stock to five employees of the Company. The exercise prices of these options range from $.15 to $0.20. The option grants were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, because the individuals receiving the options are sophisticated investors who have knowledge of all material information about the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

99.1 - Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

99.2 - Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002.


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





         Signature                       Title                          Date
         ---------                       -----                          ----

By: /s/ Leonard J. Sokolow          Chief Executive Officer         May 15, 2003
    ----------------------          and President
        Leonard J. Sokolow          (Principal Executive Officer)


By: /s/ Mark Kacer                  Chief Financial Officer and     May 15, 2003
    ----------------------          (Principal Financial and
        Mark Kacer                  Accounting Officer)

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of vFinance, Inc. on Form 10-QSB for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, I, Leonard J. Sokolow, the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C.
Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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





Date: May 15, 2003                            /s/  Leonard J. Sokolow
                                             ---------------------------
                                             Name: Leonard J. Sokolow
                                             Title: Chief Executive Officer

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of vFinance, Inc. on Form 10-QSB for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, I, Mark Kacer, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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





Date: May 15, 2003                            /s/  Mark Kacer
                                            ------------------------------
                                            Name:  Mark Kacer
                                            Title: Chief Financial Officer