Form 10QSB
period 2003-06-30
VFINANCE INC
filed 2003-08-15
CIK 890285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2003

                                       or

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



State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2003:

29,851,570 shares of Common Stock $0.01 par value

Transitional Small Business Disclosure Format (Check one): Yes [ x ] No [ ]

                                      INDEX
                                 VFINANCE, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet - June 30,2003 (Unaudited)..............4

         Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2003 (Unaudited).......................5

         Consolidated Statements of Cash Flows for the six months ended
             June 30, 2002 and 2003 (Unaudited) ............................6

         Notes to Consolidated Financial Statements (Unaudited) ............7-11

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations ........................................12-14

Item 3.  Controls and Procedures ..........................................15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ................................................16

Item 6.  Exhibits and Reports on Form 8-K .................................17

Signatures ................................................................18

FORWARD-LOOKING STATEMENTS

This form 10-QSB for vFinance, Inc. (the "Company") includes statements that may constitute "forward-looking" statements, usually containing the words "believe", "estimate", "intend", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, the inability of our broker-dealer operations to operate profitably in the face of intense competition from larger full service and discount brokers, a general decrease in merger and acquisition activities and our potential inability to receive success fees as a result of transactions not being completed, our potential inability to implement our growth strategy through acquisitions or joint ventures, our potential inability to secure additional debt or equity financing to support our growth strategies and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission. By making these forward-looking statements, the Company undertakes no obligation to update these statements for revisions or changes after the date of this Form 10-QSB.

                                 vFINANCE, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                       June 30, 2003
                                                      ---------------
Assets:
Current Assets:
   Cash and cash equivalents                          $   3,117,237
   Investments in trading securities                      1,025,842
   Accounts receivable, net of allowance
   for doubtful accounts                                    228,459
   Forgivable loans - employees, current portion            140,000
   Notes receivable - employees, net of allowance
    for doubtful accounts                                   102,497
   Prepaid expenses and other current assets                 89,551
                                                      ---------------
Total Current Assets                                      4,703,586

Furniture, equipment, and software, at cost:
   Furniture and equipment                                  403,948
   Internal use software                                    158,500
                                                      ---------------
                                                            562,448
Less accumulated depreciation                              (357,324)
                                                      ---------------
 Net furniture, equipment, and software                     205,124

Forgivable loans - employees                                 59,660
Goodwill, net of accumulated amortization                   420,000
Other assets                                                229,596
                                                      ---------------
  Total Assets                                        $   5,617,966
                                                      ===============

Liabilities and Shareholders' Equity:
   Accounts payable                                        $779,369
   Due to clearing broker                                    38,321
   Accrued payroll                                        1,452,827
   Accrued interest                                           8,000
   Other accrued liabilities                                622,737
   Securities sold, not yet purchased                        54,656
   Other                                                     28,568
                                                      ---------------
Total Current Liabilities                                 2,984,478

Notes Payable - long term                                 2,066,517

Shareholders' Equity:
   Common stock $0.01 par value, 75,000,000 shares
    authorized, 29,851,570 issued and outstanding           298,520
   Additional paid-in-capital on common stock            24,376,798
   Deferred compensation                                    (27,353)
   Accumulated deficit                                  (24,080,994)
                                                      ---------------
  Total Shareholders' Equity                                566,971
                                                      ---------------
    Total Liabilities and Shareholders' Equity        $   5,617,966
                                                      ===============

                            See accompanying notes.

                                 vFINANCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended June 30              Six Months Ended June 30
                                                        2002                 2003              2002                2003
Revenues:                                          ---------------------------------     ---------------------------------
 Commissions - agency                              $ 2,225,366          $ 3,427,594      $  4,750,385        $  5,682,357
 Trading profits                                       767,778              992,457         1,802,142           1,756,318
 Success fees                                          455,531              824,556         2,059,726             963,826
 Consulting and retainers                              425,500              137,502           757,097             285,774
 Other brokerage related income                        305,226              666,726           468,062             954,709
 Other                                                 100,688              117,533           189,944             229,985
                                                   ------------         ------------     -------------       -------------
Total revenues                                       4,280,089            6,166,368        10,027,356           9,872,969
                                                   ------------         ------------     -------------       -------------
Cost of revenues:

 Commissions                                         1,844,200            3,371,337         3,983,953           5,286,770
 Clearing and transaction costs                        222,554              444,677           472,413             510,728
 Success                                               362,557               79,542         1,134,977             128,749
 Consulting and retainers                               79,365              217,718            86,865             391,725
 Other                                                   9,445                5,279            18,707              10,038
                                                   ------------          -----------     -------------       -------------
Total cost of revenues                               2,518,121            4,118,553         5,696,915           6,328,010
                                                   ------------          -----------     -------------       -------------
Gross profit                                         1,761,968            2,047,815         4,330,441           3,544,959
                                                   ------------          -----------     -------------       -------------
Other expenses:

 General and administrative                          2,303,944            1,587,585         4,708,840           3,193,134
 Net loss (gain) on trading securities                    (995)             (51,097)          (13,648)            (48,369)
 Professional fees                                     327,921              113,714           567,198             175,142
 Provision for bad debts                               176,086               25,867           236,208              25,867
 Legal litigation and arbitration                       61,860               94,015           101,109             159,257
 Net unrealized loss (gain) on investments held
  for trading and stock purchase warrants              316,353              112,163           256,024              40,155
 Depreciation and amortization                          74,653               29,176           148,013              58,222
 Amounts forgiven under forgivable loans                69,375               27,500           144,188              55,000
 Stock based compensation expense                         -                   2,647              -                 15,067
                                                   -------------          -----------     -------------       -------------
Total other expenses                                 3,329,197            1,941,570         6,147,932           3,673,475
                                                   -------------          -----------     -------------       -------------
Loss (income) from operations                        1,567,229             (106,245)        1,817,491             128,516

Interest and dividend expense                           85,663               23,618           157,072              50,820
                                                   -------------          -----------     -------------       -------------
Pre-tax net loss (income)                            1,652,892              (82,627)        1,974,563             179,336
Income tax expense                                     139,513                    -           139,513                -
                                                   -------------          -----------     -------------       -------------
Net loss (income)                                    1,792,405              (82,627)        2,114,076             179,336
Less: Preferred stock dividend                          48,125                    -            78,750                -
                                                   -------------          -----------     -------------       -------------
Loss (income) available to common stockholders     $ 1,840,530           $  (82,627)     $  2,192,826         $   179,336
                                                   =============          ===========     =============       =============
Loss (income) per share:
 Basic                                             $      0.08           $     (0.00)     $       0.09        $      0.01
                                                   =============         ============     =============       =============
Weighted average number of common
 shares used in computing basic loss
 per share                                          23,220,430            29,851,570       23,284,508          29,362,620
                                                   =============         ============     =============       =============
 Diluted                                           $      0.08           $     (0.00)     $      0.09         $      0.01
                                                   =============         ============     =============       =============
Weighted average number of common
 shares used in computing diluted loss
 per share                                          23,220,430            29,851,570       23,284,508          29,362,620
                                                   =============         ============     =============       =============

                             See accompanying notes.

                                 vFINANCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    Six Months Ended June 30,
                                                     2002                2003
                                                  ------------------------------
 OPERATING ACTIVITIES
 Net Loss                                         $(2,114,076)      $  (179,336)
Adjustments to reconcile net loss to net cash
 provided (used) in operating activities:
 Non-cash fees received                              (687,187)         (219,817)
 Depreciation and amortization                        148,013            58,221
 Provision for doubtful accounts                      235,460            25,866
 Non-cash compensation                                   -               40,797
 Income tax receivable write off                      139,513              -
 Accretion of debt discount                           121,875            36,697
 Unrealized loss (gain) on investments, net           167,244          (116,419)
 Unrealized loss on warrants                           88,780           156,574
 Amount forgiven under forgivable loan                144,188            55,000
 Stock based compensation                                -               15,067
 Accounts receivable                                 (286,315)          (19,181)
 Forgivable loans                                      23,000              -
 Due from clearing broker                             694,698           134,955
 Notes receivable from employees                       17,924            44,946
 Investments in trading securities                    476,609           351,584
 Other current assets                                  40,880            14,228
 Other assets and liabilities                          20,644           (29,072)
 Accounts payable and accrued liabilities            (549,282)          390,920
 Securities sold, not yet purchased                    37,017             5,575
                                                  ------------      ------------
Net cash provided (used) in operating activities   (1,281,015)      $   766,605
                                                  ------------      ------------
 INVESTING ACTIVITIES
 Purchase of equipment                                (81,105)           (6,529)
 Disposal of  businesses, cash effect                   1,659              -
                                                  ------------      ------------
 Net cash used in investing activities                (79,446)           (6,529)
                                                  ------------      ------------
 FINANCING ACTIVITIES
 Change in capital leases                             (29,749)             -
 Changes in current debt                              (31,875)             -
 Proceeds from credit agreement                     1,500,000              -
 Proceeds from issuance of common stock               123,750           130,000
 Payment of long term debt                            (68,500)             -
                                                  ------------      ------------
 Net cash provided by financing activities          1,493,626           130,000
                                                  ------------      ------------


 Increase in cash                                     133,165           890,076
 Cash and cash equivalents at beginning of period   1,826,474         2,227,161
                                                  ------------      ------------
Cash and cash equivalents at end of period        $ 1,959,639       $ 3,117,237

                            See accompanying notes.

vFinance, Inc.
Notes to Consolidated Financial Statements June 30, 2003

                                   (Unaudited)

1. DESCRIPTION OF BUSINESS

vFinance, Inc. is a "new-breed" financial services enterprise committed to building a worldwide audience of individuals looking to create wealth through equity investments in both their personal portfolios and their businesses. The Company principally operates in one business segment which can be referred to as investment management services and consists primarily of financial services including retail brokerage and investment banking.

The Company conducts its broker/dealer operations, investment banking and consulting through vFinance Investments, Inc, a licensed broker dealer. It also operates its vFinance.com website through vFinance Holdings, Inc., manages the Critical Infrastructure Fund (BVI) LP through vFinance Advisors, LLC and vFinance Investors, LLC and processes its mortgage brokerage through vFinance Financial Lending Services, Inc.

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts have been eliminated in consolidation. Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ended December 31, 2003. The interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the year-ended December 31, 2002

Revenue Recognition

The Company earns revenue (commissions) from brokerage and trading which are recognized on the day of the trade -" trade date basis". The Company also earns revenue from investment banking and consulting. Monthly retainer fees for investment banking and consulting are recognized as services are provided. Investment banking success fees are generally based on a percentage of the total value of a transaction and are recognized upon successful completion.

The Company does not require collateral from its customers. Revenues are not concentrated in any particular region of the country or with any individual or group.

The Company may receive equity instruments such as stock purchase warrants, common stock and preferred stock from companies as part of its compensation for investment-banking services. Such instruments are classified as investments in trading securities on the Company's balance sheet, if still held at the financial reporting date. These instruments are stated at fair value in accordance with SFAS #115 "Accounting for certain investments in debt and equity securities" and EITF 00-8 "Accounting by a grantee for an equity instrument to be received in conjunction with providing goods or services". Primarily all of the equity instruments are received from small public companies. The Company recognizes revenue for the stock purchase warrants, when received, based on the Black Scholes valuation model. The revenue recognized related to the other equity instruments is determined based on available market information. On a monthly basis, the Company recognizes unrealized gains or losses in its statement of operations based on the changes in value of equity instruments. Realized gains or losses are recognized in the Company's statement of operations when the related equity instrument is sold.

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

Upon the consummation of an advisory, consulting, capital or other similar transaction, the Company may distribute equity instruments or proceeds from the sale of equity instruments to its employees. These distributions are made at the Company's discretion on a case-by-case basis as determined by the role of the employee and the nature of the transaction. At June 30, 2003, there were no amounts owed to current employees of the Company in connection with equity investments received as compensation.

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

Investments

Investments are classified as trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. Trading account assets, consisting of marketable equity securities and stock purchase warrants, are stated at fair value. At June 30, 2003 investments consisted of common stock and common stock purchase warrants held for resale. Realized gains or losses are recognized in the statement of operations when the related stock purchase warrant is exercised and the underlying shares are sold. Unrealized gains or losses are recognized in the statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges.

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

Forgivable Loans

In order to remain competitive in the marketplace, the Company granted forgivable loans to certain employees. The terms of the loans range from two to five years with scheduled maturity dates from 2002 to 2005. For each year the employee is in good standing with the Company, the Company forgives a ratable portion of the principal and related interest and charges this amount to compensation expense. If the employee is terminated, the principal balance is due and payable within 120 days. The loans do not bear interest and interest is not imputed as collectibility of any such interest would not be probable. As of June 30, 2003 the balance of the forgivable loans was $199,660 of which $140,000 is classified as current. The remaining long-term portion of $59,660 is scheduled for forgiveness as follows: $50,160 in 2004 and $9,500 in 2005.

3. IMPAIRMENT OF GOODWILL

Management determined that there was no impairment of goodwill during the quarters ended June 30, 2002 and 2003. Goodwill carried on the balance sheet as of June 30, 2003 was $420,000.

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

On February 27, 2003 the Company sold 1,500,000 unregistered shares at a price of $0.0867 per share for a total consideration of $130,000. These shares were sold to Arend Verweij and Hoss Bozorgzad, independent contractors of the Company. These securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, because the securities were acquired in a privately negotiated transaction by sophisticated investors.

A summary of the stock option activity for the six months ended June 30, 2003 is as follows:

                                          Weighted
                                          Average
                                          Exercise     Number     Exercise Price
                                            Price     of Shares     Per Option
                                          --------    ---------    -------------
Outstanding options at December 31, 2002    $0.50     4,471,664    $0.15 - $6.00
Granted ................................    $0.17     2,400,000    $0.15 - $0.20
Cancelled ..............................    $0.43    (1,163,450)   $0.32 - $2.25
                                                     ----------
Outstanding options at June 30, 2003 ...    $0.38     5,708,214    $0.15 - $6.00
                                                     ----------

A summary of the stock purchase warrant activity for the six months ended June 30, 2003 is as follows:

                                          Weighted
                                          Average
                                          Exercise    Number of   Exercise Price
                                            Price     Warrants      Per Option
                                          --------    ---------    -------------
Outstanding warrants at December 31, 2002   $2.15     4,108,499    $0.35 - $7.20
Granted .................................   $0.19     1,250,000    $0.15 - $0.20
Cancelled ...............................       -             -                -
Outstanding options at June 30, 2003 ....   $1.69     5,358,499    $0.15 - $7.20
                                                      =========

The following table summarizes information concerning stock options outstanding at June 30, 2003.

Option      Options
 Price    Outstanding
 -----    -----------
  0.15      1,420,000
  0.20      1,050,000
  0.32      1,225,000
  0.35      1,389,215
  0.50        100,000
  0.55         69,000
  0.63        182,500
  0.70         39,000
  1.00         26,000
  2.25        157,499
  4.00         10,000
  4.13         20,000
  5.00         10,000
  6.00         10,000
           ----------
            5,708,214
           ==========

The following table summarizes information concerning warrants outstanding at June 30, 2003.

Exercise               Warrants
  Price               Outstanding
  -----              ------------
  0.15                   250,000
  0.20                 1,000,000
  0.35                 1,993,500
  0.63                   400,000
  2.25                   585,000
  2.50                   300,000
  6.00                   129,999
  7.20                   700,000
  ----                 ---------
                       5,358,499
                       =========

Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method. The fair value for options and warrants granted was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: for 2003 risk free interest rates of 2.44%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 2.776 for options and warrants and an expected life of the options and warrants of 4-5 years. The Company's pro forma net loss for the period ended June 30, 2003 was $363,674. The Company's pro forma basic and diluted net loss per share for the period ended June 30, 2003 was $0.01. The impact of the Company's pro forma net loss and loss per share of the SFAS 123 pro forma requirements are not likely to be representative of future pro forma results.

6. DEBT

On January 25, 2002, the Company entered into a Credit Agreement with UBS Americas, Inc. ("UBS"). Under the terms of the Credit Agreement, UBS provided a revolving credit facility of up to $3,000,000 to the Company for the purpose of supporting the expansion of its brokerage business or investments in infrastructure to expand its operations or its broker-dealer operations. The loan has a term of 4 years, must be repaid in full by January 2005, and bears interest at LIBOR plus a LIBOR margin of 2% if the loan is repaid within a month or 5% if it is outstanding more than a month. Among other covenants, Section
5.10 of the Credit Agreement requires the Company to maintain shareholder's equity of at least $7,000,000. On April 12, 2002 UBS waived this requirement of the Credit Agreement to the extent necessary to exclude the Company's write-off of goodwill aggregating $8,852,020 included in the Company's consolidated financial statements for the year ended December 31, 2001.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was recently released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to our consolidated financial statements dated December 31, 2002 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

GENERAL. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

REVENUE RECOGNITION. We earn revenue from brokerage and trading which are recognized on the day of the trade. We also earn revenue from investment banking and consulting. Monthly retainer fees for investment banking and consulting are recognized as earned. Investment banking success fees are generally based on a percentage of the total value of a transaction and are recognized upon successful completion.

We do not require collateral from our customers. Revenues are not concentrated in any particular region of the country or with any individual or group.

We periodically receive equity instruments which include stock purchase warrants and common and preferred stock from companies as part of our compensation for investment-banking services that are classified as investments in trading securities on the balance sheet if still held at the financial reporting date. These instruments are stated at fair value in accordance with SFAS #11 "Accounting for certain investments in debt and equity securities" and EITF 00-8 "Accounting by a grantee for an equity instrument to be received in conjunction with providing goods or services." Primarily all of the equity instruments are received from small public companies. The stock and stock purchase warrants received are typically restricted as to re-sale. Though, the Company generally receives a registration right within one year. Company policy is to sell these securities in anticipation of short-term market movements. We recognize revenue for these stock purchase warrants when received based on the Black Scholes valuation model. On a monthly basis, we recognize unrealized gains or losses in the statement of operations based on the changes in value in the stock purchase warrants as determined by the Black Scholes valuation model. Realized gains or losses are recognized in the statement of operations when the related stock purchase warrant is exercised and sold.

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

 Our policy was to distribute equity instruments or proceeds from the sale of equity instruments to our employees as compensation for their investment banking successes. These distributions complied with compensation agreements which varied on a "banker by banker" basis. Accordingly, unrealized gains or losses recorded in the statement of operations related to securities held by us at each period end which ultimately will be distributed to our employees, also impact compensation expense and accrued compensation.

As of June 30,2003, certain transactions in process may result in us receiving equity instruments or stock purchase warrants in subsequent periods as discussed above. In this event, we will recognize revenue related to the receipt of such equity instruments consistent with the aforementioned policies. In addition, we would also record compensation expense at fair value related to the distribution of some or all of such equity instruments to employees or independent contractors involved with the related transaction.

CLEARING ARRANGEMENT. We do not carry accounts for customers or perform custodial functions related to customers' securities. We introduce all of their customer transactions, which are not reflected in these financial statements, to their respective clearing brokers, which maintain the customers' accounts and clear such transactions. Additionally, our clearing firm provides the clearing and depository operations for our proprietary securities transactions. These activities may expose our broker dealer to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing broker, as our broker dealer has agreed to indemnify our clearing firm.

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

FAIR VALUE. "Investments in trading securities" and "Securities sold, not yet purchased" on our consolidated balancesheet are carried at fair value or amounts that approximate fair value, with related unrealized gains and losses recognized in our results of operations. The determination of fair value is fundamental to our financial condition and results of operations and, in certain circumstances, it requires management to make complex judgments.

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

INVESTMENTS. Investments are classified as trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. Any unregistered securities received generally contain a registration right within one year. Trading account assets, consisting of marketable equity securities and stock purchase warrants, are stated at fair value. Realized gains or losses are recognized in the statement of operations when the related stock purchase warrant is exercised and the underlying shares are sold. Unrealized gains or losses are recognized in the statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges.

GOODWILL AND OTHER INTANGIBLE ASSETS ("FAS 142"). The provisions of FAS 141 eliminated the pooling-of-interests method of accounting for business combinations consummated after June 30, 2001. We adopted FAS 141 on July 1, 2001 and it did not have a significant impact on our financial position or results of operations. Under the provisions of FAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company adopted the new accounting rules, as required, effective January 1, 2002.

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


         SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED
                                  JUNE 30, 2002

STATEMENTS OF OPERATIONS

Operating revenues were $9,872,969 for the six months ended June 30, 2003 as compared to $10,027,356 for the six months ended June 30, 2002 a decrease of $154,387 or 2%. The primary reason for the decrease was a significant reduction in success fees generated from Investment Banking efforts. The Company has strengthened its efforts in this area by recruiting seasoned, high-level investment bankers.

Cost of revenues were $6,328,010 for the six months ended June 30, 2003 as compared to $5,696,915 for the six months ended June 30, 2002 an increase of $631,095, or 11%. The increase was primarily due to new brokers brought on during the year that required higher commission percentages (payouts). As a consequence, gross profit was $3,544,959 for the six months ended June 30, 2003 as compared to $4,330,441 for the six months ended June 30, 2002, a decrease of $785,482. The corresponding gross margin was 36% for the six months ended June 30, 2003 as compared to 43% for the six months ended June 30, 2002. The reduced gross margin during the current quarter is also a result of the increased payout percentages to the Company's brokers.

General and administrative expenses were $3,193,134 for the six months ended June 30, 2003 as compared to $4,708,840 for the six months ended June 30, 2002, a decrease of $1,515,706, or 32%. This decrease is primarily related to the Company's cost savings measures including headcount reductions and consolidation of its facility space.

Net gain on trading securities was $48,369 for the six months ended June 30, 2003 as compared to $13,468 for the six months ended June 30, 2002, an increase of $34,901, or 259%. Net gains are a result of the value realized upon the disposition of a particular security.

Professional fees were $175,142 for the six months ended June 30, 2003 as compared to $567,198 for the six months ended June 30, 2002, a decrease of $392,056, or 69%. This decrease was primarily attributable to better utilization of the Company's internal professional staff thereby reducing its reliance on outside consultants.

The provision for bad debt was $25,867 for the six months ended June 30, 2003 as compared to $236,208 for the six months ended June 30, 2002, a decrease of $210,341, or 89%. The decrease in the provision for bad debt is primarily related to the decrease in consulting and retainer revenues, which historically proved difficult to collect. The Company provides for credit losses at the time it believes accounts receivable may not be collectible. Such evaluations are made and recorded on a monthly basis.

Legal litigation and arbitration was $159,257 for the six months ended June 30, 2003 as compared to $101,109 for the six months ended June 30, 2002, an increase of $58,148, or 57%. As is typical in the industry, the Company defends itself vigorously against customer claims. As a result, legal litigation costs may be higher at certain times. While the Company's reserve for anticipated settlements has remained relatively constant year to year, its cost to defend itself varies from quarter to quarter.

The net unrealized loss on investments held for trading and stock purchase warrants was $40,155 for the six months ended June 30, 2003, as compared to $256,024 for the six months ended June 30, 2002. The respective losses were primarily due to decreases in the market value of equity instruments received from various investment banking clients and held by the Company.

Depreciation and amortization was $58,222 for the six months ended June 30, 2003 as compared to $148,013 for the six months ended June 30, 2002, a decrease of $89,791, or 61%. The decrease was primarily due to certain fixed assets becoming fully depreciated and not subsequently replaced. Additionally, as facilities were consolidated and headcount reduced, there was a reduction in requirements for additional fixed asset purchases.

The amount forgiven under forgivable loans was $55,000 for the six months ended June 30, 2003 as compared to $144,188 for the six months ended June 30, 2002, a decrease of $89,188, or 62%. The decrease is attributable to the fact that the Company, several years ago, discontinued its practice of providing forgivable loans to brokers as part of its recruitment efforts. Accordingly, there have been no additions to the outstanding balance and the remaining balance is being reduced over time.

 Stock based compensation was $15,067 for the six months ended June 30, 2003 as compared to $0 for the six months ended June 30, 2002, an increase of $15,067. This amount primarily represents the amortization of deferred compensation to an outside consultant who was granted options from the Company in return for his services during late 2002. The amount of deferred compensation related to the consultant was fully recognized as of March 31, 2003. In addition, the Company recently granted warrants to its landlord related to the renegotiation of its lease and this amount is being amortized over the life of the lease.


LIQUIDITY AND CAPITAL RESOURCES

The Company had $3,117,237 of unrestricted cash at June 30, 2003.

Net cash provided by operating activities for the six months ending June 30, 2003, was $766,605 as opposed to net cash used in operating activities of ($1,281,015) for the six months ending June 30, 2002. The increase in cash provided by operating activities is primarily attributable to a significant reduction in the Company's net loss, $179,336 as of June 30, 2003 versus $2,114,076 as of June 30, 2002, as well as increases in accounts payable and accrued liabilities and decreases in non-cash fees received.

Net cash used in investing activities for the six months ending June 30, 2003, was $6,529 as opposed to $79,446 for the six months ending June 30, 2002. The primary reason for the decrease was that the Company has reduced its headcount and facility space resulting in reduced fixed asset requirements.

Net cash provided by financing activities for the six months ending June 30, 2003, was $130,000 as opposed to $1,493,626 for the six months ending June 30, 2002. The decrease is due to the fact that the Company entered into a debt agreement with UBS Paine Webber borrowing $1,500,000 during the first quarter of 2002. The Company has had little need to increase its external funding since that time.

The Company does, however, anticipate that it may need additional debt or equity financing in order to carry out its long-term business strategy. Such funding may be a result of bank borrowings, public offerings, private placements of equity or debt securities, or a combination of the foregoing.

We do not have any material commitments for capital expenditures over the course of the next fiscal year.

The Company's operations are not affected by seasonal fluctuations however they are to some extent reliant on the continuation of mergers and acquisitions and related financings in the entrepreneurial marketplace.

ITEM 3. CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Such officers have concluded (based upon their evaluation of these controls and procedures as of the end of the period covered by this Quarterly Report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and their can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                           Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On or about May 6, 2003, an Answer and Counterclaim was filed by FreeStar Technology Corporation and Paul Egan (collectively, the "Defendants") in response to a Complaint, as amended, previously filed against the Defendants in the United States District Count, Southern District of New York by the Plaintiffs, Boat Basin Investors, LLC, Papell Holdings, Ltd., Marc Siegel, David Stefansky and Richard Rosenblum. In the Answer and Counterclaim, Defendants counterclaimed against the Plaintiffs and also named vFinance Investments, Inc., a wholly-owned subsidiary of the Company, as a counter defendant in such counterclaim. Defendants' claims against vFinance Investments, Inc. include breach of fiduciary duty, breach of contract, negligence, and negligent misrepresentation and omission. Defendants are seeking judgment against the Plaintiffs and vFinance Investments, Inc. for general, and special and punitive damages in excess of $30 million. On or about June 10, 2003, vFinance Investments, Inc. filed counterclaims against the Defendants to recover on two unpaid outstanding notes in the aggregate principal amount of $69,000 plus accrued interest due to vFinance Investments, Inc., to recover legal fees from the Defendants and for defamation against vFinance Investments, Inc. The Company believes the counterclaims against vFinance Investments Inc. are totally without merit. vFinance Investments, Inc. will thus vigorously defend the action and pursue its claims against the Defendants.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.

31.2 - Rule 13a-15(a)/15d-14(a) Certification of Chief Financial Officer of the Company.

32.1 - Section 1350 Certification by Chief Executive Officer of the Company.

32.2 - Section 1350 Certification by Chief Financial Officer of the Company.


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



         Signature                       Title                          Date
         ---------                       -----                          ----

By: /s/ Leonard J. Sokolow          Chief Executive Officer       August 14,2003
    ----------------------          and President
        Leonard J. Sokolow          (Principal Executive Officer)


By: /s/ Mark Kacer                  Chief Financial Officer and   August14, 2003
    -----------------------------   (Principal Financial and
        Mark Kacer                   Accounting Officer)