Form 10KSB/A
period 2001-12-31
VFINANCE INC
filed 2003-08-18
CIK 890285

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


                           (f/k/a vFinance.com, Inc.)
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

                   DOCUMENTS INCORPORATED BY REFERENCE : NONE

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

Forward-Looking Statements

PART I.

Item 1.    Description of Business                                          4

Item 2.    Description of Property                                          19

Item 3.    Legal Proceedings                                                20

Item 4.    Submission of Matters to a Vote of Security Holders              22

PART II.

Item 5.    Market for Common Equity and Related Stockholder Matters         22

Item 6.    Management's Discussion and Analysis or Plan of Operation        24

Item 7.    Financial Statements                                             32

Item 8.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                         67
PART III.

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                67

Item 10.   Executive Compensation                                           69

Item 11.   Security Ownership of Certain Beneficial Owners and Management
            And Related Stockholder Matters                                 72

Item 12.   Certain Relationships and Related Transactions                   74

Item 13.   Exhibits, List and Reports on Form 8-K                           75

Signatures                                                                  80

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

We are a holding company engaged in retail and institutional securities brokerage, investment banking and research services through our principal operating subsidiary, vFinance Investments, Inc. We are committed to establishing a significant presence in the financial services industry by meeting the varying investment needs of our corporate, institutional and individual clients.

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

On January 4, 2001, we closed the merger of NW Holdings, Inc., a Florida corporation, with and into us with us as the surviving corporation. On the closing date of the merger, NW Holdings, Inc. was the parent company of and wholly owned First Level Capital, Inc., a Florida corporation. First Level Capital, Inc. is now known as vFinance Investments, Inc., an investment-banking firm that is licensed to conduct activities as a broker-dealer in 49 states and has offices in New York, New Jersey and Florida. vFinance Investments, Inc., our wholly owned subsidiary, continues to provide investment-banking services to small and medium sized companies and retail brokerage services to companies, financial institutions and individual investors.

On January 4, 2001, we also completed the merger of Colonial Direct Financial Group, Inc., a Delaware corporation, with and into Colonial Acquisition Corp., our wholly owned subsidiary, with Colonial Direct Financial Group, Inc. as the surviving corporation and as our wholly owned subsidiary. At the time of the merger, Colonial Direct Financial Group, Inc. was a holding company comprised of two diversified financial services companies, including First Colonial Securities Group, Inc. and Colonial Direct Retirement Services, Inc., and a company that provides administrative support to these financial service companies, Colonial Direct Capital Management, Inc. The Colonial group of companies is now inactive but some of its personnel were absorbed into vFinance Investments, Inc.

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

RECENT FINANCINGS

We recently entered into two agreements with financial institutions to allow us to better utilize our resources. The discussion below is qualified in its entirety by reference to the copies of the agreements attached as exhibits to this report.

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

OUR BUSINESS

RETAIL BUSINESS. The largest portion of our revenues in 2001 (73% in 2001) (0% in 2000) were attributable to commissions generated by our brokerage activities through our wholly owned broker-dealer subsidiary, vFinance Investments. vFinance Investments buys and sells securities for its customers from other dealers on an agency basis, and charges its customers a commission for its services. Such commission revenue is derived from brokerage transactions in listed and over-the-counter securities and mutual fund securities. vFinance Investments has agreements with numerous mutual fund management companies pursuant to which it sells shares in a variety of mutual funds. Mutual fund commissions are derived from standard dealers' discounts that are a small percentage of the purchase price of the shares depending upon the terms of the dealer agreement and the size of the transaction. In addition, most funds permit vFinance Investments to receive additional periodic fees based upon the customer's investment maintained in particular funds.

INVESTMENT BANKING AND MERGERS AND ACQUISITIONS. A significant portion of our revenues in our last fiscal year were derived from the success fees generated by the investment-banking and the merger and acquisition activities (16% in 2001) (54% in 2000) of the vFinance Capital division of vFinance Investments, Inc. Through vFinance Capital, we offer capital raising and related services to (A) emerging growth and middle market privately held companies worldwide by assisting such companies in (i) developing sound strategic plans, (ii) obtaining growth, mezzanine, bridge, or acquisition capital (including, but not limited to, venture capital financing), (iii) pursuing strategically sound acquisitions or divestiture strategies, (iv) transitioning into viable professional corporations able to raise funds in the public markets, and (v) maximizing shareholder value by conducting recapitalizations or other liquidity transactions and (B) publicly held companies by arranging private equity financing for such publicly held companies. As consideration for such services, we are paid success fees which are agreed upon amounts based on the percentage of the total value of a transaction and are contingent on the successful completion of a specified transaction. As part of our success fees, we periodically receive equity instruments and stock purchase warrants from companies for which we perform services in addition to the cash paid for such services. Primarily all of the equity instruments are in private companies or small public companies. During our last fiscal year, the investment-banking and merger and acquisition activities of vFinance Capital consisted of acting as a placement agent for fourteen private placements, as an agent for one merger and as a consultant for two public companies.

Since 1996, the principals of vFinance Capital and its predecessor, Union Atlantic Capital, L.C., have structured private equity and debt placements totaling in excess of $300 million. The great majority of these financings are for companies with market capitalizations between $10 and $150 million.

In the corporate finance area, our subsidiaries have been active as underwriters or selling group members in numerous public equity transactions. Participation as a managing underwriter or in an underwriting syndicate involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase. In addition, under the federal securities laws, other laws and court decisions with respect to underwriters' liabilities and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to such offerings. Acting as a managing underwriter increases these risks. Underwriting commitments constitute a charge against net capital and our subsidiaries' ability to make underwriting commitments may be limited by the requirement that they must at all times be in compliance with regulations regarding their net capital.

MANAGEMENT CONSULTING. A portion of our revenues in our last fiscal year were derived from consulting fees generated by the management consulting activities of vFinance Holdings (5% in 2001 and 40% in 2000). Through vFinance Holdings we provide management consulting services and related services to corporations and high net worth individuals by working with the senior management of those corporations and high net worth individuals to (i) assess market conditions and evaluate their assets (tangible and intangible) and their operational capabilities; (ii) identify alternative strategies, establish processes to build consensus and create strategies for effectively implementing changes; and (iii) prepare a report formalizing our findings that serves as a tactical tool to ensure communication and consistency in planning and coordination of efforts. In addition, through the executive search practice of vFinance Holdings, we assist companies in identifying and recruiting talented individuals to help the companies grow. vFinance Holdings specializes in senior executive and board member searches for public companies as well as venture backed and private equity companies. As consideration for these services, vFinance Holdings is paid consulting fees that are based on a monthly retainer. As part of its consulting fees, vFinance Holdings periodically receives equity instruments and warrants from companies for which it performs services in addition to the cash paid for such services.

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

RESEARCH SERVICES.   Our research departments focus on investigating investment opportunities by utilizing fundamental, technical and quantitative methods to conduct in-depth analysis. Our research departments:

         - review and analyze general market conditions and other industry groups;
         - issue written reports on companies, with recommendations on specific actions to buy, sell or hold;
         -        furnish information to retail and institutional customers; and
         -        respond to inquiries from customers and account executives.

Additionally, our research analysts interface regularly with industry leaders and portfolio managers in order to produce actionable evaluations and decisions. These recommendations are communicated to clients and the firm via company and industry reports.

ADMINISTRATION, OPERATIONS, SECURITIES TRANSACTIONS PROCESSING AND CUSTOMER ACCOUNTS

Our operating subsidiaries do not hold any funds or securities for their customers. Instead, they use the services of clearing agents on a fully disclosed basis. These clearing agents process all securities transactions and maintain customer accounts on a fee basis. Customer accounts are protected through the SIPC for up to $500,000, of which coverage for cash balances is limited to $100,000. In addition, all customer accounts are fully protected by an Excess Securities Bond providing protection for the account's entire net equity (both cash and securities). The services of our subsidiaries' clearing agents include billing, credit control, and receipt, custody and delivery of securities. The clearing agents provide operational support necessary to process, record, and maintain securities transactions for each of our subsidiaries' brokerage activities. They provide these services to our subsidiaries' customers at a total cost which we believe is less than it would cost us to process such transactions on our own. The clearing agents also lend funds to our subsidiaries' customers through the use of margin credit. These loans are made to customers on a secured basis, with the clearing agents maintaining collateral in the form of saleable securities, cash or cash equivalents. vFinance Investments, Inc. has agreed to indemnify the clearing brokers for losses they incur on these credit arrangements.

COMPETITION

Our subsidiaries encounter intense competition in all aspects of their business and compete directly with many other securities firms for clients, as well as registered representatives. Many of their competitors have significantly greater financial, technical, marketing and other resources than they do. National retail firms such as Merrill Lynch Pierce Fenner & Smith Incorporated, Salomon Smith Barney, Inc. and Morgan Stanley/Dean Witter dominate the industry. Our subsidiaries also compete with numerous regional and local firms. In addition, a number of firms offer discount brokerage services to retail customers and generally effect transactions at substantially lower commission rates on an "execution only" basis, without offering other services such as investment recommendations and research. Moreover, there is substantial commission discounting by full-service broker-dealers competing for institutional and retail brokerage business. The recent emergence of online trading has further intensified the competition for brokerage customers. Our subsidiaries currently do not offer any online trading services to their customers. The continued expansion of discount brokerage firms and online trading could adversely effect the retail business. Other financial institutions, notably commercial banks and savings and loan associations, offer customers some of the same services and products presently provided by securities firms. While it is not possible to predict the type and extent of competing services which banks and other institutions ultimately may offer to customers, our subsidiaries may be adversely affected to the extent those services are offered on a large scale basis. We try to compete through our advertising and recruiting programs for registered representatives interested in potentially joining our Company.

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

RISKS RELATED TO OUR COMPANY

WE HAVE A LIMITED OPERATING HISTORY. AS A RESULT, YOU MAY HAVE DIFFICULTY EVALUATING OUR BUSINESS AND PROSPECTS.

We have a limited operating history. We only commenced our broker-dealer operations in the middle of 2000. In addition, we completely restructured our broker-dealer operations in 2001 through the acquisition of the two firms mentioned above and their merger into a single operation. We purchased our hedge fund management business in mid-2001 but have determined to liquidate such operation. Our website has been in existence since 1995. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development. These risks are particularly severe among companies in new and rapidly evolving markets such as online business development services and those in regulated industries such as the securities industry. It may be difficult or impossible to accurately forecast our operating results and evaluate our business and prospects based on our historical results.

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

We incurred net losses of $17,453,860 and $3,911,649 for the years ending December 31, 2001 and December 31, 2000 respectively. As of December 31, 2001, we had an accumulated deficit of $21,254,359.

We expect to spend significant amounts to enhance our products and technologies, and to expand domestic and international sales and operations. As a result, we will need to generate significant additional revenue to achieve profitability based on such planned expenditures and expansion. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we do not achieve and maintain profitability, the market price for our common stock may further decline, perhaps substantially.

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

WE ARE SUBJECT TO VARIOUS RISKS ASSOCIATED WITH THE SECURITIES INDUSTRY.

As securities broker-dealers, we are subject to uncertainties that are common in the securities industry. These uncertainties include:

  - the volatility of domestic and international financial, bond and stock markets, as demonstrated by recent disruptions in the financial markets;
  - extensive governmental regulation;
  - litigation;
  - intense competition;
  - substantial fluctuations in the volume and price level of securities; and
  - dependence on the solvency of various third parties.

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

OUR  BUSINESS  COULD BE  ADVERSELY  AFFECTED  BY A  BREAKDOWN  IN THE  FINANCIAL
MARKETS.

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

We may from time to time have a trading strategy consisting of holding a long position in one asset and a short position in another from which we expect to earn revenues based on changes in the relative value of the two assets. If, however, the relative value of the two assets changes in a direction or manner that we did not anticipate or against which we are not hedged, we might realize a loss in those paired positions. In addition, we maintain trading positions that can be adversely affected by the level of volatility in the financial markets, i.e., the degree to which trading prices fluctuate over a particular period, in a particular market, regardless of market levels.

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

CREDIT RISK EXPOSES US TO LOSSES CAUSED BY FINANCIAL OR OTHER PROBLEMS EXPERIENCED BY THIRD PARTIES.

We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties include:

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

WE MAY HAVE DIFFICULTY EFFECTIVELY MANAGING OUR GROWTH.

Over the past several years, we have experienced significant growth in our business activities and the number of our employees through a variety of transactions We expect our business to continue to grow. Growth of this nature involves numerous risks such as:

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

RISK OF LOSSES ASSOCIATED WITH SECURITIES LAWS VIOLATIONS AND LITIGATION.

Many aspects of our business involve substantial risks of liability. An underwriter is exposed to substantial liability under federal and state securities laws, other federal and state laws, and court decisions, including decisions with respect to underwriters' liability and limitations on indemnification of underwriters by issuers. For example, a firm that acts as an underwriter may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered or for statements made by its securities analysts or other personnel. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions that seek substantial damages. Our underwriting activities will usually involve offerings of the securities of smaller companies, which often involve a higher degree of risk and are more volatile than the securities of more established companies. In comparison with more established companies, smaller companies are also more likely to be the subject of securities class actions, to carry directors and officers liability insurance policies with lower limits or not at all, and to become insolvent. Each of these factors increases the likelihood that an underwriter of a smaller companies' securities will be required to contribute to an adverse judgment or settlement of a securities lawsuit.

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

OUR DIRECTORS AND EXECUTIVE OFFICERS CONTROL APPROXIMATELY 34% OF OUR COMMON STOCK AND MAY HAVE INTERESTS DIFFERING FROM THOSE OF OTHER STOCKHOLDERS.

At December 31, 2001, our directors and executive officers control approximately 34% of our outstanding common stock, directly as stockholders and indirectly through control relationships with other stockholders. There is no supermajority vote. These directors and executive officers, if acting together, would be able significantly to influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions, including mergers, consolidations and the sale of substantially all of our assets. This control could have the effect of delaying or preventing a third party from acquiring or merging with us, which could hinder shareholder's ability to receive a premium for their shares.

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

IF OUR COMMON STOCK IS SUBJECT TO PENNY STOCK RULES, YOU MAY HAVE GREATER DIFFICULTY SELLING YOUR SHARES.

The Securities Enforcement and Penny Stock Reform Act of 1990 applies to stock characterized as "penny stocks," and requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

The exceptions include exchange-listed equity securities and any equity security issued by an issuer that has:

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

WE DEPEND ON A LIMITED NUMBER OF KEY EXECUTIVES WHO WOULD BE DIFFICULT TO
REPLACE.

Our success depends significantly on the continued services of our senior management, especially Leonard J. Sokolow, our Chief Executive Officer and President. Losing Mr. Sokolow or any of our subsidiaries' other key executives, including Timothy E. Mahoney, our Chairman and Chief Operating Officer; Robert
F. Williamson, Jr., our Chief Financial Officer; David A. Spector, one of our Vice Presidents, and Marc N. Siegel, President of vFinance Investments, could seriously harm our business. We cannot assure you that we will be able to retain our key executives or that we would be able to replace any of our key executives if we were to lose their services for any reason. Competition for these executives is intense. If we had to replace any of these key executives, we would not be able to replace the significant amount of knowledge that these key executives have about our operations. We do not maintain "key person" insurance policies on any of our executives.

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

The underwriting activities of vFinance Investments involve the purchase, sale or short sale of securities as a principal. As an underwriter, vFinance Investments agrees to purchase securities on a "firm commitment" basis and is subject to risk that it may be unable to resell securities or be required to dispose of securities at a loss. In connection with our investment-banking activities in which vFinance Investments acts as a manager or co-manager of public offerings of securities, we expect to make increased commitments through vFinance Investments of capital to market making activities in securities of those issuers. Any additional concentration of capital in the securities of those issuers held in inventory will increase the risk of loss from possible declines in the market price of those securities. In addition, under federal securities laws, other laws and court decisions with respect to underwriters' liabilities and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to securities offerings. Our potential liability through vFinance Investments as an underwriter is generally not covered by insurance. Moreover, underwriting commitments constitute a charge against net capital and the ability of vFinance Investments to make underwriting commitments may be limited by the requirement that it must at all times be in compliance with the net capital rule. For the twelve month period, the Company did not participate in any firm commitment underwritings.

Our success and ability to compete depend to a significant degree on our intellectual property. We rely on copyright and trademark law, as well as confidentiality arrangements, to protect our intellectual property. Our company owns the following federally registered marks: vFinance, Inc.(R), vFinance.com, Inc.(R), AngelSearch(R), and First Colonial Securities Group, Inc.(R). In addition, our company owns the following state registered marks: Union Atlantic LC and Union Atlantic Capital, L.C. We currently do not have any patents. The concepts and technologies we use may not be patentable. Our competitors or others may adopt product or service names similar to "vFinance.com," thereby impeding our ability to build brand identity and possibly leading to client confusion. Our inability to adequately protect the name "vFinance.com" would seriously harm our business. Policing unauthorized use of our intellectual property is made especially difficult by the global nature of the Internet and difficulty in controlling the ultimate destination or security of software or other data transmitted on it.

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

The issuance of shares of preferred stock could adversely affect the voting power of holders of our common stock and the likelihood that these holders will receive dividends and payments upon liquidation of our company and could have the effect of delaying, deferring or preventing a change in control of our company. We do no plan to issue any additional preferred stock in the next twelve months.

WE MAY HAVE LIABILITIES TO CERTAIN HOLDERS OF OUR COMMON STOCK, AND OPTIONS WHICH ARE NOT INCLUDED IN THIS REGISTRATION STATEMENT.

In connection with the prior issuance of common stock and/or options to acquire our common stock, the Company granted registration rights, including "piggy-back" registration rights giving such holders the right to be included in any registration statement filed by the Company subsequent to the date of issuance of such stock or options. Additionally, certain employees have options to acquire Company stock with registration rights. The Company expects to file a registration statement on a Form S-8 for such employee shares and stock options. Notwithstanding the existence of the piggy-back registration rights, the Company has not elected to include in this Registration Statement any options whose exercise price exceeds $0.31. The Company believes that all holders of restricted common stock are free to sell such stock without restrictions pursuant to the provisions of Rule 144(k) of the Securities Act of 1933. The Company may incur liability to certain holders of such piggy-back registration rights for the failure to include them in this Registration Statement.

ADDITIONAL DILUTION AS A RISK TO SHAREHOLDERS.

While we currently have outstanding 22,952,885 shares of common stock, options to purchase a total of 9,687,050 shares of common stock, warrants to purchase a total of 3,108,499 shares of common stock and senior convertible promissory notes initially convertible into 3,421,052 shares of common stock, we are authorized to issue up to 75,000,000 shares of common stock and are therefore able to issue additional shares without being required to obtain shareholder approval. If we issue additional shares, or if our existing shareholders exercise or convert their outstanding options or notes, our other shareholders may find their holdings drastically diluted, which if it occurs, means that they will own a smaller percentage of our company.

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

On April 5, 2001 Fleet National Bank ("Fleet") filed a complaint against Michael Golden ("Golden") , a former controlling shareholder of Colonial Direct Financial Group, Inc., one of our wholly owned subsidiaries ("Colonial Direct")) and Colonial Direct in the Superior Court of New Jersey in the amount of $315,902.94 for amounts due under Lines of Credit issued prior to our January 2001 acquisition of Colonial Direct. In October 2001, the Superior Court entered a summary judgment in favor of Fleet. The period for appeal of the summary judgment expired on December 10, 2001. Despite our joint liability with Michael Golden, we have fully accrued for and established reserves for this judgment.

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

From October 8, 1992 through December 31, 1993, our common stock and warrants were trading on the NASDAQ Small Cap Market under the symbols PFII and PFIIW, respectively, and on the Boston Stock Exchange under the symbols PFI and PFIW, respectively. In January 1994, our common stock and warrants were de-listed from both exchanges. The warrants expired in October 1995. From January 1994 until November 18, 1998, there was no public trading market for our common stock.

The following table sets forth the closing high and low bid information for our common stock for the periods indicated below, as reported by the National Quotation Bureau during such periods:





2000                    High      Low

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

On July 6, 2001, each of Mr. Sokolow and Mr. Mahoney received an option to purchase 500,000 shares of our common stock that expires on July 6, 2006, 25% of which vested upon grant and the remainder of which vests in three equal annual installments beginning July 6, 2002. The option grants to Messrs. Sokolow and Mahoney were exempt from registration pursuant to Section 4(2) of the Securities Act.

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

We periodically receive equity instruments which include stock purchase warrants and common and preferred stock from companies as part of our compensation for investment-banking services that are classified as investments in trading securities on the balance sheet if still held at the financial reporting date. These instruments are stated at fair value in accordance with SFAS #11 "Accounting for certain investments in debt and equity securities" and EITF 00-8 "Accounting by a grantee for an equity instrument to be received in conjunction with providing goods or services." Primarily all of the equity instruments are received from small public companies. The stock and stock purchase warrants received are typically restricted as to re-sale. Though, the Company generally receives a registration right within one year. Company policy is to sell these securities in anticipation of short-term market movements. We recognize revenue for these stock purchase warrants when received based on the Black Scholes valuation model. On a monthly basis, we recognize unrealized gains or losses in the statement of operations based on the changes in value in the stock purchase warrants as determined by the Black Scholes valuation model. Realized gains or losses are recognized in the statement of operations when the related stock purchase warrant is exercised and sold. For the years ended December 31, 2001 and 2000 we recognized $1,756,411 and $1,501,654, respectively, of revenue in connection with the receipt of equity instruments.

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


                                      23A

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

The value of the Company's goodwill is exposed to future adverse changes if the Company experiences declines in operating results or experiences significant negative industry or economic trends or if future performance is below historical trends. The Company periodically reviews intangible assets and goodwill for impairment using the guidance of applicable accounting literature. We are subject to financial statement risk to the extent that the goodwill and other intangible assets become impaired. During the year ended December 31, 2001, we did not record any impairment losses related to goodwill and other intangible assets. It is expected that the adoption of FAS 142 may result in a one-time, non cash charge.


NEW ACCOUNTING STANDARDS. In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("FAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS
- REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS ("APB 30"). We are required to adopt the new accounting rules beginning January 1, 2002. Management is currently assessing the financial impact FAS 144 will have on the consolidated financial statements, but they do not believe it will be material.

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

Outlook

The Company's long-term plan is to continue to expand existing offices by hiring experienced professionals, thus maximizing the potential of each office and expanding the development of existing trading, investment banking, investment advisory and other activities. Equally important is the search for viable acquisition candidates. As opportunities are presented, it is the intention of the Company to pursue growth by acquisition where a comfortable match can be found in terms of corporate goals and personnel and at a price that would provide the Company's shareholders with incremental value.

Results of Operations

Markets in fiscal 2001 were extremely volatile, and ended the year with a substantial decline. Beginning in May 2000 declines in over-valued technology and telecommunications stocks, the ensuing loss of wealth, concerns over inflation and the slowing economy reduced investors participation in the equity markets. On September 11, 2001, attacks by terrorists on the World Trade Center and the Pentagon irretrievably damaged North America's sense of invulnerability at home. The repercussions have had and will have far reaching consequences beyond the personal losses experienced by many Americans and their families. An economy, already in recession, saw consumers reduce expenditures, reduce travel and brought business investment to a virtual halt. Despite continuing interest rate reductions and calls to resume normal behavior, the economy continued to limp along. Securities markets were negatively affected by issues surrounding the bankruptcy of Enron Corp. as investors remained uncertain and both economic and market conditions continue to be extremely volatile.

Company management believes that the impact of difficult business conditions provides the opportunity for expansion of the Company's business. As a result the Company made two acquisitions in early 2001. The Company intends to continue to expand as opportunities occur.

The following table and discussion summarizes the changes in the major revenue and expense categories for the past two years (in thousands of U.S. dollars).

Total revenues were $15,769,223 for the year ended December 31, 2001 as compared to $5,517,480 for the year ended December 31, 2000, an increase of $10,251,743, or 186%.



                                                          For the year ended December 31
                                               ----------------------------------------------------
                                                          2001                       2000
                                               ------------------------    ------------------------
                                                                % of                        % of
                                                               Revenues                    Revenues
                                               -----------     --------    ----------      --------
Revenues:
Commissions - agency                           $6,799,700         43%      $       -           0%
Commissions - principal                         4,774,010         30%              -           0%
Success fees                                    2,493,671         16%       2,965,135         54%
Consulting and retainers                          761,061          5%       2,193,889         40%
Other brokerage related income                    567,077          4%               -          0%
Other                                             373,704          2%         358,456          6%
                                               -----------       ----      ----------        ----
Total Revenues                                 $15,769,223       100%      $5,517,480        100%

Cost of revenues:
Commissions                                     7,861,258         50%       3,051,257         55%
Clearing and transaction costs                  1,754,446         11%                          0%
Other                                              46,695          0%                          0%
                                                   ----------------------------------------------

Total cost of revenues                          9,662,399         61%       3,051,257         55%

Gross profit                                    6,106,824         39%       2,466,223         45%

Other Expenses:
General and administrative                      9,470,371         60%       3,665,063         66%
Write-off of goodwill                           8,582,020         54%                          0%
Net loss on trading securities                     79,827          1%         236,006          4%
Professional fees                               1,006,696          6%         478,841          9%
Provision for bad debts                           349,049          2%          88,150          2%
Net unrealized loss on investments held
 for trading and stock purchase warrants        1,443,878          9%         424,041          8%
Depreciation and amortization                     958,711          6%       1,682,324         30%
Amounts forgiven under forgivable loans           956,543          6%                          0%
Stock based compensation                          372,596          2%                          0%

Total other expenses                           23,219,691        147%       6,574,425        119%

Loss from operations                          (17,112,867)      -109%      (4,108,202)       -74%
Interest and dividend income (expense)           (340,993)        -2%         196,553          4%

Net loss                                     $(17,453,860)      -111%     $(3,911,649)       -71%


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

General and administrative expenses were $9,110,274 or the year ended December 31, 2001 as compared to $1,355,537 for the year ended December 31, 2000, an increase of $7,754,701 or 572%. The primary reason for the increase was the addition of new personnel due to the three acquisitions made by us.

At December 31, 2001, we wrote off the unamortized goodwill of $8,582,020 remaining from the acquisition of First Level, Colonial and Critical.

We determined that, as of December 31, 2001, a write-down of the goodwill related to the NWH acquisition was necessary as our projections of the future operating results of First Level indicated impairment. Based on such projections and other analysis, we took an impairment charge aggregating $876,000, related to NWM goodwill. Goodwill remaining as of December 31, 2001 totaled $420,000. The remaining $420,000 is a conservative estimate based on the following facts considered by management; All 21 First Level Capital employees at acquisition were with the company at December 31, 2001. First Level Capital operations were very clean with no compliance issues so the company decided to merge the broker dealer (BD) operations of vFinance Capital, Inc. and First Colonial Securities Group, Inc. into First Level Capital and change the name to that of the parent - vFinance Investments, Inc. Initial indications are that vFinance Investments, Inc. will be profitable in the first quarter of 2002.

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

Provision for bad debts was $349,049 for the year ended December 31, 2001 as compared to $88,150 for the year ended December 31, 2000, an increase of approximately $260,899 or 296%. The increase was primarily due to increases in revenues and difficulties experienced collecting retainer fees in the difficult investment banking climate mentioned above. Retainer fees are recognized as services are provided. We provide for credit losses at the time we believe accounts receivable may not be collectible. Our evaluation is made and recorded on a monthly basis. Credit losses have not exceeded management's expectations. At December 31, 2001 accounts receivable totaled $157,247; due to the uncertainty of the collectibility management has set up a $63,528 reserve or 40% allowance for doubtful accounts. Accounts receivable result from the recognition of retainer fees as the service is provided on investment banking deals. $289,000 of the provision for bad debts expense is directly related to retainer fee income of $761,061 or 38%.

Net unrealized loss on investments held for trading and stock purchase warrants was $1,443,878 for the year ended December 31, 2001 as compared to $424,041 for the year ended December 31, 2000, an increase of approximately $1,019,837. The increase was primarily due to the prolonged decrease in the stock market.

Depreciation and amortization was $958,711 for the year ended December 31, 2001 as compared to $49,324 for the year ended December 31, 2000, an increase of $909,387. Most of the increase was due to amortization of goodwill. .

At December 31, 2001 the company had $307,452 currently due from employees and $577,760 of long-term notes receivable from employees. These represent monies advanced to employees as a condition of employment. These advances are forgiven between 2-6 years as long as the employee remains with the Company. Management has provided this benefit to attract qualified employees. Amounts forgiven under forgivable loans of $956,543 at December 31, 2001 relate primarily to advances given to new brokers. During its term, the loan ratably becomes income to the broker and an expense for us. If the broker leaves before forgiveness of the loan is completed, the remaining amount is immediately due and payable.

Stock based compensation was $517,675 for the year ended December 31, 2001 as compared to $3,941,726 for the year-ended December 31, 2000 a decrease of $3,424,051. This decrease was due to management entering into far fewer agreements in 2001 involving payments in common stock (stock performance plans). It should also be noted that due to a decline in the stock price most of the compensation expense was picked up in the 1st year (2000). Stock based compensation included the issuance of common stock and common stock options. The common stock is valued at the fair value at the date of issuance. The fair value of the options is estimated using the Black-Scholes valuation model.

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

Income taxes receivable increased $110,402 as a result of an overpayment from the year ended December 31, 2000. As reflected in the cash flow statement, other assets have decreased by $1,432,818 primarily as a result of the decrease in forgivable loans and prepaid acquisition costs.

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

In lieu of a security deposit, we have obtained a letter-of-credit from a commercial bank that is collateralized by a restricted cash deposit.

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





                                       /s/ Sherb & Co


New York, New York
                                 vFINANCE, INC.
                           CONSOLIDATED BALANCE SHEET

                          Year ended December 31, 2001




Assets:
 Cash and cash equivalents                                                               $  1,826,474
 Restricted cash                                                                              203,106
 Due from clearing broker                                                                     588,222
 Investments in trading securities                                                          1,077,815
 Accounts receivable, net of allowance for doubtful
  accounts of $63,528                                                                          93,719
 Forgivable loans - employees, current portion                                                307,452
 Notes receivable - employees, net of allowance for                                           107,600
  doubtful accounts of $60,550
 Prepaid expenses and other current assets                                                    133,085
                                                                                         ------------
  Total current assets                                                                      4,337,473

Furniture and equipment, at cost:
 Furniture and equipment                                                                      940,537
 Internal use software                                                                        146,835
                                                                                         ------------
                                                                                            1,087,372
Less accumulated depreciation                                                                (403,970)
                                                                                         ------------
 Net furniture and equipment                                                                  683,402

 Forgivable loans - employees                                                                 577,760
 Goodwill, net of accumulated amortization
  of $699,294                                                                                 420,000
 Other assets                                                                                 387,177
                                                                                         ------------
Total Assets                                                                             $  6,405,812
                                                                                         ============
Liabilities and Shareholders' Equity:
 Accounts payable                                                                        $  1,093,662
 Accounts payable - employees                                                                  66,407
 Accrued Payroll                                                                            1,264,081
 Accrued Interest                                                                             239,469
 Other Accrued liabilities                                                                    815,960
 Securities sold, not yet purchased                                                            53,981
 Lines of credit                                                                              297,656
 Subordinated promissory notes                                                                650,000
 Notes payable, current portion                                                             1,162,429
 Capital lease obligations, current portion                                                    12,627
                                                                                         ------------
  Total current liabilities                                                                 5,656,272

 Letter of credit and promissory note                                                         268,500
 Capital lease obligations                                                                     56,641

 Series A Convertible Preferred Stock, $0.01 par value; 122,500 shares authorized; 122,500 shares issued and outstanding (liquidation preference of
   $1,225,000 at
   December 31, 2001)                                                                           1,225
 Series B Convertible Preferred stock, $0.01 par value; 50,000 shares authorized; 50,000 issued and outstanding (liquidation preference of $500,000
   at December 31, 2001)                                                                          500
 Common stock, $0.01 par value, 75,000,000 shares
  authorized; 25,964,395 shares issued, 22,952,885 outstanding                                259,644
 Additional paid-in-capital on preferred stock                                              1,565,775
 Additional paid-in-capital on common stock                                                22,515,699
 Deferred compensation                                                                        (82,657)
 Accumulated deficit                                                                      (21,666,359)
                                                                                         ------------
                                                                                            2,593,827
Less treasury stock, 3,011,510 shares                                                      (2,169,428)
                                                                                         ------------
 Total Shareholders' Equity                                                                   424,399
                                                                                         ------------
Total Liabilities and Shareholders' Equity                                               $  6,405,812
                                                                                         ============






See accompanying notes.

                                 vFINANCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                        Years Ended December 31,
                                                   -----------------------------------
                                                       2001                    2000
                                                   ------------           ------------
Revenues:
 Commissions - agency                              $  6,799,700           $         --
 Commissions - principal                              4,774,010                     --
 Success fees                                         2,493,671              2,965,135
 Consulting and retainers                               761,061              2,193,889
 Other brokerage related income                         567,077                     --
 Other                                                  373,704                358,456
                                                   ------------           ------------
TOTAL REVENUES                                       15,769,223              5,517,480
                                                   ------------           ------------

COST OF REVENUES:
 Commissions                                          6,901,156                     --
 Clearing and transaction costs                       1,754,446                     --
 Success                                                715,608              2,397,804
 Consulting and retainers                               244,494                653,453
 Other                                                   46,695                     --
                                                   ------------           ------------
TOTAL COST OF REVENUES                                9,662,399              3,051,257
                                                   ------------           ------------
GROSS PROFIT                                          6,106,824              2,466,223
                                                   ------------           ------------

OTHER EXPENSES:
 General and administrative                           9,110,274              1,355,537
 Write-off of goodwill                                8,582,020                     --
 Net loss on trading securities                          79,827                236,006
 Professional fees                                    1,006,696                478,841
 Legal settlements                                      215,018                    800
 Provision for bad debts                                349,049                 88,150
 Net unrealized loss on investments held
  for trading and stock purchase warrants             1,443,878                424,041
 Depreciation and amortization                          958,711                 49,324
 Amounts forgiven under forgivable loans                956,543                     --
 Stock based compensation                               517,675              3,941,726
                                                   ------------           ------------
Total other expenses                                 23,219,691              6,574,425
                                                   ------------           ------------
Loss from operations                                (17,112,867)            (4,108,202)
Interest and dividend income (expense)                 (340,993)               196,553
                                                   ------------           ------------
NET LOSS                                            (17,453,860)            (3,911,649)

Less: Preferred stock dividend                          157,500                     --
                                                   ------------           ------------
LOSS AVAILABLE TO COMMON STOCKHOLDERS              $(17,611,360)          $ (3,911,649)
                                                   ============           ============
Loss per share:
 Basic                                             $      (0.89)          $      (0.39)
                                                   ============           ============
Weighted average number of common
 shares used in computing basic loss
 per share                                           19,810,285             10,131,616
                                                   ============           ============
 Diluted                                           $      (0.89)          $      (0.39)
                                                   ============           ============
Weighted average number of common
 shares used in computing diluted loss
 per share                                           19,810,285             10,131,616
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
                                 =======        ======    ==========  ========  ============


                                      36A






                                    Additional
                                     Paid-in
                                     Capital       Deferred     Accumulated     Treasury     Shareholders'
                                    Preferred    Compensation      Deficit        Stock         Equity
                                    ----------   ------------   ------------   -----------   ------------
Balances at December 31, 1999       $       --   $ (4,760,452)  $   (300,850)  $        --   $    127,102
Issuance of common shares in
 connection with private
 placement (net of cash
 issuance costs of $1,071,342
 and non cash issuance costs
 of $361,333)                               --             --             --            --      5,928,658
Purchase of treasury stock                  --             --             --        (6,822)        (6,822)
Issuance of common shares in
 connection with services
 rendered                                   --       (280,000)            --            --      2,264,744
Change in per share fair value
 of common shares under
 restricted stock performance
 plan (First Tranche Shares)                --      3,740,872             --            --             --
Amortization of deferred
 compensation under restricted
 stock performance plan
 (First Tranche Shares)                     --        675,813             --            --        675,813
Issuance of common shares
 under the restricted stock
 performance plan
 (Second Tranche Shares)                    --     (7,528,778)            --            --             --
Change in per share fair value
 of common shares under
 restricted stock performance
 plan (Second Tranche Shares)               --      4,987,665             --            --             --
Rescission of common shares
 under the restricted stock
 performance plan
 (Second Tranche Shares)                    --      2,159,946             --    (2,159,946)            --
Issuance of compensatory stock
 options and stock purchase
 warrants                                   --       (128,783)            --            --             --
Amortization of deferred
 compensation (Second Tranche
 Shares)                                    --        381,167             --            --        381,167
Amortization of deferred
 compensation                               --        625,344             --            --        625,344
Net loss                                    --             --     (3,911,649)           --     (3,911,649)
                                    ----------   ------------   ------------   -----------   ------------
Balances at December 31, 2000               --       (127,206)    (4,212,499)   (2,166,768)     6,084,357
issuance of shares in
 conjunction with merger
 of NW Holdings, Inc.                       --             --             --            --      1,714,750
Issuance of shares in
 conjunction with merger
 of Colonial                         1,723,275             --             --            --      7,887,639
Accrued dividends payable on
 preferred shares                     (157,500)            --             --            --       (157,500)
Issuance of common shares in
 connection with legal
 settlements                                --             --             --            --         69,700
Amortization of deferred
 compensation                               --         68,549             --            --         68,549
Purchase of treasury stock,
 at cost                                    --             --             --       (10,392)       (10,392)
Issuance of shares in
 conjunction with acquisition
 of Critical                                --             --             --            --        324,000
Issuance of common shares in
 connection with services
 rendered                                   --             --             --            --        376,425
Issuance of shares in
 conjunction with related
 party share purchase
 agreement                                  --             --             --            --        250,000
Issuance of shares to investors             --             --             --            --        284,999
Other grants of stock options
 and stock  purchase warrants               --        (24,000)            --            --          3,000
Sale of treasury stock,
 at cost                                    --             --             --         7,732          7,732
Beneficial conversion on
 Softbank note purchase
 agreement                                  --             --             --            --        975,000
Net loss                                    --             --    (17,453,860)           --    (17,453,860)
                                    ----------   ------------   ------------   -----------   ------------
Balances at December 31, 2001       $1,565,775   $    (82,657)  $(21,666,359)  $(2,169,428)  $    424,399
                                    ==========   ============   ============   ===========   ============



See accompanying notes.

                                 vFinance, Inc.

                      Consolidated Statements of Cash Flows





                                                                                    Years Ended December 31
                                                                              -----------------------------------
                                                                                 2001                    2000
                                                                              ------------           ------------
OPERATING ACTIVITIES
Net loss                                                                      $(17,453,860)          $ (3,911,649)
Adjustments to reconcile net loss to net cash used in operating activities:
     Write-off of goodwill                                                       8,582,020                     --
     Non-cash fees received                                                     (1,756,411)            (1,501,654)
     Depreciation and amortization                                                 958,711                 49,324
     Amortization of deferred compensation                                          68,549              1,682,324
     Issuance of common stock and common stock options in
       conjunction with services rendered and legal settlements                    449,125              2,259,402
     Provision for doubtful accounts                                                20,621                     --
     Unrealized loss on sale of investments, net                                 1,443,878                424,041
     Loss on sale of investments, net                                               79,827                236,006
     Proceeds from sale of investments                                             405,056                491,533
     Beneficial Conversion factor expense                                          412,000
      Changes in operating assets and liabilities, net of businesses acquired:
       Accounts receivable                                                         207,677                (35,704)
       Due from clearing broker                                                    257,000                     --
       Notes and other receivable                                                  426,641                     --
       Notes receivable from employees                                              61,774               (149,666)
       Investments in trading securities                                           381,659                     --
       Income taxes receivable                                                    (110,402)                    --
       Other assets                                                              1,432,818                (70,365)
       Accounts payable and accrued liabilities                                    134,475                 46,575
       Securities, sold not yet purchased                                           11,427                     --
                                                                              ------------           ------------
     Net cash used in operating activities                                      (3,987,415)              (479,833)

INVESTING ACTIVITIES
Purchase of equipment                                                             (161,805)              (155,614)
Prepaid transaction costs                                                               --                (60,802)
Acquisition of NW Holdings, Inc., net of cash acquired                            (940,037)                    --
Acquisition of Colonial, net of cash acquired                                       12,024                     --
Acquisition of Critical, net of cash acquired                                        7,586                     --
                                                                              ------------           ------------
Net cash used in investing activities                                           (1,082,232)              (216,416)

FINANCING ACTIVITIES
Payments of capital leases                                                         (65,289)                    --
Proceeds from the note purchase agreement                                          975,000                     --
Proceeds from issuance of common stock related to private placement,
   net of cash and stock issuance costs                                            534,999              5,928,658
Purchase of treasury stock, net                                                     (2,660)                (6,822)
                                                                              ------------           ------------
Net cash provided by financing activities                                        1,442,050              5,921,836
                                                                              ------------           ------------
(Decrease) increase in cash and cash equivalents                                (3,627,597)             5,225,587
Cash and cash equivalents at beginning of year                                   5,454,071                228,484
                                                                              ------------           ------------
Cash and cash equivalents at end of year                                      $  1,826,474           $  5,454,071
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

The Company may receive equity instruments which include stock purchase warrants and common and preferred stock from companies as part of its compensation for investment-banking services that are classified as investments in trading securities on the balance sheet, if still held at the financial reporting date. These instruments are stated at fair value in accordance with SFAS #115 "Accounting for certain investments in debt and equity securities" and EITF 00-8 "Accounting by a grantee for an equity instrument to be received in conjunction with providing goods or services." Primarily all of the equity instruments are received from small public companies. The stock and the stock purchase warrants received are typically restricted as to resale. Though, the Company generally receives a registration right within one year. Company policy is to resell these securities in anticipation of short-term market movements. The Company recognizes revenue for such stock purchase warrants when received based on the Black Scholes valuation model. On a monthly basis the Company recognizes unrealized gains or losses in the statement of operations based on the changes in value in the stock purchase warrants as determined by the Black Scholes valuation model.

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

Accounts and Notes Receivable.

Accounts and note receivable balances are reviewed monthly to determine the collectible of such receivables. The Company records both a specific and general reserve on such balances as deemed appropriate. Notes receivable are generally from employees and result from commission advances and deficits that made be generated by trading adjustments or open customer balances.

Investments

Investments are classified as trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. Any unregistered securities received contain a registration right within one year. Trading account assets, consisting of marketable equity securities and stock purchase warrants, are stated at fair value. At December 31, 2001 and 2000, investments consisted of common and preferred stock and stock purchase warrants held for resale. Realized gains or losses are recognized in the statement of operations when the related stock purchase warrant is exercised and the underlying shares are sold. Unrealized gains or losses are recognized in the statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Net unrealized losses related to investments held for trading and stock purchase warrants as of December 31, 2001 and 2000, aggregated $1,443,878 and $424,041.

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

From time to time the Company may distribute equity instruments or proceeds from the sale of equity instruments to its employees. At December 31, 2001, $28,811 of accrued payroll was owed to former employees of the Company in connection with equity instruments held that have not yet been distributed. At December 31, 2001 and 2000, $254,625 and $227,548 of accrued payroll was owed to current employees of the Company in connection with equity investments received as compensation.

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



Earnings per Share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS No. 128"). In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number of shares of common stock outstanding and diluted earnings per share is computed using the weighted average number of shares of common stock and the dilutive effect of options and warrants outstanding, using the "treasury stock" method. The Company had 4,181,927 and 0 options and warrants that potentially are dilutive, respectively at December 31, 2001 and 2000, not included in diluted earnings per share because the options and warrants would be anti-dilutive because the company had a net loss.

Accounts Payable, Employees

The amount reflected under this caption represents a total of reimbursable expenses (ie. mileage costs, meals & entertainment, travel and other) that are due to active employees of the company at the end of a reported period.

Forgivable Loans

At times management has advanced monies to employees as an inducement. These advances are characterized on the balance sheet as Forgivable loans. These advances are forgiven and recognized as compensation expense between 2-6 years as long as the employee remains with the Company. If the broker leaves before forgiveness of the loan is completed, the remaining amount is immediately due back from the employee.

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

As previously noted, on January 4, 2001, the Company closed on the merger of NWH acquiring all of its outstanding capital stock. The acquisition was accounted for under the purchase method of accounting. The results of operations of NWH for the period from January 1, 2001 through January 3, 2001, were not material. The purchase price consisted of the issuance of 1,700,000 common shares of stock, the issuance of 575,000 stock options and cash of $1,000,000 for total consideration of $2,714,750. The 1,700,000 common shares were valued at $0.81 per share, or ($1,377,000) which was the closing price on January 4, 2001. The 575,000 stock options were valued at $0.58 per share, or ($333,500) as determined by the Black-Scholes valuation model.The purchase price was allocated to the assets acquired and the liabilities assumed with the excess of such purchase price of approximately $1,300,000 allocated to goodwill, which was being amortized over 15 years. (See Note 4.)

As previously noted on August 20, 2001, the Company closed on the acquisition of all of the membership interests of Critical for total consideration of approximately $325,000 and the results of operations of Critical are included in the consolidated results of operations from August 20, 2001.The $325,000 consideration consists of 400,000 common shares valued at $0.36 per share ($144,000), which was the closing price on August 20, 2001, and 500,000 options and warrants valued at $0.36 per share ($180,000) as determined by the Black-Scholes valuation model. The Company recorded approximately $270,000 of goodwill, related to the excess of the purchase price over the fair value which was being amortized over 15 years (see Note 4). The acquisition is immaterial to the consolidated financial statements taken as a whole.

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

The following unaudited pro-forma condensed financial information reflects the results of operations and assets of the Company, Colonial and NWH as if the transactions had taken place on January 1, 2000, but does not purport to be indicative of the consolidated results of operations or financial position of the combined entities if the transactions had been consummated on January 1, 2000



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

Management determined that, as of December 31, 2001, a write-down of the goodwill related to the NWH acquisition was necessary as the Company's projections of the future operating results of First Level indicated impairment. Based on such projections and other analysis the Company took an impairment charge aggregating $876,000 related to NWH goodwill. Goodwill remaining as of December 31, 2001 totaled $420,000. The remaining $420,000 is a conservative estimate based on the following facts considered by management; All 21 First Level Capital employees still remained with the company at December 31, 2001. The Company consolidated the operations of its various broker dealers for the period ended December 31, 2001 and changed its operating name to vFinance Investments, Inc.

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

The Company reported approximately $8,500,000 of goodwill write-downs for the year ended December 31, 2001 related to the three acquisitions. This amount is included in the statement of operations under "write-off of goodwill."

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

On October 6, 2000, the Company entered into promissory notes (the "Notes") with the three Union Atlantic employees subject to the Employment Agreements, as defined in Note 7. The Notes were for approximately $150,000 and bore interest at a rate of 7%. The Notes, including interest, were due and payable within 30 days of the registration of common shares owned by the individuals and were secured by such common shares. The Notes were repaid in full with the proceeds from the sale of the commons shares in November 2001.

On December 18, 2001, Critical Infrastructure Fund (BVI), LP, purchased 877,193 shares of the Company's common stock for $250,000 and received registration rights incidental to a Company registration of securities with the SEC with respect to these shares. Critical Infrastructure Fund (BVI), LP, subsequent to year end sold some of these shares to individual officers of the vFinance, including its Chief Executive Officer and Vice-Chairman, at $0.285 per share, the price at which the shares were sold.

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

The Company has recorded an income tax receivable of $201,000 as a result of an overpayment expected to be refunded in the subsequent year. This amount is included in the other assets caption on the balance sheet.

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

                                 vFinance, Inc.

                                December 31, 2001

8. SHAREHOLDER'S EQUITY

On January 3, 2000, the Company entered into an asset purchase agreement and employment agreements with two individuals, who were former partners in Pinnacle Capital Group, L.C. (now known as Union Atlantic Capital, L.C., a wholly owned subsidiary), for a term of three years. The assets purchased were furniture and fixtures owned individually by the key personnel. The acquisition was consummated on the premise that the two individuals would be bringing a significant amount of new business to the Company, hence the employment agreements were a condition of the asset purchase agreement. The consideration consisted of stock purchase warrants giving the two employees rights to purchase 190,000 shares of the Company's common stock at an exercise price of $2.50 per warrant. The warrants are exercisable for a period of five years, at the discretion of the holders and had a fair value, as determined by the Black Scholes model of $285,000; the Company allocated $280,000 to deferred compensation and $5,000 to furniture acquired. This $280,000 was being amortized over the term of the respective employment agreements; however, during the year ended December 31, 2000, the employees were separated from the Company, and accordingly, the deferred compensation expense relating to the warrants was fully amortized. The employment agreements also granted each individual 200,000 stock options, which were forfeited in connection with their separations.

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

                                 vFinance, Inc.

                                December 31, 2001

8. SHAREHOLDER'S EQUITY (CONTINUED)

On November 28, 2001, the Company entered into a Note Purchase Agreement, as amended by subsequent letter agreements dated November 30, 2001, December 14, 2001, and December 28, 2001, February 13, 2002 and March 4, 2002 (collectively, the "Note Purchase Agreement"), with SBI Investments (USA) Inc. ("SBI"). Under the terms of the Note Purchase Agreement, SBI may provide a subordinated loan to the Company of up to $1,500,000 in the form of a 48-month non-interest bearing, convertible note. As of December 31, 2001, the Company had received $975,000 under the Note Purchase Agreement and may receive, at SBI's option alone, an additional $525,000 no later than June 30, 2002. The note is convertible, at SBI's option, into as many as 5,263,158 shares of our common stock at $0.285 per share. The Company, at any time during the first three years of the agreement, can call for redemption of the note for $1,750,000, canceling the option or forcing the conversion of the note into shares of common stock.

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

In accordance with EITF Issue No. 00-27 (APPLICATION OF ISSUE NO. 98-5), ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OF CONTINGENTLY ADJUSTABLE CONVERSION RATIOS, TO CERTAIN CONVERTIBLE INSTRUMENTS, and APB # 21 the Company recorded a beneficial conversion feature and an imputed interest factor related to the Note Purchase Agreement of $563,000. The Company fully expensed any beneficial conversion factor due to the fact that the SBI Note was immediately convertible. The net one time charge to the financial statements was $412,000. The imputed interest will be accreted ratably over the term of the loan as additional interest expense.

As of December 31, 2001 the $975,000 note payable was netted against the $563,000 corresponding asset (imputed interest), therefore $412,000 appears on the face of the balance sheet. Amortization of the imputed interest will begin in January 2002.

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

                                 vFinance, Inc.

                                December 31, 2001

9. DEBT

Lines of credit

On April 5, 2001 Fleet National Bank ("Fleet") filed a complaint against Michael Golden ("Golden"), a former controlling shareholder of Colonial, in the Superior Court of New Jersey in the amount of $315,903 for Lines of Credit issued prior to Company's January 2001 acquisition of Colonial. In October 2001, the Superior Court entered a summary judgment in favor of Fleet and the line of credit became due immediately. The period for appeal of the summary judgment expired on December 10, 2001. The Company has established reserves for this judgment due to the uncertainty surrounding the financial position of Golden. The reserves are included on the balance sheet in the liabilities section under the caption, Lines of Credit. The Company has accrued $297,656, which management believes is adequate.

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

On April 5, 2001, Fleet filed a complaint against First Colonial Securities, Inc., a wholly owned subsidiary of Colonial in the Superior Court of New Jersey in the amount of $210,928 for a letter of credit issued prior to the January 2001 acquisition of Colonial. In October 2001, the Superior Court entered a summary judgment in favor of Fleet and the letter of credit became due immediately. The period for appeal of the summary judgment expired on December 10, 2001. The Company has fully accrued for and established reserves for this judgment. The accrual is included in the letter of credit and promissory note on the face of the balance sheet.

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

An estimated loss from legal proceedings (loss contingency) as mentioned above has been accrued by a charge to income when both of the following conditions were met: (1) information was available prior to the issuance of the financial statements indicating that it is probable that a liability had been incurred at the date of the financial statements, and, (2) the amount of loss was reasonably estimated.

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

The Board of Directors had expected Colonial Direct Financial Group, Inc. and its subsidiaries to generate significant profits for us. As a result, the Board of Directors initially issued stock options to Messrs. Sokolow and Mahoney at an exercise price of $2.25 per share. When the Board of Directors became aware of the actual financial condition of Colonial Direct Financial Group, Inc. and its subsidiaries, the Board of Directors decided it was in the best interests of our company to provide Messrs. Sokolow and Mahoney with stock options having an exercise price more closely tied to the financial condition of our company. Accordingly, after the January 5, 2001 stock options granted to Messrs. Sokolow and Mahoney were cancelled on April 2, 2001, the Board of Directors on July 6, 2001 granted new options to each of Messrs. Sokolow and Mahoney. These options had an exercise price 95% higher than the closing sale price of our common stock on the date of grant. The Board of Directors set the exercise price of the options materially above the market price of the common stock on the date of the grant in order to create an incentive for Messrs. Sokolow and Mahoney to improve the financial performance of our company

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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



Date: August 18, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





    Signature                                    Capacity                                     Date
--------------------------------                ---------                                --------------------

/s/ Leonard J. Sokolow                   Director, Chief Executive Officer and
--------------------------------        President (Principal Executive Officer)               August 18,2003
Leonard J. Sokolow



/s/ Timothy E. Mahoney                   Director, Chairman of the Board and                  August 18,2003
--------------------------------        Chief Operating Officer and acting
Timothy E. Mahoney                      Chief Financial Officer




                INDEX OF DOCUMENTS FILED WITH THIS ANNUAL REPORT



Number of
 Exhibit    Exhibit Description
---------   --------------------------------------------------------------------

     31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.

     31.2 Rule 13a-15(a)/15d-14(a) Certification of Chief Financial Officer of the Company.

     32.1 Section 1350 Certification by Chief Executive Officer of the Company.

     32.2 Section 1350 Certification by Chief Financial Officer of the Company.