Form 10QSB/A
period 2002-03-31
VFINANCE INC
filed 2003-08-18
CIK 890285

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

                                      INDEX
                                 VFINANCE, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - December 31, 2001 and
             March 31, 2002 (Unaudited) .................................... 4

         Consolidated Statements of Operations for the three months ended
             March 31, 2001 and 2002 (Unaudited) ........................... 5

         Consolidated Statements of Cash Flows for the three months ended
             March 31, 2001 and 2002 (Unaudited) ........................... 6

         Notes to Consolidated Financial Statements (Unaudited) ............7-12

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations ........................................13-14
 PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ................................................. 15

Item 2.  Changes in Securities ............................................. 15

Item 3.  Defaults upon Senior Securities ................................... 15

Item 4.  Submission of Matters to a Vote of Security Holders ............... 15

Item 5.  Other Information ................................................. 15

Item 6.  Exhibits and Reports on Form 8-K .................................. 16

Signatures ................................................................. 17

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

                                 VFINANCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                              December 31,        March 31,
                                                                  2001              2002
                                                              ------------       ------------
Assets:
 Cash and cash equivalents .............................      $  1,826,474       $  2,693,017
 Restricted cash .......................................           203,106            203,106
 Due from clearing broker ..............................           588,222                  -
 Investments in trading securities .....................         1,077,815          2,610,592
 Accounts receivable, net of allowance for doubtful
  accounts of $63,528 and $123,499, respectively .......            93,719            277,000
 Forgivable loans - employees, current portion .........           307,452            209,639
 Notes receivable - employees, net of allowance for
  doubtful accounts of $60,550 and $60,550, respectively           107,600            114,600
 Prepaid expenses and other current assets .............           133,085            132,022
                                                              ------------       ------------
  Total current assets .................................         4,337,473          6,239,976

Furniture and equipment, at cost:
 Furniture and equipment ...............................           940,537            993,247
 Internal use software .................................           146,835            158,281
                                                              ------------       ------------
                                                                 1,087,372          1,151,528
Less accumulated depreciation ..........................          (403,970)          (478,348)
                                                              ------------       ------------
 Net furniture and equipment ...........................           683,402            673,180

 Forgivable loans - employees ..........................           577,760            577,760
 Goodwill ..............................................           420,000            420,000
 Other assets ..........................................           387,177            392,247
                                                              ------------       ------------
Total Assets ...........................................      $  6,405,812       $  8,303,163
                                                              ============       ============

Liabilities and Shareholders' Equity:

 Accounts payable ......................................      $  1,093,662       $  1,137,539
 Accounts payable - employees ..........................            66,407                  -
 Due to clearing broker ................................                 -            579,684
 Accrued payroll........................................         1,264,081          1,304,146
 Accrued interest.......................................           239,469            317,483
 Other accrued liabilities .............................           815,960            679,622
 Securities sold, not yet purchased ....................            53,981            132,792
 Lines of credit .......................................           297,656            297,656
 Subordinated promissory notes .........................           650,000            650,000
 Notes payable, current portion ........................         1,162,429          1,165,742
 Capital lease obligations, current portion ............            12,627             48,731
 Other .................................................                 -             25,416
                                                              ------------       ------------
  Total current liabilities ............................         5,656,272          6,338,811

 Letter of credit and promissory note ..................           268,500            268,500
 Capital lease obligations .............................            56,641                  -
 Notes payable - long term .............................                 -          1,500,000

 Series A Convertible Preferred Stock, $0.01 par value;
  122,500 shares authorized; 122,500 shares issued and
  outstanding (liquidation preference of $1,556,050 at
  December 31, 2001) ...................................             1,225              1,225
 Series B Convertible Preferred stock, $0.01 par value;
  50,000 shares authorized; 50,000 issued and
  outstanding (liquidation preference of $46,450 at
  December 31, 2001) ...................................               500                500
 Common stock, $0.01 par value, 75,000,000 shares
  authorized; 25,964,395 and 26,398,608 shares issued,
  and 22,952,885 and 23,387,097 outstanding, respectively          259,644            263,986
 Additional paid-in-capital on preferred stock .........         1,565,775          1,535,150
 Additional paid-in-capital on common stock ............        22,515,699         22,635,107
 Deferred compensation .................................           (82,657)           (82,657)
 Accumulated deficit ...................................       (21,666,359)       (21,998,031)
                                                              ------------       ------------
                                                                 2,593,827          2,365,280
Less treasury stock ....................................        (2,169,428)        (2,169,428)
                                                              ------------       ------------
 Total Shareholders' Equity ............................           424,399            195,852
                                                              ------------       ------------
Total Liabilities and Shareholders' Equity .............      $  6,405,812       $  8,303,163
                                                              ============       ============



See accompanying notes
                                        4
                                 vFINANCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                    Three Months Ended March 31
                                                    ----------------------------
                                                        2001           2002
                                                    ------------   ------------
Revenues:
 Commissions - agency ............................  $  1,938,929   $  2,525,019
 Commissions - principal .........................     1,593,963      1,034,365
 Success fees ....................................     1,768,998      1,604,196
 Consulting and retainers ........................       272,800        331,597
 Other brokerage related income ..................             -        141,398
 Other ...........................................       313,921         89,256
                                                    ------------   ------------
Total revenues ...................................     5,888,611      5,725,831
                                                    ------------   ------------

Cost of revenues:
 Commissions .....................................     2,112,741      2,118,315
 Clearing and transaction costs ..................       657,338        249,860
 Success .........................................       651,977        772,420
 Consulting and retainers ........................        52,833          7,500
 Other ...........................................             -          9,262
                                                    ------------   ------------
Total cost of revenues ...........................     3,474,889      3,157,357
                                                    ------------   ------------

Gross profit .....................................     2,413,722      2,568,474
                                                    ------------   ------------

Other expenses:
 General and administrative ......................     2,266,326      2,405,091
 Net loss (gain) on trading securities ...........        17,378        (12,652)
 Professional fees ...............................       332,316        239,277
 Provision for bad debts .........................        50,000         60,560
 Legal settlements................................        16,605         39,249
 Net unrealized loss (gain) on investments held
  for trading and stock purchase warrants ........       794,755        (60,329)
 Depreciation and amortization ...................       351,295         73,360
 Cost of arbitration actions .....................        80,574              -
 Amounts forgiven under forgivable loans .........             -         74,375
 Other ...........................................           250              -
                                                    ------------   ------------
Total other expenses .............................     3,909,499      2,818,931
                                                    ------------   ------------
Loss from operations .............................    (1,495,777)      (250,457)
Loss on sale of property .........................        (2,108)           194
Interest and dividend income (expense) ...........       118,166        (71,409)
                                                    ------------   ------------
Net loss .........................................    (1,379,719)      (321,672)
Less: Preferred stock dividend ...................             -        (30,625)
                                                    ------------   ------------
Loss available to common stockholders ............  $ (1,379,719)  $   (352,297)
                                                    ============   ============
Loss per share:
 Basic ...........................................  ($      0.07)  ($      0.02)
                                                    ============   ============
Weighted average number of common
 shares used in computing basic loss
 per share .......................................    19,934,299     23,387,097
                                                    ============   ============
 Diluted .........................................  ($      0.07)  ($      0.02)
                                                    ============   ============
Weighted average number of common
 shares used in computing diluted loss
 per share .......................................    19,934,299     23,387,097
                                                    ============   ============


See accompanying notes.

                                 VFINANCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  Three Months Ended March 31
                                                                                 ------------------------------
                                                                                    2001               2002
                                                                                 ------------      ------------
OPERATING ACTIVITIES
Net loss ....................................................................    $(1,379,719)      $  (321,672)
  Adjustments to reconcile net loss to net cash used in operating activities.
  Non-cash fees received ....................................................              -          (352,235)
  Depreciation and amortization .............................................        351,295            74,378
  Provision for doubtful accounts ...........................................         50,000            60,560
  Unrealized loss (gain) on sale of investments, net ........................        497,533           (36,815)
  Unrealized loss (gain) on stock purchase warrants .........................          6,500           (23,515)
  Loss on sale of investments, net ..........................................         28,333            12,652
  Proceeds from sale of investments .........................................              -            14,370
  Amount forgiven under forgivable loan ....................................        252,417            74,375
  Changes in operating assets and liabilities, net of businesses acquired:
    Accounts receivable .....................................................         27,991          (243,843)
    Foregivable Loans .......................................................              -            23,438
    Due from clearing broker ................................................     (1,133,459)        1,167,906
    Notes receivable from employees .........................................         92,445            (7,000)
    Investments .............................................................       (452,624)       (1,147,234)
    Other current assets ....................................................        109,685             1,063
    Other assets and liabilities ............................................       (339,342)           20,346
    Accounts payable and accrued liabilities ................................        (89,843)          (97,163)
    Securities, sold not yet purchased ......................................         70,582            78,811
                                                                                 -----------       -----------
Net cash used in operating activities .......................................     (1,908,206)         (701,578)

INVESTING ACTIVITIES
  Purchase of equipment .....................................................       (184,650)          (64,156)
  Purchase of treasury stock, net ...........................................         12,108                 -
  Purchase of businesses ....................................................     (1,233,335)                -
  Change in other assets ....................................................       (151,869)                -
                                                                                 -----------       -----------
Net cash used in investing activities .......................................     (1,557,746)          (64,156)

FINANCING ACTIVITIES
  Changes in capital leases .................................................         (8,343)          (20,537)
  Changes in current debt ...................................................              -            29,063
  Proceeds from credit agreement ............................................              -         1,500,000
  Proceeds from issuance of common stock related to private placement,
      net of cash and stock issuance costs ..................................              -           123,750
  Increase in line of credit ................................................         63,504                 -
  Payment of long term debt .................................................        (66,790)                -
  Repayment of shareholder's equity .........................................        (50,000)                -
                                                                                 -----------       -----------
Net cash provided (used) by financing activities ............................        (61,629)        1,632,276

(Decrease) increase in cash and cash equivalents ............................     (3,527,581)          866,542
Cash and cash equivalents at beginning of year ..............................      5,454,071         1,826,474
                                                                                 -----------       -----------
Cash and cash equivalents at end of period ..................................    $ 1,926,490       $ 2,693,016
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

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("FAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS , AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS ("APB 30"). The Company adopted the new accounting rules beginning January 1, 2002. believes it will not be material because the Company wrote off most of its goodwill at December 31, 2001.

Stock Based Compensation

The Company has elected to follow Accounting Principal Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations in accounting for its employee stock options and employee stock purchase warrants because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION ("SFAS 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options or stock purchase warrants equals or exceeds the market price of the underlying stock on the date of grant no compensation expense is recognized.

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

Earnings per Share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS No. 128"). In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number of shares of common stock outstanding and diluted earnings per share is computed using the weighted average number of shares of common stock and the dilutive effect of options and warrants outstanding, using the "treasury stock" method. The average market price is below the exercise price for all outstanding stock options and warrants, therefore there are no potentially dilutive securities.

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

In accordance with EITF Issue No. 00-27, APPLICATION OF ISSUE NO. 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OF CONTINGENTLY ADJUSTABLE CONVERSION RATIOS, TO CERTAIN CONVERTIBLE INSTRUMENTS, and APB 21 the Company recorded an imputed interest factor related to the Note Purchase Agreement of $563,000. The Company fully expensed any beneficial conversion factor due to the fact that the SBI Note was immediately convertible. The imputed interest will be accreted ratably over the term of the loan as additional interest expense

The Company has elected to follow Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS 123") requires the use of option valuation models that were not developed for use in valuing employee stock options. As permitted, the Company adopted the disclosure alternative of SFAS 123. Under APB 25, when the exercise price of the Company's stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recorded.

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

General and administrative expenses were $2,405,091 for the three months ended March 31, 2002 as compared to $2,266,326 for the three months ended March 31, 2001 an increase of $161,409 or 7%.

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

The amount forgiven under forgivable loans was $74,375 for the three months ended March 31, 2002 as compared to $252,417 for the three months ended March 31, 2001. The decrease was attributable to a decrease in the number of new brokers.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

10.1 - Termination of Select Asset Purchase Agreement Among vFinance Investments, Inc., Somerset Financial Partners, Inc., Somerset Financial Group, Inc. Douglas Toth and Nicholas Thompson dated as of October 1, 2002. (1)

31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company.

31.2 - Rule 13a-15(a)/15d-14(a) Certification of Chief Financial Officer of the Company.

32.1 - Section 1350 Certification by Chief Executive Officer of the Company.

32.2 - Section 1350 Certification by Chief Financial Officer of the Company.

--------------------------------------------------------------------------------
(1) Previously filed with the Company's Form 10-QSB/A dated November 14, 2002.


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

