Form 10QSB/A
period 2002-06-30
VFINANCE INC
filed 2003-08-18
CIK 890285

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
         ---------------------------------------------------------------
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

                                 (561) 981-1000
                            --------------------------
                           (Issuer's telephone number)

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

                                      INDEX
                                 VFINANCE, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - December 31, 2001 and
         June 30, 2002 (Unaudited) ..........................................4

         Consolidated Statements of Operations for the three and
         six months ended June 30, 2001 and 2002 (Unaudited) ................5

         Consolidated Statements of Cash Flows for the three and
         six months ended June 30, 2001 and 2002 (Unaudited) ................6

         Notes to Consolidated Financial Statements (Unaudited) .............7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .........................................13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .................................................15

Item 2.  Changes in Securities .............................................15

Item 5   Other Information .................................................16

Item 6.  Exhibits and Reports on Form 8-K ..................................16

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

                                 vFINANCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                  (AUDITED)         (UNAUDITED)
                                                             December 31, 2001     June 30,2002
                                                             -----------------     ------------

Assets:
 Cash and cash equivalents ...............................      $  1,826,474       $  1,959,639
 Restricted cash .........................................           203,106            201,722
 Due from clearing broker ................................           588,222               -
 Investments in trading securities .......................         1,077,815          1,023,991
 Accounts receivable, net of allowance for doubtful
  accounts of $63,528 and $359,537, respectively .........            93,719            194,574
 Forgivable loans - employees, current portion ...........           307,452            218,952
 Notes receivable - employees, net of allowance for
  doubtful accounts of $60,550 and $0, respectively ......           107,600             89,676
 Prepaid expenses and other current assets ...............           133,085             93,589
                                                                ------------       ------------
  Total current assets ...................................         4,337,473          3,782,143

Furniture and equipment, at cost:
 Furniture and equipment .................................           940,537            372,848
 Internal use software ...................................           146,835            158,500
                                                                ------------       ------------
                                                                   1,087,372            531,348
Less accumulated depreciation ............................          (403,970)          (243,219)
                                                                ------------       ------------

 Net furniture and equipment .............................           683,402            288,129

 Forgivable loans - employees ............................           577,760            499,073
 Goodwill ................................................           420,000            420,000
 Other assets ............................................           387,177            172,483
                                                                ------------       ------------

Total Assets .............................................      $  6,405,812       $  5,161,828
                                                                ============       ============
Liabilities and Shareholders' Equity:

 Accounts payable ........................................      $  1,093,662       $    688,456
 Accounts payable - employees ............................            66,407             22,708
 Due to clearing broker ..................................              -               106,476
 Accrued payroll..........................................         1,264,081            856,013
 Accrued interest.........................................           239,469               -
 Other accrued liabilities ...............................           815,960            817,258
 Securities sold, not yet purchased ......................            53,981             90,998
 Lines of credit .........................................           297,656               -
 Subordinated promissory notes ...........................           650,000               -
 Note payable, net of discount ...........................         1,162,429            482,375
 Capital lease obligations, current portion ..............            12,627               -
 Other ...................................................              -                22,892
                                                                ------------       ------------

  Total current liabilities ..............................         5,656,272          3,087,176

 Letter of credit and promissory note ....................           268,500               -
 Capital lease obligations ...............................            56,641               -
 Note payable - long term ................................              -             1,500,000

 Series A Convertible Preferred Stock, $0.01 par value;
  122,500 shares authorized; 122,500 shares issued and
  outstanding (liquidation preference of $1,556,050 at
  December 31, 2001) .....................................             1,225              1,225
 Series B Convertible Preferred stock, $0.01 par value;
  50,000 shares authorized; 50,000 issued and outstanding
 (liquidation preference of $46,450 at December 31, 2001).               500                500
 Common stock, $0.01 par value, 75,000,000 shares
  authorized; 25,964,395 and 26,398,608 shares issued,
  and 22,952,885 and 23,187,097 outstanding, respectively.           259,644            263,986
 Additional paid-in-capital on preferred stock ...........         1,565,775          1,487,025
 Additional paid-in-capital on common stock ..............        22,515,699         24,856,437
 Deferred compensation ...................................           (82,657)           (82,657)
 Accumulated deficit .....................................       (21,666,359)       (23,780,436)
                                                                ------------       ------------
                                                                   2,593,827          2,746,080
Less treasury stock ......................................        (2,169,428)        (2,171,428)
                                                                ------------       ------------

Total Shareholders' Equity ...............................           424,399            574,652
                                                                ------------       ------------

Total Liabilities and Shareholders' Equity ...............      $  6,405,812       $  5,161,828
                                                                ============       ============


                            See accompanying notes
                                 vFINANCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Three Months Ended June 30,     Six Months Ended June 30,
                                                  ----------------------------    ----------------------------
                                                      2001            2002            2001            2002
                                                  ------------    ------------    ------------    ------------
Revenues:
 Commissions - agency .........................   $  1,455,546    $  2,225,366    $  3,394,475    $  4,750,385
 Commissions - principal ......................      1,005,158         767,778       2,599,121       1,802,142
 Success fees .................................        170,337         455,531       1,939,335       2,059,726
 Consulting and retainers .....................        163,406         425,500         436,206         757,097
 Other brokerage related income ...............        139,088         148,145         303,715         289,543
 Other ........................................         86,401         100,688         235,695         189,944
                                                  ------------    ------------    ------------    ------------

Total revenues ................................      3,019,936       4,123,008       8,908,547       9,848,837
                                                  ------------    ------------    ------------    ------------

Cost of revenues:

 Commissions ..................................      1,578,979       1,687,119       3,691,719       3,805,434
 Clearing and transaction costs ...............        355,975         222,554         758,928         472,413
 Success ......................................              -         362,557         651,976       1,134,977
 Consulting and retainers .....................          9,000          79,365          46,000          86,865
 Other ........................................         11,376           9,445          27,210          18,707
                                                  ------------    ------------    ------------    ------------

Total cost of revenues ........................      1,955,330       2,361,040       5,175,833       5,518,396
                                                  ------------    ------------    ------------    ------------

Gross profit ..................................      1,064,606       1,761,968       3,732,714       4,330,441
                                                  ------------    ------------    ------------    ------------

Other expenses:

 General and administrative ...................      2,186,376       2,303,944       4,787,911       4,708,840
 Net loss (gain) on trading securities ........         67,029            (995)         84,408         (13,648)
 Professional fees ............................        246,534         327,921         578,849         567,198
 Provision for bad debts ......................         73,715         176,086         123,715         236,208
 Legal settlements.............................         22,605          61,860          39,210         101,109
 Net unrealized loss (gain) on investments held
  for trading and stock purchase warrants .....        354,893         316,353       1,149,648         256,024
 Depreciation and amortization ................        477,195          74,653         721,339         148,013
 Amounts forgiven under forgivable loans ......           -             69,375         107,151         144,188
 Stock based compensation expense .............         89,500            -             89,500            -
                                                  ------------    ------------    ------------    ------------
Total other expenses ..........................      3,517,847       3,329,197       7,681,731       6,147,932
                                                  ------------    ------------    ------------    ------------

Loss from operations ..........................      2,453,241       1,567,229       3,949,017       1,817,491

Loss on sale of property ......................         14,071            -             16,180            -
Interest and dividend (income) expense ........        (86,763)         85,663        (204,929)        157,072
                                                  ------------    ------------    ------------    ------------
Pre-tax net loss ..............................      2,380,549       1,652,892       3,760,268       1,974,563
Income tax expense ............................           -            139,513            -            139,513
                                                  ------------    ------------    ------------    ------------
Net loss ......................................      2,380,549       1,792,405       3,760,268       2,114,076
Less: Preferred stock dividend ................         30,625          48,125          61,250          78,750
                                                  ------------    ------------    ------------    ------------
Loss available to common stockholders .........   $  2,411,174    $  1,840,530    $  3,821,518    $  2,192,826
                                                  ============    ============    ============    ============
Loss per share:
 Basic ........................................   $       0.12    $       0.08    $       0.20    $       0.09
                                                  ============    ============    ============    ============
Weighted average number of common
 shares used in computing basic loss
 per share ....................................     19,514,421      23,220,430      19,297,313      23,284,208
                                                  ============    ============    ============    ============
 Diluted ......................................   $       0.12    $       0.08    $       0.20    $       0.09
                                                  ============    ============    ============    ============

Weighted average number of common
 shares used in computing diluted loss
 per share ....................................     19,514,421      23,220,430      19,297,313      23,284,508
                                                  ============    ============    ============    ============


                            See accompanying notes
                                 vFINANCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          Six Months Ended June 30,
                                                        ------------------------------
                                                            2001              2002
                                                        -----------       ------------
OPERATING ACTIVITIES
Net loss .........................................      $(3,760,268)      $(2,114,076)
Adjustments to reconcile net loss to net cash used
 in operating activities:
Non-cash fees received ...........................                -          (687,187)
Depreciation and amortization ....................          721,339           148,013
Provision for doubtful accounts ..................          120,881           235,460
Income tax receivable write off ..................                -           139,513
Accretion of debt discount .......................                -           121,875
Unrealized loss (gain) on sale of investments, net          839,558           167,244
Unrealized loss (gain) on stock purchase warrants            18,950            88,780
Loss (gain) on sale of investments, net ..........           95,723           (13,648)
Proceeds from sale of investments ................                -           177,298
Amount forgiven under forgiveable loan ...........          359,568           144,188
Repayment of Notes Receivable, employees .........           92,445                 -
Stock based compensation .........................           89,500                 -
Loss on sale of equipment ........................           16,180                 -
Changes in operating assets and liabilities,
 net of businesses acquired:
Accounts receivable ..............................           21,228          (286,315)
Forgivable Loans .................................           12,875            23,000
Due from clearing broker .........................         (375,784)          694,698
Notes receivable from employees ..................                -            17,924
Investments in trading securities ................          162,051           312,959
Other current assets .............................         (422,516)           40,880
Other assets and liabilities .....................                -            20,645
Accounts payable and accrued liabilities .........         (381,157)         (549,282)
Securities, sold not yet purchased ...............          512,347            37,017
                                                        -----------       -----------
Net cash used in operating activities ............       (1,877,080)       (1,281,015)

INVESTING ACTIVITIES
Purchase of equipment ............................         (201,140)          (81,105)
Proceeds from sale of equipment ..................           11,500                 -
Purchase of treasury stock, net ..................          (10,392)                -
Purchase of businesses ...........................       (1,233,335)                -
Disposal of  businesses cash effect ..............                -             1,659
Merger transaction costs .........................         (185,859)                -
                                                        -----------       -----------
Net cash used in investing activities ............       (1,619,226)          (79,446)

FINANCING ACTIVITIES
Changes in capital leases ........................           (8,343)          (29,749)
Changes in current debt ..........................                -           (31,875)
Proceeds from credit agreement ...................                -         1,500,000
Proceeds from issuance of common stock related to
 private placement, net of cash
 and stock issuance costs ........................                -           123,750
Increase in line of credit .......................           63,504                 -
Payment of long term debt ........................          (66,790)          (68,500)
Repayment of shareholder's equity ................          (50,000)                -
                                                        -----------       -----------
Net cash provided (used) by financing activities .          (61,629)        1,493,626

(Decrease) increase in cash and cash equivalents .       (3,557,935)          133,165
Cash and cash equivalents at beginning of year ...        5,454,071         1,826,474
                                                        -----------       -----------
Cash and cash equivalents at end of period .......      $ 1,896,136       $ 1,959,639
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

5. SHAREHOLDERS' EQUITY

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

In accordance with EITF Issue No. 00-27, APPLICATION OF ISSUE NO. 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OF CONTINGENTLY ADJUSTABLE CONVERSION RATIOS, TO CERTAIN CONVERTIBLE INSTRUMENTS, and APB 21, the Company recorded an imputed interest factor related to the Note Purchase Agreement of $563,000. The Company fully expensed any beneficial conversion factor due to the fact that the SBI Note was immediately convertible. The imputed interest will be accreted ratably over the term of the loan as additional interest expense

The Company has elected to follow Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS 123") requires the use of option valuation models that were not developed for use in valuing employee stock options. As permitted, the Company adopted the disclosure alternative of SFAS 123. Under APB 25, when the exercise price of the Company's stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recorded.

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

General and administrative expenses were $4,787,911 for the six months ended June 30, 2001 as compared to $4,708,840 for the six months ended June 30, 2002 a decrease of $17,172 or 0.4%.

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
