Form 10QSB/A
period 2002-09-30
VFINANCE INC
filed 2003-08-18
CIK 890285

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

                                      INDEX
                                 VFINANCE, INC.


PART I.      FINANCIAL INFORMATION

Item 1.      Condensed Financial Statements

             Consolidated Balance Sheets - December 31, 2001
              and September, 2002 (Unaudited).................................4
             Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2002 (Unaudited)............5

             Consolidated Statements of Cash Flows for the nine months ended
              September 30, 2001 and 2002 (Unaudited).........................6

             Notes to Consolidated Financial Statements (Unaudited)...........7

Item 2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................13

Item 3.      Controls and Procedures.........................................16

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings...............................................16

Item 2.      Changes in Securities...........................................18

Item 6.      Exhibits and Reports on Form 8-K................................18

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


                                                               (AUDITED)             (UNAUDITED)
                                                             December 31, 2001   September 30, 2002
                                                       ------------------------------------------------
Assets:
 Cash and cash equivalents                                     $ 2,397,900            $ 2,233,465
 Restricted cash                                                   203,106                201,722
 Due from clearing broker                                           16,796                 35,532
 Investments in trading securities                               1,077,815              1,156,946
 Accounts receivable, net of allowance for doubtful
  accounts of $63,528 and $395,993, respectively                    93,719                259,768
 Forgivable loans - employees, current portion                     307,452                231,452
 Notes receivable - employees, net of allowance for
  doubtful accounts of $60,550 and $0, respectively                107,600                112,673
 Prepaid expenses and other current assets                         133,085                 79,827
                                                       --------------------    -------------------
  Total current assets                                           4,337,473              4,311,385

Furniture and equipment, at cost:

 Furniture and equipment                                           940,537                385,546
 Internal use software                                             146,835                158,500
                                                       --------------------    -------------------
                                                                 1,087,372                544,046
Less accumulated depreciation                                     (403,970)              (270,691)
                                                       --------------------    -------------------
 Net furniture and equipment                                       683,402                273,355

 Forgivable loans - employees                                      577,760                419,698
 Goodwill                                                          420,000                420,000
 Other assets                                                      387,177                153,856
                                                       --------------------    -------------------
Total Assets                                                   $ 6,405,812            $ 5,578,294
                                                       ====================    ===================
Liabilities and Shareholders' Equity:

 Accounts payable                                              $ 1,093,662              $ 623,639
 Accounts payable - employees                                       66,407                 36,329
 Accrued payroll                                                 1,264,081              1,073,817
 Accrued interest                                                  239,469                   -
 Other accrued liabilities                                         815,960              1,044,600
 Securities sold, not yet purchased                                 53,981                142,346
 Lines of credit                                                   297,656                   -
 Subordinated promissory notes                                     650,000                   -
 Notes payable, net of discount                                  1,162,429                508,904
 Capital lease obligations, current portion                         12,627                      -
 Other                                                                -                     8,441
                                                       --------------------    -------------------
  Total current liabilities                                      5,656,272              3,438,076

 Letter of credit and promissory note                              268,500                    -
 Capital lease obligations                                          56,641                    -
 Notes payable - long term                                            -                 1,500,000

 Series A Convertible Preferred Stock, $0.01 par
  value; 122,500 shares authorized; 122,500 shares
  issued and outstanding (liquidation preference of
  $1,556,050 at December 31, 2001)                                   1,225                  1,225

 Series B Convertible Preferred stock, $0.01 par
  value; 50,000 shares authorized; 50,000 issued
  and outstanding (liquidation preference of
  $46,450 at December 31, 2001)                                        500                    500

 Common stock, $0.01 par value, 75,000,000 shares
  authorized; 25,964,395 and 27,071,415 shares
  issued, and 22,952,885 and 23,859,904 outstanding,
  respectively                                                     259,644                270,714

 Additional paid-in-capital on preferred stock                   1,565,775              1,438,900
 Additional paid-in-capital on common stock                     22,515,699             24,912,888
 Deferred compensation                                             (82,657)              (111,997)
 Accumulated deficit                                           (21,666,359)           (23,700,584)
                                                       --------------------    -------------------
                                                                 2,593,827              2,811,646
Less treasury stock                                             (2,169,428)            (2,171,428)
                                                       --------------------    -------------------
 Total Shareholders' Equity                                        424,399                640,218
                                                       --------------------    -------------------
Total Liabilities and Shareholders' Equity                     $ 6,405,812            $ 5,578,294
                                                       ====================    ===================



                            See accompanying notes.

                                 vFINANCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                 Three Months Ended September 30         Nine Months Ended September 30
                                               --------------------------------------    ------------------------------------
                                                     2001                 2002                  2001                 2002
                                               -----------------    ------------------    ------------------    -------------
Revenues:
 Commissions - agency                            $ 1,084,051           $ 2,238,778           $ 4,478,526         $ 6,989,164
 Commissions - principal                           1,332,681             1,074,125             3,931,802           2,876,268
 Success fees                                        245,750               775,864             2,185,085           2,835,590
 Consulting and retainers                            144,500               487,665               580,706           1,244,761
 Other brokerage related income                      124,540               169,377               428,255             458,920
 Other                                                64,933               117,417               300,628             307,361
                                              -----------------    ------------------    ------------------    -------------
Total revenues                                     2,996,455             4,863,226            11,905,002          14,712,064
                                              -----------------    ------------------    ------------------    -------------
Cost of revenues:

 Commissions                                       1,326,702             1,769,000             5,018,421           5,574,434
 Clearing and transaction costs                      253,088               153,912             1,491,129             626,325
 Success                                             134,358               551,732               786,334           1,686,709
 Consulting and retainers                               -                  118,163                46,000             205,028
 Other                                                12,145                 8,620                39,355              27,327
                                              -----------------    ------------------    ------------------    -------------
Total cost of revenues                             1,726,293             2,601,427             7,381,239           8,119,823
                                              -----------------    ------------------    ------------------    -------------

Gross profit                                       1,270,162             2,261,799             4,523,763           6,592,241
                                              -----------------    ------------------    ------------------    -------------
Other expenses:

 General and administrative                        2,243,178             1,832,742             6,559,553           6,536,619
 Net loss (gain) on trading securities                48,510               (13,617)              132,918             (27,264)
 Professional fees                                   131,030               151,909               709,879             719,107
 Provision for bad debts                             110,198                59,520               233,913             295,728
 Legal settlements                                    84,642                82,439               123,852             183,548
 Net unrealized loss (gain) on investments held
  for trading and stock purchase warrants            273,688              (105,973)            1,423,336             150,051
 Depreciation and amortization                       222,188                27,472               683,708             175,485
 Amounts forgiven under forgivable loans              89,613                66,875               449,181             211,063
 Stock based compensation expense                     15,000                33,840               104,500              33,840
                                              -----------------    ------------------    ------------------    -------------
Total other expenses                               3,218,047             2,135,207            10,420,840           8,278,177
                                              -----------------    ------------------    ------------------    -------------

Income (loss) from operations                     (1,947,885)              126,592            (5,897,077)         (1,685,936)

Loss on sale of property                                -                     -                  (16,180)                  -
Interest and dividend income (expense)               (10,668)              (46,741)              194,261            (203,813)
                                              -----------------    ------------------    ------------------    -------------
Pre-Tax Net Income (loss)                         (1,958,553)               79,851            (5,718,996)         (1,889,749)
Federal Income Taxes                                    -                     -                     -             144,476
                                              -----------------    ------------------    ------------------    -------------
Net Income (loss)                                 (1,958,553)               79,851            (5,718,996)         (2,034,225)
Less: Preferred stock dividend                        30,625                48,125                91,875             126,875
                                              -----------------    ------------------    ------------------    -------------
Income (loss) available to common stockholders  $ (1,989,178)              $31,726          $ (5,810,871)       $ (2,161,100)
                                              =================    ==================    ==================    =============
Income (loss) per share:
 Basic                                                ($0.10)                $0.00                ($0.30)             ($0.09)
                                              =================    ==================    ==================    =============
Weighted average number of common
 shares used in computing basic income (loss)
 per share                                        19,758,380            23,372,019            19,474,872          23,417,252
                                              =================    ==================    ==================    =============
 Diluted                                              ($0.10)                $0.00                ($0.30)             ($0.09)
                                              =================    ==================    ==================    =============

Weighted average number of common
 shares used in computing diluted income (loss)
 per share                                        19,758,380            23,372,019            19,474,872          23,417,252
                                              =================    ==================    ==================    =============



                            See accompanying notes.

                                 vFINANCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                   Nine Months Ended September 30,
                                                                          --------------------------------------------------
                                                                                   2001                       2002
                                                                          ------------------------   -----------------------
OPERATING ACTIVITIES:
Net loss                                                                             $ (5,718,996)             $ (2,034,225)
Adjustments to reconcile net loss to net cash used in operating activities:

Non-cash fees received                                                                       -                     (926,187)
Depreciation and amortization                                                             683,708                   175,485
Provision for doubtful accounts                                                           233,913                   288,565
Non-cash Compensation                                                                        -                      488,245
Income tax receivable write off                                                              -                      139,513
Accretion of debt discount                                                                   -                      174,154
Unrealized loss (gain) on investments, net                                              1,385,836                   153,085
Unrealized loss (gain) on stock purchase warrants                                          37,500                    (3,034)
Loss (gain) on sale of investments, net                                                   132,918                   (27,265)
Proceeds from sale of investments                                                            -                      269,590
Amount forgiven under forgivable loan                                                     449,181                   211,063
Compensation expense in connection with forgivable loans                                  400,173                      -
Repayment of notes receivable, employees                                                   92,445                      -
Stock based compensation                                                                  104,500                    33,840
Loss on sale of equipment                                                                  16,180                      -

Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable                                                                       (58,575)                 (404,614)
Forgivable Loans                                                                           75,322                    23,000
Due from clearing broker                                                                   (8,549)                  (18,736)
Notes receivable from employees                                                           (25,000)                   (5,073)
Investments in trading securities                                                         (74,324)                  (53,236)
Other current assets                                                                      (73,093)                   54,642
Other assets and liabilities                                                             (204,269)                   24,819
Accounts payable and accrued liabilities                                                 (500,165)                 (217,913)
Securities, sold not yet purchased                                                        (17,339)                   88,365
                                                                          ------------------------   -----------------------
Net cash used in operating activities                                                  (3,068,634)               (1,565,917)

INVESTING ACTIVITIES:
Purchase of equipment                                                                    (211,646)                  (93,803)
Proceeds from sale of equipment                                                            11,500                      -
Purchase of businesses                                                                 (1,433,954)                     -
Disposal of  businesses cash effect                                                          -                        1,659
                                                                          ------------------------   -----------------------
Net cash used in investing activities                                                  (1,634,100)                  (92,144)

FINANCING ACTIVITIES:
Proceeds from credit agreement                                                            200,000                 1,500,000
Proceeds from issuance of common stock related to private placement,
 net of cash and stock issuance costs                                                        -                      123,750
Increase in line of credit                                                                 63,504                      -
Payment of capital lease obligations                                                      (25,937)                  (29,749)
Payment of debt                                                                           (66,790)                 (100,375)
Purchase of treasury stock                                                                (10,392)                     -
Repayment of shareholder's equity                                                         (50,000)                     -
                                                                          ------------------------   -----------------------
Net cash provided by financing activities                                                 110,385                 1,493,626

(Decrease) increase in cash and cash equivalents                                       (4,592,349)                 (164,435)
Cash and cash equivalents at beginning of year                                          5,454,071                 2,397,900
                                                                          ------------------------   -----------------------
Cash and cash equivalents at end of period                                              $ 861,722               $ 2,233,465
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
                            4,108,499



Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method. The fair value for options and warrants granted was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: for 2002 risk-free interest rates of 4.25%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 1.610 for options and warrants and an expected life of the options and warrants of 4-5 years; The Company's pro forma net loss for the period ended September 30, 2002 was $2,138,465. The Company's pro forma basic and diluted net loss income per share for the period ended September 30, 2002 was $0.09. The impact of the Company's pro-forma net loss and loss per share of the SFAS 123 pro forma requirements are not likely to be representative of future pro forma results.

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

General and administrative expenses were $6,559,553 for the nine months ended September 30, 2001 as compared to $6,536,619 for the nine months ended September 30, 2002, an increase of $36,762 or 0.6%.

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