Form 10QSB
period 2003-09-30
VFINANCE INC
filed 2003-11-14
CIK 890285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2003

                                       or

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes (  x  )    No (     )


State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2003:

29,851,570 shares of Common Stock $0.01 par value

Transitional Small Business Disclosure Format (Check one): Yes [ x ] No [ ]

                                      INDEX
                                 VFINANCE, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet - September 30,2003 (Unaudited)...........4

         Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2003 (Unaudited)................5

         Consolidated Statements of Cash Flows for the nine months ended
          September 30, 2002 and 2003 (Unaudited).............................6

         Notes to Consolidated Financial Statements (Unaudited)............7-11

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................12-14

Item 3.  Controls and Procedures.............................................15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................16

Item 6.  Exhibits and Reports on Form 8-K....................................17

Signatures...................................................................18

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

                                vFINANCE, INC
                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 2003
                                 (UNAUDITED)

Assets:
Current Assets:
   Cash and cash equivalents                                       $  3,736,565
   Investments in trading securities                                  1,337,803
   Accounts receivable, net of allowance for doubtful
     accounts of $307,222                                               295,571
   Forgivable loans - employees, current portion                        110,000
   Notes receivable - employees                                          75,741
   Prepaid expenses and other current assets                             42,506
                                                                   -------------
Total Current Assets                                                  5,598,186

Furniture, equipment, and software
   Furniture and equipment                                              415,628
   Internal use software                                                158,500
                                                                   -------------
                                                                        574,128
Less accumulated depreciation                                          (387,368)
                                                                   -------------
 Net furniture, equipment, and software                                 186,760

Forgivable loans - employees                                             32,160
Goodwill                                                                420,000
Other assets                                                            229,792
                                                                   -------------
  Total Assets                                                     $  6,466,898
                                                                   =============

Liabilities and Shareholders' Equity:
   Accounts payable                                                $    720,381
   Due from clearing broker                                              16,562
   Accrued payroll                                                    1,701,454
   Accrued interest                                                       8,000
   Other accrued liabilities                                            804,434
   Securities sold, not yet purchased                                   350,138
   Other                                                                 24,557
                                                                   -------------
Total Current Liabilities                                             3,625,526

Notes Payable - long term                                             2,084,865

Shareholders' Equity:
   Common stock $0.01 par value, 75,000,000 shares                      298,520
    authorized, 29,851,570 issued and outstanding
   Additional paid-in-capital on common stock                        24,376,798
   Deferred compensation                                                (26,029)
   Accumulated deficit                                              (23,892,782)
                                                                   -------------
  Total Shareholders' Equity                                            756,507
                                                                   -------------
    Total Liabilities and Shareholders' Equity                     $  6,466,898
                                                                   =============






                            See accompanying notes.

                                 vFINANCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                 Three Months Ended September 30         Nine Months Ended September 30
                                               ------------------------------------    ----------------------------------
                                                      2002                 2003               2002                2003
Revenues:                                      ---------------      ---------------    ---------------     --------------
 Commissions - agency                          $   2,238,778        $   3,816,619      $   6,989,164       $   9,498,975
 Trading Profits                                   1,074,125            1,299,806          2,876,268           3,056,124
 Success fees                                        895,454            1,191,636          2,712,804           2,163,675
 Consulting and retainers                            487,665               74,725          1,244,761             360,499
 Other brokerage related income                      398,587              545,236          1,130,027           1,499,945
 Other                                               117,417              100,549            307,361             330,534
                                               ---------------      ---------------    ---------------     --------------
Total revenues                                     5,212,026            7,028,571         15,260,385          16,909,752
                                               ---------------      ---------------    ---------------     --------------
Cost of revenues:

 Commissions                                       1,998,210            3,939,563          6,245,541           9,226,333
 Clearing and transaction costs                      153,912              251,250            626,325             642,975
 Success                                             551,732              496,849          1,686,709           1,007,578
 Consulting and retainers                            118,163               57,602            205,028             186,351
 Other                                                 8,620                3,000             27,327              13,038
                                               ---------------      ---------------    ---------------     --------------
Total cost of revenues                             2,830,637            4,748,264          8,790,930          11,076,275
                                               ---------------      ---------------    ---------------     --------------
Gross profit                                       2,381,389            2,280,307          6,469,455           5,833,477
                                               ---------------      ---------------    ---------------     --------------
Operating expenses:

 General and administrative                        1,832,742            1,755,287          6,536,619           4,948,422
 Professional fees                                   151,909               85,096            719,107             260,240
 Provision for bad debts                              59,520               60,105            295,728              85,971
 Legal litigation                                     82,439               91,601            183,548             250,860
 Depreciation and amortization                        27,472               30,043            175,485              88,265
 Amounts forgiven under forgivable loans              66,875               42,500            211,063              97,500
 Stock based compensation expense                     33,840                1,324             33,840              16,391
                                               ---------------      ---------------    ---------------     --------------
Total operating expenses                           2,254,797            2,065,956          8,155,390           5,747,649
                                               ---------------      ---------------    ---------------     --------------
Income (loss) from operations                        126,592              214,351         (1,685,935)             85,828

Interest and dividend income (expense)               (46,741)             (26,133)          (203,813)            (76,953)
                                               ---------------      ---------------    ---------------     --------------
Pre-Tax Net Income (loss)                             79,851              188,218         (1,889,748)              8,875
Federal Income Taxes                                    -                    -               144,476                   0
Net Income (loss)                                     79,851              188,218         (2,034,224)              8,875
Less: Preferred stock dividend                        48,125                 -               126,875                   -
                                               ---------------      ---------------    ---------------     --------------
Income (loss) available to common stockholders $      31,726        $     188,218      $  (2,161,099)      $       8,875
                                               ===============      ===============    ===============     ==============
Income (loss) per share:
 Basic                                         $        0.00        $        0.01      $       (0.09)      $        0.00
                                               ===============      ===============    ===============     ==============
Weighted average number of common
 shares used in computing basic income (loss)
 per share                                        23,372,019           29,851,570         23,417,252          29,527,394
                                               ===============      ===============    ===============     ==============
 Diluted                                       $        0.00        $        0.01      $       (0.09)      $        0.00
                                               ===============      ===============    ===============     ==============
Weighted average number of common
 shares used in computing diluted income (loss)
 per share                                        23,372,019           29,851,570         23,417,252          29,527,394
                                               ===============     ================    ===============     ==============




                             See accompanying notes
                                 vFINANCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                    2002                 2003
                                                 -------------     -------------
 OPERATING ACTIVITIES
 Net (Loss)/Income                               $ (2,034,224)     $      8,875
Adjustments to reconcile net loss to net
 cash provided (used) in operating activities:
 Non-cash fees received                              (926,187)         (224,567)
 Depreciation and amortization                        175,485            88,265
 Provision for doubtful accounts                      288,565            84,092
 Non-cash compensation                                488,245            40,797
 Income tax receivable write off                      139,513              -
 Accretion of debt discount                           174,154            55,045
 Unrealized loss (gain) on investments, net           153,085          (216,934)
 Unrealized loss on warrants                           (3,034)          149,424
 Amount forgiven under forgivable loan                211,063            97,500
 Stock based compensation                              33,840            16,391
Changes in Assets and Liabilties:
 Accounts receivable                                 (404,614)         (106,685)
 Forgivable loans                                      23,000              -
 Due from clearing broker                             (18,736)          113,196
 Notes receivable from employees                       (5,073)           71,702
 Investments in trading securities                    189,088           447,520
 Other current assets                                  54,642            14,228
 Other assets and liabilities                          24,819            (9,068)
 Accounts payable and accrued liabilities            (217,913)          762,258
 Securities sold, not yet purchased                    88,365             5,575
                                                 -------------     -------------
Net cash provided (used) in operating activities   (1,565,917)        1,397,614
                                                 -------------     -------------
 INVESTING ACTIVITIES
 Purchase of equipment                                (93,803)          (18,210)
 Disposal of  businesses, cash effect                   1,659              -
                                                 -------------     -------------
Net cash used in investing activities                 (92,144)          (18,210)
                                                 -------------     -------------
 FINANCING ACTIVITIES
 Change in capital leases                             (29,749)             -
 Proceeds from credit agreement                     1,500,000              -
 Proceeds from issuance of common stock               123,750           130,000
 Payment of long term debt                           (100,375)             -
                                                 -------------     -------------
Net cash provided by financing activities           1,493,626           130,000
                                                 -------------     -------------


 Increase in cash                                    (164,435)        1,509,404
 Cash and cash equivalents at beginning of
  period                                            2,397,900         2,227,161
                                                 -------------     -------------
 Cash and cash equivalents at end of period      $  2,233,465      $  3,736,565
                                                 =============     =============




                            See accompanying notes.

vFinance, Inc.
Notes to Consolidated Financial Statements September 30, 2003
                                   (Unaudited)

1. DESCRIPTION OF BUSINESS

vFinance, Inc. is a "new-breed" financial services enterprise committed to building a worldwide audience of individuals looking to create wealth through equity investments in both their personal portfolios and their businesses. The Company principally operates in one business segment which can be referred to as investment management services and consists primarily of financial services including retail brokerage, trading and investment banking.

The Company conducts its broker/dealer operations, investment banking and trading through vFinance Investments, Inc, a licensed broker dealer. It also operates its vFinance.com website through vFinance Holdings, Inc., and processes its mortgage brokerage through vFinance Financial Lending Services, Inc.

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ended December 31, 2003. The interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the year-ended December 31, 2002

Revenue Recognition

The Company earns revenue (commissions) from brokerage and trading which are recognized on the day of the trade -"trade date basis". The Company also earns revenue from investment banking and consulting. Monthly retainer fees for investment banking and consulting are recognized as services are provided. Investment banking success fees are generally based on a percentage of the total value of a transaction and are recognized upon successful completion.

The Company does not require collateral from its customers. Revenues are not concentrated in any particular region of the country or with any individual or group.

The Company may receive equity instruments such as stock purchase warrants, common stock and preferred stock from companies as part of its compensation for investment-banking services. Such instruments are classified as investments in trading securities on the Company's balance sheet, if still held at the financial reporting date. These instruments are stated at fair value in accordance with SFAS #115 "Accounting for certain investments in debt and equity securities" and EITF 00-8 "Accounting by a grantee for an equity instrument to be received in conjunction with providing goods or services". Primarily all of the equity instruments are received from small public companies. The Company recognizes revenue for the stock purchase warrants, when received, based on the Black Scholes valuation model. The revenue recognized related to the other equity instruments is determined based on available market information, discounted by a factor reflective of the expected holding period for those particular equity instruments. On a monthly basis, the Company recognizes unrealized gains or losses in its statement of operations based on the changes in value of equity instruments. Realized gains or losses are recognized in the Company's statement of operations when the related equity instrument is sold.

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

Upon the consummation of an advisory, consulting, capital or other similar transaction, the Company may distribute equity instruments or proceeds from the sale of equity instruments to its employees. These distributions are made at the Company's discretion on a case-by-case basis as determined by the role of the employee and the nature of the transaction. At September 30, 2003, there were no amounts owed to current employees of the Company in connection with equity investments received as compensation.

The Company sells two types of listings on its website: (i) perpetual listings to venture capital vendors, who are interested in providing services to other companies or individuals; and (ii) three-month listings to entrepreneurs who have new business ideas to sell. Revenue related to the listings is generally recognized over the terms of such listings. Website revenues are concentrated primarily in the United States but are not concentrated in any particular region of the country or with any individual or group. Fees related to such listings are included in "other" in the statements of operations.

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

Investments

Investments are classified as trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. Trading account assets, consisting of marketable equity securities and stock purchase warrants, are stated at fair value. At September 30, 2003 investments consisted of common stock and common stock purchase warrants held for resale. Realized gains or losses are recognized in the statement of operations when the related stock purchase warrant is exercised and the underlying shares are sold. Unrealized gains or losses are recognized in the statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges, discounted by a factor reflective of the expected holding period for that particular equity instrument.

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

Forgivable Loans

In order to remain competitive in the marketplace, the Company granted forgivable loans to certain employees. The terms of the loans range from two to five years with scheduled maturity dates from 2002 to 2005. For each year the employee is in good standing with the Company, the Company forgives a ratable portion of the principal and charges this amount to compensation expense. If the employee is terminated, the principal balance is due and payable within 120 days. The loans do not bear interest and interest is not imputed as the collection of any such interest would not be probable. As of September 30, 2003 the balance of the forgivable loans was $142,160 of which $110,000 is classified as current. The remaining long-term portion of $32,160 is scheduled for forgiveness as follows: $26,828 in 2004 and $5,332 in 2005.

3. IMPAIRMENT OF GOODWILL

Management determined that there was no impairment of goodwill during the quarters ended September 30, 2002 and 2003. Goodwill carried on the balance sheet as of September 30, 2003 was $420,000.

4. SHAREHOLDER'S EQUITY

On November 28, 2001, the Company entered into a Note Purchase Agreement, as amended by subsequent letter agreements dated November 30, 2001, December 14, 2001, and December 28, 2001, February 13, 2002 and March 4, 2002 (collectively, the "Note Purchase Agreement"), with SBI Investments (USA) Inc. ("SBI"). Under the terms of the Note Purchase Agreement, SBI had the option to provide a subordinated loan to the Company of up to $1,500,000 in the form of a 48-month non-interest bearing, convertible note. As of December 31, 2002, the Company had received $975,000 under the Note Purchase Agreement and could have received, at SBI's option alone, an additional $525,000 no later than June 30, 2002. The additional $525,000 was not funded. The note is convertible, at SBI's option, into as many as 3,421,053 shares of our common stock at $0.285 per share. The Company, at any time during the first three years of the agreement, can call for redemption of the note at a price equal to 116.67% of the then outstanding principal amount of the Note, in whole (but not in part), or force the conversion of the note into shares of the Company's common stock.

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

A summary of the stock option activity for the nine months ended September 30, 2003 is as follows:



                                          Weighted
                                          Average
                                          Exercise     Number     Exercise Price
                                            Price     of Shares     Per Option
                                          --------   -----------  --------------
Outstanding options at December 31, 2002    $0.50     4,471,664    $0.15 - $6.00
Granted.................................    $0.20     7,380,349    $0.15 - $0.22
Cancelled ..............................    $0.43    (1,216,450)   $0.32 - $2.25
                                                     -----------
Outstanding options at September 30 2003    $0.30     10,635,563   $0.15 - $6.00
                                                     -----------



A summary of the stock purchase warrant activity for the nine months ended September 30, 2003 is as follows:



                                          Weighted
                                          Average
                                          Exercise    Number of   Exercise Price
                                            Price     Warrants      Per Option
                                          --------    ---------   --------------
Outstanding warrants at December 31, 2002   $2.15     4,108,499    $0.35 - $7.20
Granted .................................   $0.19     1,250,000    $0.15 - $0.20
Cancelled ...............................     -            -                 -
Outstanding options at September 30, 2003   $1.69     5,358,499    $0.15 - $7.20
                                                      =========


The following table summarizes information concerning stock options outstanding at September 30, 2003.



Option      Options
 Price    Outstanding
------    -----------
  0.15      1,430,000
  0.20      1,050,000
  0.21      4,920,349
  0.22         50,000
  0.32      1,180,000
  0.35      1,389,215
  0.50        100,000
  0.55         69,000
  0.63        182,500
  0.70         39,000
  1.00         18,000
  2.25        157,499
  4.00         10,000
  4.13         20,000
  5.00         10,000
  6.00         10,000
           ----------
           10,635,563
           ==========

The following table summarizes information concerning warrants outstanding at September 30, 2003.



Exercise               Warrants
  Price               Outstanding
--------              -----------
  0.15                   250,000
  0.20                 1,000,000
  0.35                 1,993,500
  0.63                   400,000
  2.25                   585,000
  2.50                   300,000
  6.00                   129,999
  7.20                   700,000
  ----                 ---------
                       5,358,499
                       =========



Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method. The fair value for options and warrants granted was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: for 2003 risk free interest rates of 3.29%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 2.471 for options and warrants and an expected life of the options and warrants of 4-5 years. The Company's pro forma net loss for the period ended September 30, 2003 was $458,939. The Company's pro forma basic and diluted net loss per share for the period ended September 30, 2003 was $0.02 The impact of the Company's pro forma net loss and loss per share of the SFAS 123 pro forma requirements are not likely to be representative of future pro forma results.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to our consolidated financial statements dated December 31, 2002 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

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

We periodically receive equity instruments which include stock purchase warrants and common and preferred stock from companies as part of our compensation for investment-banking services that are classified as investments in trading securities on the balance sheet if still held at the financial reporting date. These instruments are stated at fair value in accordance with SFAS #11 "Accounting for certain investments in debt and equity securities" and EITF 00-8 "Accounting by a grantee for an equity instrument to be received in conjunction with providing goods or services." Primarily all of the equity instruments are received from small public companies. The stock and stock purchase warrants received are typically restricted as to resale, though the Company generally receives a registration right within one year. Company policy is to sell these securities in anticipation of short-term market movements. We recognize revenue for these stock purchase warrants when received based on the Black Scholes valuation model. The revenue recognized related to other equity instruments is determined based on available market information, discounted by a factor reflective of the expected holding period for those particular equity instruments. On a monthly basis, we recognize unrealized gains or losses in the statement of operations based on the changes in value in the stock purchase warrants and other equity instruments.. Realized gains or losses are recognized in the statement of operations when the related stock purchase warrant or other equity instrument is sold.

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

On occasion, we distribute equity instruments or proceeds from the sale of equity instruments to our employees as compensation for their investment banking successes. These distributions comply with compensation agreements which vary on a "banker by banker" basis. Accordingly, unrealized gains or losses recorded in the statement of operations related to securities held by us at each period end may also impact compensation expense and accrued compensation.

As of September 30, 2003, certain transactions in process may result in us receiving equity instruments or stock purchase warrants in subsequent periods as discussed above. In this event, we will recognize revenue related to the receipt of such equity instruments consistent with the aforementioned policies. In addition, we would also record compensation expense at fair value related to the distribution of some or all of such equity instruments to employees or independent contractors involved with the related transaction.

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

CUSTOMER CLAIMS. In the normal course of business, our operating subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In general, the cases involve various allegations that our employees had mishandled customer accounts. Based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. However, we have in the past been assessed damages that exceeded our reserves. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income would be reduced.

FAIR VALUE. "Investments in trading securities" and "Securities sold, not yet purchased" on our consolidated balance sheet are carried at fair value or amounts that approximate fair value, with related unrealized gains and losses recognized in our results of operations. The determination of fair value is fundamental to our financial condition and results of operations and, in certain circumstances, it requires management to make complex judgments.

Fair values are based on listed market prices, where possible, discounted by a factor reflective of the expected holding period for a particular equity instrument. If listed market prices are not available, or if the liquidation of our positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors including dealer price quotations. Fair values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions.

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

INVESTMENTS. Investments are classified as trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. Any unregistered securities received generally contain a registration right within one year. Trading account assets, consisting of marketable equity securities and stock purchase warrants, are stated at fair value. Realized gains or losses are recognized in the statement of operations when the related underlying shares of a stock purchase warrant or other equity instruments are sold. Unrealized gains or losses are recognized in the statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchange, discounted by a factor reflective of the expected holding period for the particular equity instrument.

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


     NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED
                               SEPTEMBER 30, 2002

STATEMENTS OF OPERATIONS

Operating revenues were $16,909,752 for the nine months ended September 30, 2003 as compared to $15,260,385 for the nine months ended September 30, 2002, an increase of $1,649,367 or 11%. The primary reason for the improvement was a significant increase in retail brokerage revenues-36%, classified as Commissions-agency, as well as increases in Trading Profits-6%. Such increases were partially offset by reduced Investment Banking activity. Overall, the Company believes that the increase in operating revenues was a result of its successful recruiting strategies combined with a relatively favorable market environment.

Cost of revenues were $11,076,275 for the nine months ended September 30, 2003 as compared to $8,790.930 for the nine months ended September 30, 2002, an increase of $2,285,345, or 21%. The increase was primarily due to increased revenues and the corresponding increase to commissions as well as the Company's transition to an Independent Contractor (I/C) based retail sales model, as opposed to an employee based model. I/Cs require higher payouts than employees as they are relatively self supporting, independent businesses. The move to the I/C business model had a corresponding benefit as it reduced the firm's general and administrative expenses (see below). As a consequence, gross profit was $5,833,477 for the nine months ended September 30, 2003 as compared to $6,469,455 for the nine months ended September 30, 2002, a decrease of $635,978. The corresponding gross margin was 34% for the nine months ended September 30, 2003 as compared to 42% for the nine months ended September 30, 2002. The reduced gross margin during the current quarter is also reflective of the increased payout percentages to the Company's Independent Contractors.

General and administrative expenses were $4,948,422 for the nine months ended September 30, 2003 as compared to $6,536,619 for the nine months ended September 30, 2002, a decrease of $1,588,197, or 24%. This decrease is also primarily related to the Company's transition to an I/C based retail sales model, as opposed to an employee based model. This transition results in reduced general and administrative expenses; however, as mentioned above, it also results in higher payouts to I/Cs which reduces the Company's gross margin. In addition, the Company implemented cost savings measures to reduce its overall general and administrative expenses including headcount reductions and consolidation of its facility space.

Professional fees were $260,240 for the nine months ended September 30, 2003 as compared to $719,107 for the nine months ended September 30, 2002, a decrease of $458,867, or 64%. This decrease was primarily attributable to better utilization of the Company's internal professional staff thereby reducing its reliance on outside consultants.

The provision for bad debt was $85,971 for the nine months ended September 30, 2003 as compared to $295,728 for the nine months ended September 30, 2002, a decrease of $209,757, or 71%. The decrease in the provision for bad debt is primarily related to the decrease in consulting and retainer revenues, which historically proved difficult to collect. The Company provides for credit losses at the time it believes a particular account may not be collectible. Such evaluations are made and recorded on a monthly basis.

Legal litigation was $250,860 for the nine months ended September 30, 2003 as compared to $183,548 for the nine months ended September 30, 2002, an increase of $67,312, or 37%. As is typical in the industry, customers make claims regarding the Company's actions and the Company defends itself vigorously against such claims. The Company's cost of defending itself varies quarter-to-quarter depending on the volume of claims which are in process at any given time.

Depreciation and amortization was $88,265 for the nine months ended September 30, 2003 as compared to $175,485 for the nine months ended September 30, 2002, a decrease of $87,229, or 50%. The decrease was primarily due to certain fixed assets becoming fully depreciated and not subsequently replaced. Additionally, as facilities were consolidated and headcount reduced, there was a reduction in requirements for additional fixed asset purchases.

The amount forgiven under forgivable loans was $97,500 for the nine months ended September 30, 2003 as compared to $211,063 for the nine months ended September 30, 2002, a decrease of $113,563, or 54%. The decrease is attributable to the fact that the Company, several years ago, discontinued its practice of providing forgivable loans to brokers as part of its recruitment efforts. Accordingly, there have been no additions to the outstanding balance and the remaining balance is being reduced over time.

Stock based compensation was $16,391 for the nine months ended September 30, 2003 as compared to $33,840 for the nine months ended September 30, 2002, a decrease of $17,449. This amount primarily represents the amortization of deferred compensation to an outside consultant who was granted options from the Company in return for his services the third quarter of 2002. The amount of deferred compensation related to the consultant was fully recognized as of March 31, 2003. In addition, the Company recently granted warrants to its landlord related to the renegotiation of its lease and this amount is being amortized over the life of the lease.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $3,736,565 of unrestricted cash at September 30, 2003.

Net cash provided by operating activities for the nine months ending September 30, 2003, was $1,397,614 as opposed to net cash used in operating activities of ($1,565,917) for the nine months ending September 30, 2002. The increase in cash provided by operating activities is primarily attributable to a significant improvement to the Company's net income. The Company's year-to-date net income as of September 30, 2003 was $8,875, representing a substantial increase from the year-to-date net loss of $2,034,225 as of September 30, 2002. In addition, the Company's accounts payable and accrued liabilities increased significantly from the prior year while its non-cash fees received decreased.

Net cash used in investing activities for the nine months ending September 30, 2003, was $18,210 as opposed to $92,144 for the nine months ending September 30, 2002. The primary reason for the decrease was that the Company has reduced its headcount and facility space resulting in reduced fixed asset requirements.

Net cash provided by financing activities for the nine months ending September 30, 2003, was $130,000 as opposed to $1,493,626 for the nine months ending September 30, 2002. The decrease is due to the fact that the Company entered into a debt agreement with UBS Paine Webber borrowing $1,500,000 during the first quarter of 2002. The Company has had little need to increase its external funding since that time.

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

The Company's operations are not affected by seasonal fluctuations however they are affected by the overall performance of the U.S. economy and to some extent reliant on the continued execution of the Company's mergers and acquisitions strategy and related financings.

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

                           Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On October 17, 2003, we were advised by the staff of the Securities and Exchange Commission (the "Commission") that it intended to recommend that the Commission institute enforcement proceedings against our wholly-owned registered broker/dealer, vFinance Investments, Inc., and one of its former employees. We have been informed by the staff of the Commission that they would claim that our broker/dealer and its former employee failed reasonably to supervise the alleged illegal trading activities over a period of approximately two months of one of our broker/dealer's former securities traders with respect to one publicly traded security that resulted in the Company earning approximately $11,000 in gross commissions related to that one security over the two month period. The Company has retained counsel and is actively engaged in discussions with the staff of the Commission and expects to resolve the Commission's concerns in a manner which will not have a material adverse effect on either the parent company or our broker/dealer subsidiary.

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





         Signature                       Title                       Date
         ---------                       -----                       ----

By: /s/ Leonard J. Sokolow         Chief Executive Officer     November 14,2003
    ----------------------         and President
        Leonard J. Sokolow        (Principal Executive
                                   Officer)


By: /s/ Mark Kacer                 Chief Financial Officer     November 14, 2003
    -----------------------------  and (Principal Financial
     Mark Kacer                    and Accounting Officer)