Form 10KSB
period 2003-12-31
VFINANCE INC
filed 2004-03-30
CIK 890285

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                        Commission File Number 1-11454-03

                                 VFINANCE, INC.

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

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant`s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 2003 were
$24,478,466

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 22, 2004, based upon the average bid and ask prices of such stock on that date was $6,521,456. The number of shares of Common Stock of the issuer outstanding as of March 22, 2004 was 32,852,974.

                            DOCUMENTS INCORPORATED BY
                                 REFERENCE: NONE

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

Forward-Looking Statements                                                  3

PART I.

Item 1.    Description of Business                                          4

Item 2.    Description of Property                                         18

Item 3.    Legal Proceedings                                               18

Item 4.    Submission of Matters to a Vote of Security Holders             20

PART II.

Item 5.    Market for Common Equity and Related Stockholder Matters        21

Item 6.    Management's Discussion and Analysis of Financial Condition
           or Plan of Operations                                           22

Item 7.    Financial Statements                                            29

Item 8.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                        30

Item 8a.   Controls and Procedures                                         30

PART III.

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act               31

Item 10.   Executive Compensation                                          32

Item 11.   Security Ownership of Certain Beneficial Owners and Management
            And Related Stockholder Matters                                35

Item 12.   Certain Relationships and Related Transactions                  36

Item 13.   Exhibits, List and Reports on Form 8-K                          37

Item 14.   Principal Accountant Fees and Services                          41

Signatures

                           FORWARD-LOOKING STATEMENTS

The following information provides cautionary statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the Reform
Act). We identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements we make in this report or in other documents that reference this report. All statements that express or involve discussions as to: expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, identified through the use of words or phrases such as we or our management believes, expects, anticipates or hopes and words or phrases such as will result, are expected to, will continue, is anticipated, estimated, projection and outlook, and words of similar import) are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties including, but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in the documents filed by us with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond our control. Actual results could differ materially from the forward-looking statements we make in this report or in other documents that reference this report. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report or other documents that reference this report will, in fact, occur.

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

                                     PART I



ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

vFinance, Inc. is a holding company engaged in the financial services business where our strategic focus is on servicing the needs of high net-worth and institutional investors and high growth companies. The Company, through its web site www.vfinance.com, provides financial information services to entrepreneurs and venture investors. Through our principal operating subsidiary, vFinance Investments, Inc., a licensed broker-dealer, we provide investment banking, retail and institutional securities brokerage services in all 50 states and the District of Columbia.

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

On January 4, 2001, we closed the merger of NW Holdings, Inc. ("NWH"), a Florida corporation, with and into us with us as the surviving corporation. On the closing date of the merger, NWH was the parent company of and wholly owned First Level Capital, Inc., a Florida corporation. First Level Capital, Inc. is now known as vFinance Investments, Inc. which has offices in New York, New Jersey and Florida. In addition to these offices the Company has relationships with certain independent contractors located throughout the United States.

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

On May 29, 2002, the Company entered into a select asset purchase agreement (the "Agreement"), as amended on June 17, 2002 (the "Amendment"), with Somerset Financial Partners, Inc., ("Somerset") a Delaware corporation to acquire certain of its assets. Through its subsidiaries, Somerset acted as a registered broker dealer and was engaged in other financial services. Pursuant to the Agreement the Company received the transfer of all agreed upon brokerage customers and client accounts as well as the registration of approximately 25 registered personnel of Somerset. As of June 17, 2002, the Company began reflecting in its financial statements the applicable revenue production and other associated costs. Under the escrow agreement signed in conjunction with the Agreement and Amendment, the Company instructed its transfer agent to deliver to and in the name of its escrow agent a total of 3,000,000 shares of the Company's common stock (the "Escrowed Shares"). The Escrowed Shares were to be delivered to Somerset when Somerset achieves all the closing conditions. In August 2002, all of the closing conditions of the Agreement and Amendment were not met by Somerset and the Company issued a default letter to Somerset (the "Default Letter"). Among other things, the Default Letter provided formal notice to Somerset of its default under the Agreement and Amendment. In October 2002, a formal termination notice was executed by the Company and Somerset and the Escrowed Shares were returned to the Company and cancelled.

The Company, as part of its strategic focus to operate its retail brokerage business using an independent contractor (IC) model, on January 1, 2003, entered into a Joint Venture Agreement with JSM Capital Holding Corp. ("JSM"), a retail brokerage IC headquartered in New York and founded by John S. Matthews (who was also, at the same time, named the President of vFinance's Retail Brokerage Division). Effective May 1, 2003, vFinance merged its "company-owned" retail branches into JSM, in exchange for a 19% equity position in JSM. Effective upon such mergers JSM became an IC of the Company.

OUR COMPANY. We are a "new breed" financial services company committed to servicing the financial needs of high net-worth investors, institutional investors focused on aggressive growth investment strategies, and high growth companies. In the execution of our business strategy, the Company has created a worldwide audience, via our website, www.vfinance.com, of individuals looking to create wealth through equity investments in both their personal portfolios and their businesses. Our website is a leading destination for entrepreneurs, owners of small and medium sized businesses looking for capital, venture capitalists and private (i.e. Angel) and institutional investors looking to make equity investments in high growth companies. Each month our website attracts an estimated 100,000 businesses from over 75 countries and communicates to approximately 60,000 high net worth individuals and institutional investors. Our website is typically listed by search engines as one of the top sites for relevant content. In addition, over 3000 websites have links to our website including Microsoft Network, Dow Jones, THE WALL STREET JOURNAL, ENTREPRENEUR MAGAZINE, INC., Stanford University, and Yahoo!. Utilizing the Internet and other traditional communication mediums, we generate income by providing our audience with access to products and services that assist them in achieving their financial goals. Our business model is scalable as a) the website provides sales leads to our Investment Banking, Retail Brokerage and Institutional Services Divisions and b) the firm has structured its Banking and Brokerage business to take advantage of an Independent Contractor model allowing the firm to expand and contract without the costs and liabilities associated with employees and offices. Due to the website's large, global audience of entrepreneurs and venture investors, the Company uses it to collect, measure and analyze data on entrepreneurial activity. The Company uses its proprietary research to publish reports on the entrepreneurial economy that provides the firm's clients with unique insights to investment opportunities.

RECENT FINANCINGS

The Company entered into two agreements with finance institutions to increase our resources. The discussion below is qualified in its entirety by reference to the copies of the agreements attached as exhibits to this filed report.

On November 28, 2001, we entered into a Note Purchase Agreement, as amended on November 30, December 14 and December 28, 2001 and February 13 and March 4, 2002 (collectively, the "Agreement"), with SBI Investments (USA) Inc. ("SBI"). Under the terms of the Agreement, SBI provided a loan to us in the amount of $975,000 in the form of a 48-month non-interest bearing, convertible note (the SBI Note"). The SBI Note is convertible at SBI's option into as many as 3,421,052 shares of our common stock at $0.285 per share. During year 2002, the SBI Note was reduced by $225,000 as a portion of the SBI Note was converted into 789,474 shares of the Company's common stock. Accordingly, the balance due SBI at December 31, 2002 and 2003 was $750,000. During 2004, $623,775 of the SBI Note
was converted into 3,001,403 shares of the Company's common stock. Under a special arrangement made by the Company to encourage further equity participation by SBI, the Company offered SBI the right to convert $545,000 of such converted amount into shares of the Company's common stock at a discounted rate of $0.20 per share.

On January 25, 2002, the Company entered into a Credit Agreement, as amended on April 12, 2002, with UBS Americas, Inc. ("UBS"). Under the terms of the Credit Agreement, UBS provided the Company with a revolving credit facility for up to $3,000,000 for the purpose of supporting the expansion of our brokerage business or investments in infrastructure to expand our operations and our broker-dealer operations. The loan must be repaid in full by January 2005 and bears interest at LIBOR plus a margin of 2%. Among other covenants, we must maintain stockholders' equity of at least $7 million; however, the Credit Agreement, as amended, provides that we may exclude goodwill write-offs aggregating $8.5 million from stockholders' equity. We must make early repayments under the Credit Agreement if we acquire a new broker dealer firm, enter a new line of business, or hire more than four brokers in single or related transactions. This repayment will be made by adding $1.00 to the cost of each incremental closing transaction we make through CSC, an affiliate of UBS.

We borrowed $1,500,000 under the credit facility in January 2002. The amount of the loan under the credit facility was not convertible into our equity securities. In March 2004, the Company entered into an agreement with a new clearing firm, National Financial Services LLC, Member NYSE/SIPC, a Fidelity Investments company ("NFS"). As part of this agreement, NFS paid the remaining balance outstanding to UBS, on behalf of vFinance. We expect to begin clearing through NFS during May 2004.

OUR BUSINESS

RETAIL AND TRADING BUSINESS. The largest portion of our revenues (82% in 2003) (75% in 2002) was attributable to commissions generated by our brokerage and trading activities through our wholly owned broker-dealer subsidiary, vFinance Investments. vFinance Investments' Retail Brokerage and Trading Divisions buys and sells securities for its customers from other dealers on an agency basis, and charges its customers a commission for its services. Such commission revenue is derived from brokerage transactions in listed and over-the-counter securities and mutual fund securities. vFinance Investments has agreements with numerous mutual fund management companies pursuant to which it sells shares in a variety of mutual funds. Mutual fund commissions are derived from standard dealers' discounts that are a small percentage of the purchase price of the shares depending upon the terms of the dealer agreement and the size of the transaction. In addition, most funds permit vFinance Investments to receive additional periodic fees based upon the customer's investments maintained in particular funds.

INVESTMENT BANKING. A significant portion of our revenues in our last fiscal year were derived from the success fees generated by our vFinance Investments' Investment Banking Division (14% in 2003) (16% in 2002). We assist emerging growth private and public companies by (i) developing sound strategic plans,
(ii) obtaining equity, mezzanine, bridge, or acquisition capital, (iii) executing strategically sound acquisitions or divestiture strategies, (iv) raising capital in the public markets, and (v) maximizing shareholder value by conducting recapitalizations or other liquidity transactions. As consideration for such services, we are paid retainers and success fees, based on the percentage of the total value of a transaction, which are contingent on the successful completion of a specified transaction. As part of our success fees, we periodically receive equity instruments and stock purchase warrants from companies for which we perform services in addition to cash paid for such services.

In the area of corporate finance, vFinance Investments has been active as underwriters or selling group members in numerous public equity transactions. Participation as a managing underwriter or in an underwriting syndicate involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase. In addition, under the federal securities laws, other laws and court decisions with respect to underwriters' liabilities and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to such offerings. Acting as a managing underwriter increases these risks. Underwriting commitments constitute a charge against net capital and our subsidiaries' ability to make underwriting commitments may be limited by the requirement that they must at all times be in compliance with regulations regarding their net capital.

WHOLESALE TRADING BUSINESS. In support of the firm's retail brokerage, banking and institutional services businesses, we offer wholesale market-making services. vFinance Investments makes markets in more than 800 Over-the-Counter Bulletin Board and NASDAQ Small Cap stocks. The Company's customers are national and regional full-service broker-dealers, electronic discount brokers and institutional investors that require fast and efficient executions for each security. This expertise supports the firm's investment banking strategy of servicing high growth public companies that are looking for a financial services firm that is capable of assisting them in building broad-based market support for their securities. Market makers use the firm's capital, research, retail and systems resources to represent a stock and compete with other market makers. Operated primarily by electronic execution, buyers and sellers meet via computer to make bids and offers. Each market maker competes for "customer order flow" by displaying buy and sell quotations for a guaranteed number of shares in a security. Once an order is received, the market maker will immediately purchase for or sell from its own inventory, or seek the other side of the trade until it is executed, often in a matter of seconds. The market maker generates all of its revenue from the difference between the price paid when a security is bought and price received when that security is sold or the price received when the security is shorted and the price received when the short is covered.

INTERNET STRATEGY (www.vfinance.com). Through vFinance Holdings, Inc., we operate a branded financial services website or "channel" on the Web located at www.vfinance.com. We offer visitors to our website convenient access to a variety of financial services, proprietary business development tools, searchable databases and daily news. We target a worldwide audience of entrepreneurs, CEOs, private and institutional investors, allowing them to interconnect, transact and grow wealth. Our Venture Capital Resource Library offers current articles on venture capital and other issues, information on initial public offerings and a searchable database of investment opportunities. Our website also provides directory listings for venture capital firms and so-called venture capital angels (which provide first round financing for risky investments). In addition, our website offers to start-ups and other early-stage firms a Web-based search engine, vSearch, which provides access to our proprietary database of venture capital firms by different criteria, including geography, amount of funds required, industry, stage of corporate development or keyword. Furthermore, we offer an online loan center, where growing businesses can apply for loans of up to $20 million. Much of the information on the website is provided free of charge. However, we do charge nominal fees for the use of proprietary search engines and premium services such as our business plan listings. Our website provides sales leads to our investment banking, brokerage and trading divisions, as well as research on entrepreneurial activities and trends that is used by our institutional services professionals to produce the Company's proprietary ECI and sector research reports.

INSTITUTIONAL SERVICES. The Institutional Services Division is focused on providing proprietary and third party research to mid and micro cap institutional investors. Our products and those we represent utilize fundamental, technical and quantitative methods.

Our research department:

- reviews and analyzes the entrepreneurial data collected from our website and publishes macro economic and sector reports;
- identifies independent research firms that have demonstrable track records of producing quality product in the mid and micro cap segments of the markets;
- issues written reports on sectors and companies, with recommendations on specific actions to buy, sell or hold securities;
- furnishes information to retail and institutional customers; and
- responds to inquiries from institutions, customers and registered representatives.

Additionally, our research analysts interface regularly with industry leaders and portfolio managers in order to produce actionable evaluations and decisions. These recommendations are communicated to clients and the firm via the ECI and company and sector reports.

ADMINISTRATION, OPERATIONS, SECURITIES TRANSACTIONS PROCESSING AND CUSTOMER ACCOUNTS

Our operating subsidiary does not hold any funds or securities for its customers. Instead, it uses the services of clearing agents on a fully disclosed basis. These clearing agents process all securities transactions and maintain customer accounts on a fee basis. Customer accounts are protected through the SIPC for up to $500,000, of which coverage for cash balances is limited to $100,000. In addition, all customer accounts are fully protected by an Excess Securities Bond providing protection for the account's entire net equity (both cash and securities). The services of our subsidiary's clearing agents include billing and credit control as well as receipt, custody and delivery of securities. The clearing agents provide the operational support necessary to process, record, and maintain securities transactions for our subsidiary's brokerage activities. They provide these services to our subsidiary's customers at a total cost which we believe is less than it would cost us to process such transactions on our own. The clearing agents also lend funds to our subsidiary's customers through the use of margin credit. These loans are made to customers on a secured basis, with the clearing agents maintaining collateral in the form of saleable securities, cash or cash equivalents. vFinance Investments, our subsidiary, has agreed to indemnify the clearing brokers for losses they incur on these credit arrangements.

COMPETITION

vFinance Investments encounters competition in all aspects of its business. Many of its competitors have significantly greater financial, technical, marketing and other resources. National retail firms such as Merrill Lynch Pierce Fenner & Smith Incorporated, Salomon Smith Barney, Inc. and Morgan Stanley/Dean Witter dominate the industry. vFinance Investments also competes with numerous regional and local firms. In addition, a number of firms offer discount brokerage services to retail customers and generally effect transactions at substantially lower commission rates on an "execution only" basis, without offering other services such as investment recommendations and research. Moreover, there is substantial commission discounting by full-service broker-dealers competing for institutional and retail brokerage business. The recent emergence of online trading has further intensified the competition for brokerage customers. Our subsidiary currently does not offer any online trading services to its customers. The continued expansion of discount brokerage firms and online trading could adversely affect our retail business. Other financial institutions, notably commercial banks and savings and loan associations, offer customers some of the same services and products presently provided by securities firms. While it is not possible to predict the type and extent of competing services which banks and other institutions ultimately may offer to customers, our subsidiary may be adversely affected to the extent those services are offered on a large-scale basis. We try to compete through our advertising and recruiting programs for registered representatives interested in potentially joining our Company.

GOVERNMENT REGULATION

REGULATION OF THE SECURITIES INDUSTRY AND BROKER-DEALERS. Our business is subject to extensive regulation applicable to the securities industry in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. In general, broker-dealers are required to register with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Exchange Act, every registered broker-dealer that does business with the public is required to be a member of and is subject to the rules of the NASD. The NASD administers qualification testing for all securities principals and registered representatives for its own account and on behalf of the state securities authorities. vFinance Investments is a broker-dealer registered with the SEC and is a member of the NASD. Our broker-dealer is also subject to regulation under state law. vFinance Investments is currently registered as a broker-dealer in all 50 states and the District of Columbia. The NASD approved the change of ownership to us of (i) Union Atlantic Capital, L.C. from Pinnacle Capital Group, L.C., (ii) First Level Capital, Inc. from NW Holdings, Inc. and
(iii) First Colonial Securities Group, Inc. A recent amendment to the federal securities laws prohibits the states from imposing substantive requirements on broker-dealers that exceed those imposed under federal law. The amendment, however, does not preclude the states from imposing registration requirements on broker-dealers that operate within their jurisdiction or from sanctioning these broker-dealers who have engaged in misconduct.

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

As of December 31, 2003, the minimum amount of net capital required to be maintained by vFinance Investments was $1,000,000. A significant operating loss or any unusually large charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse affect on our business and operations. vFinance Investments is a member of Securities Investor Protection Corporation ("SIPC") which provides, in the event of the liquidation of a broker-dealer, protection for clients' accounts up to $500,000, subject to a limitation of $100,000 for claims for cash balances. Our clients' accounts are carried on the books and records of CSC. CSC has obtained additional insurance from a private insurer in an amount equal to $4,500,000 for the benefit of our clients' accounts with vFinance Investments that is supplemental to SIPC protection.

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

INTELLECTUAL PROPERTY

We own the following federally registered marks: vFinance, Inc.(R), vFinance.com, Inc.(R), AngelSearch(R). In addition, we use the following trademarks: Union Atlantic, L.C. TM, Union Atlantic Capital, L.C. TM.

EMPLOYEES

At December 31, 2003, we employed the following personnel:



Position                       Salaried     Contract    Total
--------                       --------     --------    -----
Officers                           7            0         7
Clerical                          18           16        34
Brokers                           10           83        93
Traders                           12            1        13
Investment Bankers                 9            6        15
Website                            2            0         2
                               --------     --------    -----
Totals                            58           106       164



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

RISKS RELATED TO OUR COMPANY

In addition to other information in this report, the following risks whould be considered in evaluating our condition and prospects. These risks may have a material effect on our operating results.

WE HAVE A LIMITED OPERATING HISTORY. AS A RESULT, IT MAY BE DIFFICULT EVALUATING OUR BUSINESS AND PROSPECTS.

We have a limited operating history. We only commenced our broker-dealer operations in the middle of 2000. In addition, we completely restructured our broker-dealer operations in 2001 through the acquisition of two firms and their merger into a single operation. We purchased our hedge fund management business in mid-2001, but we have decided to liquidate such funds. Our website has been in existence since 1995. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development. These risks are particularly severe among companies in new and rapidly evolving markets such as online business development services and those in regulated industries such as the securities industry. It may be difficult or impossible to accurately forecast our operating results and evaluate our business and prospects based on our historical results.

WE HAVE HAD SUBSTANTIAL LOSSES SINCE INCEPTION

Prior to 2003, the Company had sustained substantial losses in each year since its inception. Although we showed a profit for the year ended December 31, 2003, the Company incurred significant losses in each of the years prior to that due to ongoing operating expenses and a lack of revenues sufficient to offset operating expenses. We have raised capital to fund ongoing operations by private sales of our securities, some of which sales have been highly dilutive and involved considerable expense.

Although we had net income of $311,415 for the year ended December 31, 2003, we incurred a net loss of $2,235,298 for the year ended December 31, 2002 and prior years had even larger net losses. As of December 31, 2003, we had an accumulated deficit of $23,590,243.

We expect to spend significant amounts to enhance our products and technologies, and to expand domestic and international sales and operations. As a result, we will need to continue to generate significant additional revenue to maintain our recent profitability and generate sufficient working capital to fund our planned spending. Even if we do maintain profitability, we may not be able to increase profitability on a quarterly or annual basis. If we do not increase our profitability, the market price for our common stock may further decline.

If we do not generate significant working capital or receive additional capital when and in the amounts needed, our ability to continue as a going concern is in substantial doubt.

Obtaining future financing may be costly and could be dilutive to existing stockholders. If we are not able to obtain financing when and in the amounts needed, and on terms that are acceptable, our operations, financial condition and prospects could be materially and adversely affected, and we could be forced to curtail our operations or sell part or all of our assets.

WE MAY NEED TO RAISE ADDITIONAL FUNDS. THESE FUNDS MAY NOT BE AVAILABLE WHEN WE NEED THEM.

Based on our current spending plans and our projected working capital, we believe that our cash on hand and cash generated from our operations will be sufficient to fund our operations for at least the next 12 months. However, the Company may attempt to raise additional capital to operate the business, support expansion plans, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated events. We can provide no assurances that additional financing will be available when needed on favorable terms, if at all. If these funds are not available when we need them, we may need to change our business strategy or reduce our operations or investment activities. In addition, any issuance of additional equity securities will dilute the ownership interest of our existing stockholders and the issuance of additional debt securities may increase the perceived risk of investing in us.

WE ARE SUBJECT TO VARIOUS RISKS ASSOCIATED WITH THE SECURITIES INDUSTRY.

As securities broker-dealers, we are subject to uncertainties that are common in the securities industry. These uncertainties include:

- the volatility of domestic and international financial, bond and stock markets, as demonstrated by past disruptions in the financial markets;
- extensive governmental regulation;
- litigation;
- intense competition;
- substantial fluctuations in the volume and price level of securities; and
- dependence on the solvency of various third parties.

As a result of these risks, revenues and earnings may vary significantly from quarter to quarter and from year to year. We are much smaller and have much less capital than many of our competitors in the securities industry. Accordingly, we could be impacted by these risks to a larger degree. In the event of a market downturn our revenues would likely decline and, if we were unable to reduce expenses at the same pace, our profit margins would quickly erode. Our business could be adversely affected in many other ways, including those described below.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY A BREAKDOWN IN THE FINANCIAL MARKETS

As a securities broker-dealer, our business is materially affected by conditions in the financial markets and economic conditions in general, both in the United States and elsewhere around the world. Many factors or events could lead to a breakdown in the financial markets including war, terrorism, natural catastrophes and other types of disasters. These types of events could cause people to begin to lose confidence in the financial markets and their ability to function effectively. If the financial markets are unable to effectively prepare for these types of events and ease public concern over their ability to function, our revenues may decline and our operations could be adversely affected.
                                      -11-

WE HAVE INCURRED, AND MAY IN THE FUTURE INCUR, SIGNIFICANT LOSSES FROM TRADING AND INVESTMENT ACTIVITIES DUE TO MARKET FLUCTUATIONS AND VOLATILITY.

We generally maintain trading and investment positions in the equity markets. To the extent that we own assets, i.e.: have long positions, a downturn in those markets could result in losses from a decline in the value of such long positions. Conversely, to the extent that we have sold assets that we do not own, i.e.: have short positions in any of those markets, an upturn could expose us to potentially unlimited losses as we attempt to cover our short positions by acquiring assets in a rising market.

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

OUR RISK MANAGEMENT POLICIES AND PROCEDURES MAY LEAVE US EXPOSED TO UNIDENTIFIED RISKS OR AN UNANTICIPATED LEVEL OF RISK.

The policies and procedures we employ to identify, monitor and manage risks may not be fully effective. Some methods of risk management are based on the use of observed historical market behavior. As a result, these methods may not accurately predict future risk exposures, which could be significantly greater than the historical measures indicate. Other risk management methods depend on evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us. This information may not be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to properly record and verify a large number of transactions and events. We cannot assure that our policies and procedures will effectively and accurately record and verify this information.

We seek to monitor and control our risk exposure through a variety of separate but complementary financial, credit, operational and legal reporting systems. We believe that we are able to evaluate and manage the market, credit and other risks to which we are exposed. Nonetheless, our ability to manage risk exposure can never be completely or accurately predicted or fully assured. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments can have a material adverse effect on our results of operations and financial condition. The consequences of these developments can include losses due to adverse changes in inventory values, decreases in the liquidity of trading positions, higher volatility in earnings, increases in our credit risk to customers as well as to third parties and increases in general systemic risk.

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

WE MAY HAVE DIFFICULTY EFFECTIVELY MANAGING OUR GROWTH.

Over the past several years, we have experienced significant growth in our business activities through a variety of transactions. We expect our business to continue to grow through similar transactions as well as organically. Future growth through mergers, acquisitions and other such transactions involves numerous risks such as:

- difficulties and expenses incurred in connection with the subsequent assimilation of the operations and services or products of the acquired company;
- the potential loss of key employees of the acquired company; and
- the diversion of management's attention from other business concerns.

If we are unable to effectively address these risks, we may be required to restructure the acquired business or write off the value of some or all of the assets of the acquired business. Further, this type of growth requires increased investments in management personnel, financial and management systems and controls as well as facilities. We cannot assure that we will experience parallel growth in these areas. If these areas do not grow at the same time, our operating margins may decline from current levels.

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

INTENSE COMPETITION FROM EXISTING AND NEW ENTITIES MAY ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY.

The securities industry is rapidly evolving, intensely competitive and has few barriers to entry. We expect competition to continue to intensify in the future. Many of our competitors have significantly greater financial, technical, marketing and other resources than we do. They may also offer a wider range of services and financial products than we do and have greater name recognition and a larger client base. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements. They may also be able to undertake more extensive promotional activities, offer more attractive terms to clients, and adopt more aggressive pricing policies. We may not be able to compete effectively with current or future competitors and competitive pressures faced by us may harm our business.

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

RISK OF LOSSES ASSOCIATED WITH SECURITIES LAWS VIOLATIONS AND LITIGATION.

Many aspects of our business involve substantial risks of liability. An underwriter is exposed to substantial liability under federal and state securities laws, other federal and state laws, and court decisions, including decisions with respect to underwriters' liability and limitations on indemnification of underwriters by issuers. For example, a firm that acts as an underwriter may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered or for statements made by its securities analysts or other personnel. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions that seek substantial damages. Our underwriting activities will usually involve offerings of the securities of smaller companies, which often involve a higher degree of risk and are more volatile than the securities of more established companies. In comparison with more established companies, smaller companies are also more likely to be the subject of securities class actions, not to carry directors and officer's liability insurance or policies with lower limits, and to become insolvent. Each of these factors increases the likelihood that an underwriter of smaller companies' securities will be required to contribute to an adverse judgment or settlement of a securities lawsuit.

In the normal course of business, our operating subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer and as a result of other business activities. In general, the cases involve various allegations that our employees had mishandled customer accounts. We believe that, based on our historical experience and the reserves established by us, the resolution of the claims presently pending will not have a material adverse effect on our financial condition. However, although we typically reserve an amount we believe will be sufficient to cover any damages assessed against us, we have in the past been assessed damages that exceeded our reserves. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and fail to appropriately reserve, our financial condition may be materially adversely affected.

OUR DIRECTORS AND EXECUTIVE OFFICERS CONTROL APPROXIMATELY 39.4% OF OUR COMMON STOCK AND MAY HAVE INTERESTS DIFFERING FROM THOSE OF OTHER STOCKHOLDERS.

At December 31, 2003, our directors and executive officers controlled approximately 39.4% of our outstanding common stock, directly as stockholders and indirectly through control relationships with other stockholders. There is no supermajority vote in our Certificate of Incorporation. These directors and executive officers, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions including mergers, consolidations and the sale of substantially all of our assets. This control could have the effect of delaying or preventing a third party from acquiring or merging with us, which could hinder shareholders' ability to receive a premium for their shares.

OUR VFINANCE BRAND MAY NOT ACHIEVE THE BROAD RECOGNITION NECESSARY TO SUCCEED.

We believe that broader recognition and positive perception of the "vFinance" brand is essential to our future success. Accordingly, we intend to continue to pursue an aggressive brand enhancement strategy, which will include multimedia advertising, promotional programs and public relations activities. These initiatives will require significant expenditures. If our brand enhancement strategy is unsuccessful, these expenses may never be recovered and we may be unable to increase future revenues. Successful positioning of our brand will depend in a large part on:

- The success of our advertising and promotional efforts;
- An increase in the number of users and page views of our website; and
- The ability to continue to provide a website and services useful to our clients.


FAILURE TO MAINTAIN OR INCREASE THE FLOW OF TRAFFIC TO OUR WEBSITE COULD HARM OUR BUSINESS.

Our business partially depends on our ability to maintain or increase traffic on our website as well as our ability to have visitors to our website use our services. The website is dependent on the flow of information for its validity, lead generation and data. It is important for our business development activities to increase the number of daily visitors, repeat visitors and the amount of time visitors spend on our website. Failure to do so could adversely affect our revenue and our ability to raise additional funds.

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

INTERNET AND INTERNAL COMPUTER SYSTEM FAILURES OR COMPROMISES OF OUR SYSTEMS OR SECURITY COULD DAMAGE OUR REPUTATION AND HARM OUR BUSINESS.

Although a significant portion of our business is conducted using traditional methods of contact and communications such as face-to-face meetings, a portion of our business is conducted through the Internet. We could experience future system failures and degradations. We cannot assure you that we will be able to prevent an extended systems failure if any of the following events occur:

- Human error;
- Subsystem, component, or software failure;
- A power or telecommunications failure;
- An earthquake, fire, or other natural disaster or other act of God;
- Hacker attacks or other intentional acts of vandalism; or
- Terrorists acts or war.

Any such systems failure that interrupts our operations could seriously harm our business. We currently have limited off-site data storage and disaster recovery systems.

The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. Our future success will depend upon the development and maintenance of the Internet's infrastructure to cope with this increased traffic. This will require a reliable network backbone with the necessary speed, data capacity, security, and the timely development of complementary products such as high-speed modems, for providing reliable Internet access and services.

The secure transmission of confidential information over public networks is a critical element of our operations. We rely on encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of confidential information over the Internet. To the best of our knowledge, to date, we have not experienced any security breaches in the transmission of confidential information. Moreover, we continually evaluate advanced encryption technology to ensure the continued integrity of our systems. However, we cannot assure that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise of the technology or other algorithms used by our vendors and us to protect client transaction and other data. Any compromise of our systems or security could harm our business.

THERE ARE RISKS ASSOCIATED WITH OUR STOCK TRADING ON THE NASD OTC BULLETIN BOARD RATHER THAN A NATIONAL EXCHANGE.

There are significant consequences associated with our stock trading on the NASD OTC Bulletin Board rather than a national exchange. The effects of not being able to list our securities on a national exchange include:

- Limited release of the market prices of our securities;
- Limited news coverage;
- Limited interest by investors in our securities;
- Volatility of our stock price due to low trading volume;
- Increased difficulty in selling our securities in certain states due to "blue sky" restrictions; and
- Limited ability to issue additional securities or to secure additional financing.

IF OUR COMMON STOCK IS SUBJECT TO PENNY STOCK RULES, A STOCKHOLDER MAY HAVE GREATER DIFFICULTY SELLING SHARES.

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

OUR OPERATING BROKER-DEALER SUBSIDIARY EXTENDS CREDIT TO ITS CLIENTS AND IS SUBJECT TO RISKS AS A RESULT.

Our broker dealer clears all transactions for its customers on a fully disclosed basis with its clearing broker, CSC, which carries and clears all customer securities accounts. (The Company has entered into an agreement with NFS, another clearing broker, and anticipates to begin clearing through them in May, 2004. A limited portion of the customer securities activities of vFinance Investments are transacted on a "margin" basis, pursuant to which credit is extended to customers, which (a) is secured by cash and securities in customer accounts, or (b) involve (i) "short sales" (i.e., the sale of securities not yet purchased) or (ii) the purchase and sale of commodity futures contracts, substantially all of which are transacted on a margin basis. These risks are increased during periods of volatile markets in which the value of the collateral vFinance Investments holds could fall below the amount borrowed by its clients. If margin requirements are not sufficient to cover losses, vFinance Investments may be required to sell or buy securities at prevailing market prices and incur losses to satisfy its client obligations.

WE MAY UNDERWRITE SECURITIES THROUGH VFINANCE INVESTMENTS AND ARE SUBJECT TO LOSSES RELATING TO A DECLINE IN THE MARKET VALUE OF SECURITIES THAT WE HOLD IN INVENTORY AND TO POTENTIAL LIABILITY FOR ENGAGING IN UNDERWRITING ACTIVITIES.

The underwriting activities of vFinance Investments involve the purchase, sale or short sale of securities as a principal. As an underwriter, vFinance Investments agrees to purchase securities on a "firm commitment" basis and is subject to risk that it may be unable to resell securities or be required to dispose of securities at a loss. In connection with our investment-banking activities in which vFinance Investments acts as a manager or co-manager of public offerings of securities, we expect to make increased commitments through vFinance Investments of capital to market making activities in securities of those issuers. Any additional concentration of capital in the securities of those issuers held in inventory will increase the risk of loss from possible declines in the market price of those securities. In addition, under federal securities laws, other laws and court decisions with respect to underwriters' liabilities and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to securities offerings. Our potential liability through vFinance Investments as an underwriter is generally not covered by insurance. Moreover, underwriting commitments constitute a charge against net capital and the ability of vFinance Investments to make underwriting commitments may be limited by the requirement that it must at all times be in compliance with the net capital rule. During 2002 and 2003 the Company did not participate in any firm commitment underwritings.

Our success and ability to compete depend to a significant degree on our intellectual property. We rely on copyright and trademark law, as well as confidentiality arrangements, to protect our intellectual property. The Company owns the following federally registered marks: vFinance, Inc.(R), vFinance.com, Inc.(R), and AngelSearch(R). In addition, the Company owns the following state registered marks: Union Atlantic LC and Union Atlantic Capital, L.C. We currently do not have any patents. The concepts and technologies we use may not be patentable. Our competitors or others may adopt product or service names similar to "vFinance.com," thereby impeding our ability to build brand identity and possibly leading to client confusion. Our inability to adequately protect the name "vFinance.com" would seriously harm our business. Policing unauthorized use of our intellectual property is made especially difficult by the global nature of the Internet and the inherent difficulty in controlling the ultimate destination or security of software or other data transmitted on it.

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

The issuance of shares of preferred stock could adversely affect the voting power of holders of our common stock and the likelihood that these holders will receive dividends and payments upon liquidation of the Company and could have the effect of delaying, deferring or preventing a change in control of the Company. We have no current plans to issue any additional preferred stock in the next twelve months. Although the issuance of preferred stock may be necessary in order to raise additional capital.

ADDITIONAL DILUTION AS A RISK TO STOCKHOLDERS.

As of December 31, 2003, the Company had 29,851,570 shares of common stock outstanding, options to purchase a total of 10,346,211 shares of common stock, warrants to purchase a total of 5,398,499 shares of common stock and subordinated convertible promissory notes convertible into 2,564,911 shares of common stock, we are authorized to issue up to 75,000,000 shares of common stock and are therefore able to issue additional shares without being required to obtain shareholder approval. If we issue additional shares, or if our existing shareholders exercise or convert their outstanding options or notes, our other shareholders may find their holdings drastically diluted, which if it occurs, means that they will own a smaller percentage of the Company.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company leases office space in three locations. The following chart provides information related to these lease obligations:



                                    Approximate       Lease     Expiration
       Office Location             Square Footage     Rental      Date
---------------------------------------------------------------------------
 3010 N. Military, Boca Raton FL        9,877       $ 324,361   08/01/08

 Red Bank, NJ (new)                     1,249       $  26,853   10/31/05

 880 Third Ave., NY                     6,102       $ 199,928   12/31/04

 880 Third Ave., NY                     5,000       $ 108,000   12/31/04


Our corporate headquarters are located at 3010 North Military Trail, Boca Raton, Florida 33431, where Colonial Direct Financial Group, Inc. leased approximately 15,750 square feet. The Company terminated the original lease and entered into a new lease in January 2003. The new lease is for approximately 9,877 square feet at a rental of $324,361 per annum.

During the year 2002, three of our property leases expired, two leases were successfully terminated through negotiated settlements and two other leases were terminated. Of the two leases, which were terminated, the Company is currently in legal proceedings regarding one of them (830 Third Ave., NY. see Item 3, Legal Proceedings).

During the year 2003, we entered into a new lease for our Red Bank, NJ office and expanded our New York facility by renting the remainder of the 4th floor at 880 Third Avenue under a separate lease. In addition to the leased locations listed herein, the Company has relationships with certain independent contractors located in their own leased facilities throughout the country.

We consider the facilities of our company and our subsidiaries to be reasonably insured and adequate for the foreseeable needs of our company and its subsidiaries.

ITEM 3. LEGAL PROCEEDINGS.

From time to time the Company, and/or one of its subsidiaries, is named as a party to a lawsuit that has arisen in the ordinary course of business. Although it is possible that losses exceeding amounts already recorded may be incurred upon ultimate resolution of these existing legal proceedings, we believe that such losses, if any, will not have a material adverse effect on our business, results of operations or financial position; however, unfavorable resolution of each matter individually or in the aggregate could affect the consolidated results of operations for the quarterly and annual periods in which they are resolved.

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

In the ordinary course of business, the Company and/or its subsidiaries may be parties to other legal proceedings and regulatory inquiries, the outcome of which, either singularly or in the aggregate, is not expected to be material. There can be no assurance however that any sanctions will not have a material adverse effect on the financial condition or results of operations of the Company and/or its subsidiaries. The following is a brief summary of certain matters pending against or involving the Company and its subsidiaries.

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

On August 14, 2002, Henry S. Snow and Sandra L. Snow filed a complaint against Colonial Direct and vFinance, Inc. in the Circuit Court of the 15th Judicial Circuit in Palm Beach County, Florida. The claim alleges "Breach of Contract" and "Unjust Enrichment" and seeks damages of $250,000 plus interest and court costs. It is alleged that Colonial Direct defaulted on a Promissary Note in the principal amount of $250,000. The Company believes their claim is without merit and is vigorously defending the action.

On October 23, 2002, Henry Shoemaker, III, filed a claim with the NASD against First Level Securities, now known as vFinance Investments, Inc., stating among other things, that there was a breach of fiduciary duties resulting in a loss of $570,000. This matter went to the arbitration panel during 2004 and Mr. Shoemaker was awarded $15,000.

On January 12, 2003, MP 830 Third Avenue LLC ( the Landlord), filed a claim against First Colonial, vFinance, Inc. and vFinance Investments Inc. in the Supreme Court of the State of New York, alleging the abandonment of leased facilities and seeking payment of the related rent. The lease was for a term of seven years expiring on December 31, 2006. First Colonial allegedly ceased paying rent as of July 1, 2002. After applying First Colonial's security deposit of $200,000, the Landlord is seeking $59,868 plus any further rent due until such time as they can successfully relet the premises at a similar rate. The Company believes that the Landlord's claim is without merit and is vigorously defending the action.

On April 15, 2003, Ms. Madeline Moore filed a claim with the NASD against vFinance Investments, Inc. in the amount of $150,527 claiming a breach of fiduciary duties. This matter was settled on February 27, 2004 in the amount of $125,000.

On May 6, 2003, an Answer and Counterclaim was filed by FreeStar Technology Corporation and Paul Egan (collectively, the "Defendants") in response to a complaint, as amended, previously filed against the Defendants in the United States District Court, Southern District of New York by the Plaintiffs, Boat Basin Investors, LLC, Papell Holdings, Ltd., Marc Siegel, David Stefansky and Richard Rosenblum. In the Answer and Counterclaim, Defendants counteclaimed against the Plaintiffs and also named vFinance Investments, Inc. as a counterdefendant on such counterclaim. Defendants' claims against vFinance Investments, Inc. included rescission, breach of fiduciary dury, breach of contract, negligence, and negligent misrepresentation and omission, and securities fraud. Defendants sought judgment against vFinance Investments, Inc. for genreral and special damages in an amount of at least $10 million and punitive damages in an amount of at least $6 million. vFinance Investments, Inc. replied to the counterclaims by denying any wrongdoing in response to the material allegations, asserted a number of affirmative defenses, and counterclaimed for breach of contract and defamation. During 2004, vFinance Investments, Inc. and the Defendants settled their dispute by exchanging mutual releases without the payment of any other consideration to either party.

On September 4, 2003, Mr.Gabriel filed a claim with the NASD against vFinance Investments, Inc. (which is claimed to be the successor firm to Somerset) alleging, among other things, unsuitable recommendations, breach of fiduciary duty and fraud. The claim alleges damages of $195,000, plus interest and punitive damages. The Company believes that Mr. Gabriel's claim is without merit and is vigorously defending the action.

On September 10, 2003, Mr.Tavares filed a claim with the NASD against vFinance Investments, Inc. (which is claimed to be the successor firm to Somerset) alleging, among other things, unsuitable recommendations, breach of fiduciary duty and fraud. The claim alleges damages of $210,000, plus interest and punitive damages. The Company believes that Mr.Tavares claim is without merit and is vigorously defending the action.

On October 17, 2003, we were advised by the staff of the SEC that it intended to recommend that the SEC institute enforcement proceedings against vFinance Investments and one of its former employees. We have been informed by the staff of the SEC that they would claim that vFinance Investments and its former employee failed reasonably to supervise the alleged illegal trading activities over a period of approximately two months of one of our broker/dealer's former securities traders with respect to one publicly traded security that resulted in vFinance Investments earning $11,000 in commissions related to that one security over the two month period. vFinance Investments has retained counsel and is actively engaged in discussions with the staff of the SEC. The Company believes that it will be able to resolve this matter in a manner which will not have a material adverse affect on its business and operations.

On November 13, 2003, UBUY Holdings, Inc., f/k/a E-PAWN.COM, Inc., and Steven Bazuly, and for and on behalf of all of the shareholders of UBUY Holdings, Inc. filed an amended complaint for damages and consequential damages against vFinance Investments, Inc. and approximately 60 other defendants in the United States District Court for the Southern District of Florida stating, among other things, that there were violations of certain securities rules and regulations. The Company has not yet been served with this complaint, but in the event it is, the Company believes that their claim is without merit and will vigorously defend this action.

On November 20, 2003, Mr.Hughes filed a claim with the NASD against vFinance Investments, Inc. (which is claimed to be the successor firm to Somerset) alleging, among other things, unsuitable recommendations, breach of fiduciary duty and fraud. The claim alleges damages of $285,000, plus interest and punitive damages. The Company believes that their claim is without merit and will vigorously defend the action.

On February 3, 2004, Ms. Elizabeth Redden filed a claim against vFinance Investments, Inc., Somerset Financial Group, Inc., Somerset Financial Partners, Inc., Leonard J. Sokolow, and certain other individuals in the amount of $191,845 plus interest and court costs and consequential and punitive damages in the United States District Court, District of New Jersey, stating among other things, that there was a fraudulent or wrongful transfer of Somerser's assets. The Company and Mr. Sokolow believe that their claim is without merit and will vigorously defend the action.

We are engaged in a number of other legal proceedings incidental to the conduct of our business. These claims aggregate a range of $150,000 to $938,000. In the opinion of our management, the Company is adequately insured against the claims relating to such proceedings, and any ultimate liability arising out of such proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal year 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock, par value $0.01 per share, is traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "VFIN."

The following table sets forth the closing high and low bid information for our common stock for the periods indicated below, as reported by the National Quotation Bureau during such periods:



                        High      Low
2002

1st Quarter             0.60      0.30
2nd Quarter             0.51      0.25
3rd Quarter             0.27      0.11
4th Quarter             0.20      0.06

2003

1st Quarter             0.17      0.05
2nd Quarter             0.26      0.06
3rd Quarter             0.20      0.11
4th Quarter             0.36      0.14



The foregoing quotations supplied by the National Quotations Bureau reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

We are authorized to issue 75,000,000 shares of common stock, of which 32,852,974 shares were issued and outstanding as of March 22, 2004. We are authorized to issue up to 2,500,000 shares of preferred stock, none of which are currently issued or outstanding. The number of stockholders of record for the common stock as of March 22, 2004 is 330.

We have not paid any cash dividends since inception, and we do not anticipate paying any cash dividends in the foreseeable future.

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

During the first quarter of 2003, the Company granted stock options to purchase an aggregate of 1,390,000 shares of the Company 's common stock to five employees of the Company. The exercise prices of these options range from $.15 to $.20. During the second quarter of 2003, the Company granted stock options to purchase an aggregate of 1,010,000 shares of the Company's common stock to two employees of the Company. The exercise price of these options was $0.15. During the third quarter of 2003, the Company granted stock options to purchase an aggregate of 4,980,349 shares of the Company 's common stock to certain employees of the Company. The exercise prices of these options range from $0.15 to $0.22. During the fourth quarter of 2003, the Company granted stock options to purchase an aggregate of 255,000 shares of the Company 's common stock to four employees of the Company. The exercise prices of these options range from $0.20 to $0.21. The option grants were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended, because the individuals receiving the options are sophisticated investors who have knowledge of all material information about the Company

 During February and March of 2004, $623,775 of the SBI Note was converted into 3,001,403 shares of the Company's common stock. Of this amount, $545,000 was converted into 2,725,000 shares of the Company's common stock at a discounted rate of $0.20 per share under a special arrangement offered by the Company to encourage further equity participation by SBI. The remainder was converted at the stated conversion rate of $0.28 per share. The issuance of these shares was exempt pursuant to Section 4 (2) of the Securities Act of 1933, as amended, because the shares were issued to sophisticated investors who have knowledge of all material information about the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to our consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

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

The Company may receive equity instruments which include stock purchase warrants and common and preferred stock from companies as part of its compensation for investment-banking services that are classified as investments in trading securities on the balance sheet, if still held at the financial reporting date. Primarily all of the equity instruments are received from small public companies. The Company recognizes revenue for such stock purchase warrants when received based on the Black Scholes valuation model. On a monthly basis the Company recognizes unrealized gains or losses in the statement of operations based on the changes in value in the stock purchase warrants as determined by the Black Scholes valuation model. Realized gains or losses are recognized in the statement of operations when the related stock purchase warrant is exercised and sold. For the years ended December 31, 2003 and 2002, the Company recognized $777,669 and $1,233,687 of revenue in connection with the receipt of equity instruments.

Occasionally, the Company receives equity instruments in private companies with no readily available market value. Equity interests and warrants for which there is not a public market, are valued based on factors such as significant equity financing by sophisticated, unrelated new investors, history of positive cash flow from operations, the market value of comparable publicly traded companies (discounted for liquidity) and other pertinent factors. Management also considers recent offers to purchase a portfolio company's securities and the filings of registration statements in connection with a portfolio company's initial public offering when valuing warrants.

As of December 31, 2003, certain transactions in process may result in the Company receiving equity instruments or stock purchase warrants in subsequent periods as discussed above. In such event, the Company will recognize revenue related to the receipt of such equity instruments consistent with the aforementioned policies.

The Company sells two types of listings through its website: (i) perpetual listings to venture capital vendors, who are interested in providing services to other companies or individuals; and (ii) three-month listings to entrepreneurs who have new business ideas to sell. Revenue related to the listings is generally recognized over the terms of such listings. Website revenues are concentrated primarily in the United States but are not concentrated in any particular region of the country or with any individual or group. Fees related to such listings are included in "other" in the statements of operations for the years ended December 31, 2003 and 2002.

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

NET CAPITAL REQUIREMENT. As of December 31,2003, the minimum amount of net capital required to be maintained by vFinance Investments was $1,000,000.

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

STOCK BASED COMPENSATION. Upon the consummation of an advisory, consulting, capital or other similar transactions the Company may distribute equity instruments or proceeds from the sale of equity instruments to its employees. These distributions are made at the Company's discretion on a case by case basis as determined by the role of the employee and the nature of the transaction. At December 31, 2003 and 2002, no amounts were owed to employees of the Company in connection with equity investments received as compensation.

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



YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

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

Outlook

The Company's long-term plan is to continue to add independent contractors thereby further leveraging its IT intensive support base as well as expanding the development of existing retail brokerage, trading, investment banking, investment advisory and other activities. Equally important is the search for viable acquisition and merger candidates. As opportunities are presented, it is the intention of the Company to pursue growth by acquisition or merger where a synergistic match can be found in terms of corporate goals and personnel and at a price or valuation that would provide the Company's shareholders with incremental value.

Results of Operations

Markets in fiscal 2003 continued to be volatile however strengthened throughout the year. Despite the extremely unfavorable market conditions during the first quarter of 2003, the Company was able to achieve record revenues and net income for the fiscal year. The compressed results for the first quarter were more than offset by record results in the second, third and fourth quarters of the year.

During 2003, the Company's revenues grew by 21% and achieved profitability, as compared to the significant net losses incurred in prior years. In the upcoming fiscal year, the Company will continue with its operating plan focused on efficiencies. Cost saving measures have been, and will continue to be, implemented throughout the organization. Acquisitions or mergers may still present growth opportunities subject to the valuations of synergistic companies and the Company's financial resources available to consummate such a transaction.

The following table and discussion summarizes the changes in the major revenue and expense categories for the past two years.




                                       Years ended December 31,
                      ----------------------------------------------------------
                                  2003                        2002
                       --------------------------- -----------------------------
                          Revenues  % of Revenues   Revenues      % of Revenues

Revenues:
Commissions - agency    $13,372,875       55%      $ 9,736,476        48%
Trading profits           4,533,933       19%        3,861,068        19%
Success fees              3,549,453       14%        3,186,459        16%
Consulting and retainers    468,168        2%        1,481,453         7%
Other brokerage related
 income                   2,085,313        8%        1,528,658         8%
Other                       468,724        2%          410,186         2%
                         ----------     ------      ----------      -------
Total revenues           24,478,466      100%       20,204,300       100%
                         ----------     ------      ----------      -------
Cost of revenues:
Commissions              15,246,423       62%       10,850,133        54%
Clearing and
 transaction costs          934,884        4%          833,784         4%
Other                        16,138        0%           35,002         0%
                         ----------     ------      ----------      -------
Total cost of revenues   16,197,445       66%       11,718,919        58%
                         ----------     ------      ----------      -------
Gross profit              8,281,021       34%        8,485,381        42%
                         ----------     ------      ----------      -------
Other expenses:
General and
 administrative           6,776,221       28%        8,317,561        41%

Professional fees           324,712        1%          725,003         4%
Provision for bad debts     148,672        1%          593,121         3%
Legal litigation            327,499        1%          212,490         1%

Depreciation and
 amortization               118,619        0%          203,897         1%
Amounts forgiven under
 forgivable loans           152,902        1%          229,597         1%
Stock based compensation     17,714        0%           70,560         0%
Write-off of refundable
 income taxes                  -           0%          139,513         1%
                         ----------     ------      ----------      -------
Total other expenses      7,866,339       32%       10,491,742        52%
                         ----------     ------      ----------      -------
Income (loss) from          414,682        2%       (2,006,361)      (10)%
 operations
Interest and dividend
 (expense)                 (103,267)       0%        (228,937)       (1)%
                         ----------     ------      ----------      -------
Net Income (loss)        $  311,415        1%     $(2,235,298)      (11)%


Total revenues were $24,478,466 for the year ended December 31, 2003 as compared to $20,204,300 for the year ended December 31, 2002, an increase of $4,274,166, or 21 %. The increase in revenues was primarily related to Brokerage and Trading which increased $4,865,919, or 32% from the prior year, partially offset by a decrease in Investment Banking which decreased $650,291, or 14%, from the prior year. The revenue increase was primarily a result of ongoing recruiting efforts to attract seasoned professionals with high profile clientele and relationships, supported by a comparatively strong marketplace.

Cost of revenues was $16,197,445 for the year ended December 31, 2003 as compared to $11,718,919 for the year ended December 31, 2002, an increase of $4,478,526, or 38%. The increase was primarily related to increased revenues and the corresponding increase to commissions as well as the Company's transition to an Independent Contractor (I/C) based retail sales model, as opposed to an employee based model. I/Cs require higher payouts than employees as they are relatively self supporting, independent businesses. The move to the I/C business model had a corresponding benefit as it reduced the Company's general and administrative expenses (discussed below).

Gross profit was $8,281,021 for the year ended December 31, 2003 as compared to $8,485,381 for the year ended December 31, 2002, a decrease of $204,360, or 2%. Gross profit margin for the year ended December 31, 2003 was 34% as compared to 42% for the year ended December 31, 2002. The decrease in gross profit margin was primarily due to increased payout percentages related to the Company's transition to an I/C sales model.

General and administrative expenses were $6,776,221 for the year ended December 31, 2003 as compared to $8,317,561 for the year ended December 31, 2002, a decrease of $1,541,340, or 19%. This decrease was also primarily attributable to the Company's transition to an I/C based sales model, as opposed to an employee based model. This sales model results in reduced general and administrative expenses as the sales force, and their related administrative costs, are not the direct, fiscal responsibility of the Company. However, as mentioned above, it also results in higher payouts to I/Cs which reduces the Company's gross margin. The Company has made other cost savings measures which also favorably impacted its G&A costs. Such measures included headcount reductions and consolidation of its leased headquarters space.

Professional fees were $324,712 for the year ended December 31, 2003 as compared to $725,003 for the year ended December 31, 2002, a decrease of approximately $400,291, or 55%. The decrease was primarily due to decreases in accounting, legal and consulting fees largely attributable to the Company's increased utilization of its internal professional staff.

Provision for bad debts was $148,672 for the year ended December 31, 2003 as compared to $593,121 for the year ended December 31, 2002, a decrease of approximately $444,449, or 75%. The decrease was primarily due to a significant reduction in retainer fees, which often prove difficult to collect. Retainer fees are recognized as services are provided. We provide for credit losses at the time we believe accounts receivable may not be collectible. Our evaluation is made and recorded on a monthly basis. Credit losses have not exceeded management's expectations.

Legal litigation was $327,499 for the year ended December 31, 2003 as compared to $212,490 for the year ended December 31, 2002, an increase of $115,009, or 54%. As is typical in the industry, customers make claims regarding the Company's actions and the Company defends itself vigorously against such claims. The Company's cost of defending itself varies quarter-to-quarter depending on the volume of claims which are in process at any given time.

Depreciation and amortization was $118,619 for the year ended December 31, 2003 as compared to $203,897 for the year ended December 31, 2002, a decrease of $85,278 or 42%. The decrease was primarily due to certain fixed assets becoming fully depreciated and not subsequently replaced. Additionally, as facilities were consolidated and headcount reduced, there was a reduction in requirements for additional fixed asset purchases.

The amount forgiven under forgivable loans was $152,902 for the year ended December 31, 2003 as compared to $229,597 for the year ended December 31, 2002, a decrease of $76,695, or 33%. This decrease was attributable to the fact that several years ago the Company discontinued its practice of providing forgivable loans to brokers as part of its recruitment efforts. Accordingly, there have been no additions to the outstanding balance and the remaining balance is simply being amortized over time.

Stock based compensation was $17,714 for the year ended December 31, 2003 as compared to $70,560 for the year ended December 31, 2002 a decrease of $52,846, or 75%. This amount primarily represents the amortization of deferred compensation to an outside consultant who was granted options from the Company in return for his services. The amount related to this consultant was fully recognized as of March 31, 2003. In addition, the Company recently granted warrants to its landlord related to the renegotiation of its lease and this amount is being amortized over the life of the lease.

We do not believe our operations are materially affected by inflation and or by seasonal fluctuations. Our main lines of business are directly affected by higher interest rates, the volatility of the stock market and capital markets, and are reliant on the continuation of mergers and acquisitions and related financings in the entrepreneurial marketplace.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the year ended December 31,2003 was $1,484,387 as opposed to net cash used in operating activities of ($1,564,486) for the year ended December 31, 2002. The increase in cash provided by operating activities is primarily attributable to a significant improvement to the Company's net income. The Company's net income for fiscal year 2003 was $311,415 versus a net loss of $2,235,298 for fiscal year 2002. In addition, the Company's accounts payable and accrued liabilities increased significantly from the prior year while its non-cash fees received decreased.

Net cash used in investing activities for the year ended December 31, 2003 was $57,734 as opposed to $104,018 for the year ended December 31, 2002. The primary reason for the decrease was that the Company has reduced its headcount and facility space resulting in reduced fixed asset requirements

Net cash provided by financing activities for the year ended December 31, 2003 was $130,000 as opposed to $1,518,209 for the year ended December 31, 2002. The decrease is primarily due to the fact that the Company entered into a debt agreement with UBS Paine Webber borrowing $1,500,000 during the first quarter of 2002. The Company has not had a need to increase its outside funding since that time.

The Company believes that its cash on hand and cash generated from its operations should be sufficient to satisfy its working capital and capital expenditure requirements through fiscal year 2004

                       FUTURE AND CONTINGENT LIABILITIES:

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


                                   YEAR AMOUNT



                                  2004  $  654,518
                                  2005     326,660
                                  2006     304,237
                                  2007     302,349
                                  2008     194,753
                                        ----------
                                 TOTAL  $1,782,517
                                        ==========



Total rent expense under operating leases, including space rental, totaled approximately $700,464 and $871,828 for the years ended December 31, 2003 and 2002.

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

Subsequent events:

During March, 2004, the Company entered into an agreement with a new clearing firm; National Financial Services LLC, Member NYSE/SIPC, a Fidelity Investments company ("NFS"). In connection with this agreement NFS agreed to pay, on vFinance's behalf, $1,500,000 that the Company owed to UBS under an existing credit facility. The amount was paid to UBS by NFS in March, 2004. The new clearing agreement also requires NFS to provide the Company with $200,000 to assist us with the transition. This amount was paid to vFinance in March, 2004. The operating terms of the new clearing agreement are competitive. It is anticipated that the Company will convert to, and begin clearing through, NFS during May 2004.


During February and March of 2004, $623,775 of the SBI Note was converted into 3,001,403 shares of the Company's common stock. Of this amount, $545,000 was converted into 2,725,000 shares of the Company's common stock at a discounted rate of $0.20 per share under a special arrangement offered by the Company to encourage further equity participation by SBI. The remainder was converted at the stated conversion rate of $0.28 per share.

ITEM 7. FINANCIAL STATEMENTS.

                                 vFinance, Inc.

                        Consolidated Financial Statements

                     Years ended December 31, 2003 and 2002

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

Consolidated Statements of Operations ..................................  F-3

Consolidated Statements of Shareholders' Equity.......................... F-4

Consolidated Statements of Cash Flows.................................... F-5

Notes to Consolidated Financial Statements............................... F-6

                         Report of Independent Auditors

Board of Directors
vFinance, Inc.

We have audited the accompanying consolidated balance sheet of vFinance, Inc. as of December 31, 2003 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of vFinance, Inc. at December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.





New York, New York                             /s/ Sherb & Co., LLP

March 15, 2004                              Certified Public Accountants
                                 vFinance, Inc.
                           Consolidated Balance Sheet
                               December 31, 2003

Assets:
Current Assets:
   Cash and cash equivalents                                    $ 3,783,814
   Due from clearing broker                                         169,629
   Investments in trading securities                              1,002,033
   Accounts receivable, net of allowance for
    doubtful accounts of $199,672                                   188,776
   Forgivable loans - employees, current portion                     80,161
   Notes receivable - employees                                     181,959
   Prepaid expenses and other current assets                         79,734
                                                                ------------
Total Current Assets                                              5,486,106

Furniture and equipment, at cost:
   Furniture and equipment                                          455,153
   Internal use software                                            158,500
                                                                ------------
                                                                    613,653
Less accumulated depreciation                                      (417,721)
                                                                ------------
 Net furniture and equipment                                        195,932

Forgivable loans - employees                                          6,597
Goodwill                                                            420,000
Other assets                                                        269,853
                                                                ------------
  Total Assets                                                  $ 6,378,488
                                                                ============

Liabilities and Shareholders' Equity:
Current Liabilities:
   Accounts payable                                             $ 1,041,203
   Accrued payroll                                                1,414,209
   Other accrued liabilities                                        659,667
   Securities sold, not yet purchased                                83,780
   Notes payable, current portion                                   603,213
   Other                                                             16,046
                                                                ------------
Total Current Liabilities                                         3,818,118

Notes Payable - long term                                         1,500,000

Shareholders' Equity:
   Series A Convertible Preferred Stock $0.01 par value,
     122,500 shares authorized, 0 shares issued and outstanding        -
   Series B Convertible Preferred Stock $0.01 par value,
     50,000 shares authorized, 0 shares issued and outstanding         -
   Common stock $0.01 par value, 75,000,000 shares
    authorized, 29,851,570 issued and outstanding                   298,520
   Additional paid-in-capital                                    24,376,798
   Deferred compensation                                            (24,705)
   Accumulated deficit                                          (23,590,243)
                                                                ------------
  Total Shareholders' Equity                                      1,060,370
                                                                ------------
    Total Liabilities and Shareholders' Equity                  $ 6,378,488
                                                                ============



                             See Accompanying Notes
                                 vFinance, Inc.

                      Consolidated Statements of Operations



                                             Years ended December 31,
                                   ---------------------------------------------

                                          2003                     2002
                                   --------------------     --------------------
Revenues:
 Commissions - agency                     $ 13,372,875              $ 9,736,476
 Trading profits                             4,533,933                3,861,068
 Success fees                                3,549,453                3,186,459
 Consulting and retainers                      468,168                1,481,453
 Other brokerage related income              2,085,313                1,528,658
 Other                                         468,724                  410,186
                                   --------------------     --------------------

Total revenues                              24,478,466               20,204,300
                                   --------------------     --------------------

Cost of revenues:

 Commissions                                13,234,856                8,603,834
 Clearing and transaction costs                934,884                  833,784
 Success                                     1,792,760                2,012,245
 Consulting and retainers                      218,807                  234,054
 Other                                          16,138                   35,002
                                   --------------------     --------------------

Total cost of revenues                      16,197,445               11,718,919
                                   --------------------     --------------------

Gross profit                                 8,281,021                8,485,381
                                   --------------------     --------------------

Other expenses:

 General and administrative                  6,776,221                8,317,561
 Professional fees                             324,712                  725,003
 Provision for bad debts                       148,672                  593,121
 Legal litigation                              327,499                  212,490
 Depreciation                                  118,619                  203,897
 Amounts forgiven under forgivable
  loans                                        152,902                  229,597
 Write-off of refundable income
  taxes                                              -                  139,513
 Stock based compensation                       17,714                   70,560
                                   --------------------     --------------------

Total other expenses                         7,866,339               10,491,742
                                   --------------------     --------------------

Income (loss) from operations                  414,682               (2,006,361)

Interest expense, net of interest
 income of $95,843 and $163,732               (103,267)                (228,937)
                                   --------------------     --------------------

Net income (loss) available to
 common stockholders                         $ 311,415             $ (2,235,298)
                                   ====================     ====================


Income (loss) per share:

 Basic                                          $ 0.01                  $ (0.08)
                                   ====================     ====================

Weighted average number of common
 shares used in computing basic
  income (loss) per share                   29,609,104               26,716,408
                                   ====================     ====================

 Diluted                                        $ 0.01                  $ (0.08)
                                   ====================     ====================

Weighted average number of common
 shares used in computing diluted
 income (loss) per share                    29,963,446               26,716,408
                                   ====================     ====================



                             See Accompanying Notes
                                 vFinance, Inc.
                 Consolidated Statements of Shareholders' Equity

                                                                                           Additional        Additional
                                                  Preferred Stock       Common Stock          Paid-in         Paid-in
                                                 Shares     Amount    Shares      Amount  Capital Common  Capital Preferred

Balance at December 31, 2001                     172,500   $ 1,725  25,964,395  $ 259,645 $  22,515,698   $    1,565,775

Issuance of shares in conjunction with
 share purchase agreement                                              83,334         833        22,917
Issuance of shares in conjunction with
 share purchase agreement                                             350,878       3,509        96,491
Accrued dividends payable on preferred shares       -         -          -           -             -           (126,875)
Treasuary stock donation                                                                          2,000
Dividend out of subsidiary                                                                    2,219,331
Issuance of compensatory stock options and
 stock purchase warrants                            -         -          -           -           49,680                -
Issuance of common shares in connection with
 consulting services rendered                       -         -        50,000         500        13,000
Partial conversion of promissory note                                 622,807       6,228        (6,228)
Reversal of compensatory stock purchase
 warrants                                                                                       (24,000)
Amortization of Deferred Compensation
Amortization of Deferred Compensation
Amortization of Deferred Compensation
Reversal of Deferred compensation                                                               (38,857)
Partial conversion of promissory note                                 166,667       1,667        (1,667)
Issuance of shares in conjunction with share
 purchase agreement                                                   100,000       1,000        10,000
Conversion of Preferred A & B                   (172,500)   (1,725) 4,225,000      42,250     1,432,750      (1,438,900)
Retirement of Treasuary Stock                                      (3,211,511)    (32,112)   (2,139,317)
Net Loss
                                            ------------------------------------------------------------------------------
Balance at December 31, 2002                        -         -    28,351,570     283,520    24,151,798            -
Issuance of shares in conjunction with share
 purchase agreement                                                 1,500,000      15,000       115,000
Amortization of Deferred Compensation
Acquisition of JSM                                                                               80,000
Issuance of stock purchase warrants in
 conjunction with lease agreement                                       -            -           30,000
Amortization of Deferred Compensation
Net Income
                                            ------------------------------------------------------------------------------
Balance at December 31, 2003                        -      $ -     29,851,570   $ 298,520 $  24,376,798   $        -
                                            ==============================================================================

                             See Accompanying Notes



                                 vFinance, Inc.
                 Consolidated Statements of Shareholders' Equity


                                              Deferred       Accumulated       Treasury      Shareholders'
                                              Compensation     Deficit           Stock          Equity

Balance at December 31, 2001                  $  (82,657)  $ (21,666,360)   $ (2,169,429)    $  424,397

Issuance of shares in conjunction with
 share purchase agreement                                                                        23,750
Issuance of shares in conjunction with
 share purchase agreement                                                                       100,000
Accrued dividends payable on preferred
 shares                                                                                        (126,875)
Treasuary stock donation                                                          (2,000)          -
Dividend out of subsidiary                                                                    2,219,331
Issuance of compensatory stock options
 and stock purchase warrants                     (24,840)                                        24,840
Issuance of common shares in connection
 with consulting services rendered                (4,500)                                         9,000
Partial conversion of promissory note                                                              -
Reversal of compensatory stock purchase
 warrants                                         24,000                                           -
Amortization of Deferred Compensation              4,500                                          4,500
Amortization of Deferred Compensation             12,420                                         12,420
Amortization of Deferred Compensation             19,800                                         19,800
Reversal of Deferred compensation                 38,857                                           -
Partial conversion of promissory note                                                              -
Issuance of shares in conjunction with
 share purchase agreement                                                                        11,000
Conversion of Preferred A & B                                                                    34,375
Retirement of Treasuary Stock                                                  2,171,429           -
Net Loss                                                          (2,235,298)                (2,235,298)
                                              ----------------------------------------------------------
Balance at December 31, 2002                     (12,420)        (23,901,658)       -           521,240
Issuance of shares in conjunction with
 share purchase agreement                                                                       130,000
Amortization of Deferred Compensation             12,420                                         12,420
Acquisition of JSM                                                                               80,000
Issuance of stock purchase warrants in
 conjunction with lease agreement                (30,000)                                          -
Amortization of Deferred Compensation              5,295                                          5,295
Net Income                                                           311,415                    311,415
                                            ------------------------------------------------------------
Balance at December 31, 2003                $    (24,705)      $ (23,590,243) $     -        $1,060,370
                                            ============================================================


                             See Accompanying Notes

                                      F-4
                           vFinance, Inc.
                Consolidated Statements of Cash Flows


                                                                    Years Ended December 31,
                                                            ----------------------------------------

                                                                  2003                  2002
                                                            ------------------    ------------------
 Operating Activities
 Net income (loss)                                          $         311,415     $      (2,235,298)
 Adjustments to reconcile net income (loss) to
  net cash provided by (used) in operating activities:
 Non-cash fees received                                              (777,669)           (1,233,687)
 Depreciation                                                         118,619               203,897
 Provision for doubtful accounts                                      146,672               586,109
 Non-cash compensation                                                395,961               622,495
 Income tax receivable write off                                            -               139,513
 Imputed interest                                                      73,393               117,820
 Unrealized loss on investments, net                                   80,348               123,865
 Unrealized loss (gain) on warrants                                    43,292               (32,055)
 Amount forgiven under forgiveable loan                               152,902               229,597
 Stock based compensation                                              17,714                70,560
 Changes in operating assets and liabilities, net
 Accounts receivable                                                  (39,638)             (363,065)
 Forgivable loans                                                           -               177,132
 Due from clearing broker                                             (72,995)              (79,838)
 Notes receivable from employees                                      (17,365)              (76,343)
 Investments in trading securities                                    497,932               296,923
 Other current assets                                                       -                30,018
 Other assets and liabilities                                        (103,471)              233,997
 Accounts payable and accrued liabilities                             643,066              (391,714)
 Securities, sold not yet purchased                                    14,211                15,588
                                                             -----------------    -------------------
 Net cash provided by (used in) operating activities                1,484,387            (1,564,486)

 Investing Activities
 Purchase of equipment                                                (57,734)             (105,677)
 Disposal of  businesses cash effect                                        -                 1,659
                                                            ------------------    ------------------
 Net cash used in investing activities                                (57,734)             (104,018)

 Financing Activities
 Changes in capital leases                                                  -               (16,166)
 Changes in current debt                                                    -               (31,875)
 Proceeds from credit agreement                                             -             1,500,000
 Proceeds from issuance of common stock                               130,000               134,750
 Payment of long term debt                                                  -               (68,500)
                                                            ------------------    ------------------
 Net cash provided by financing activities                            130,000             1,518,209


 Increase (decrease) in cash and cash equivalents                   1,556,653              (150,295)
 Cash and cash equivalents at beginning of year                     2,227,161             2,377,456
                                                            ------------------    ------------------
 Cash and cash equivalents at end of year                   $       3,783,814     $       2,227,161
                                                            ==================    ==================




                             See Accompanying Notes
vFinance, Inc.

                 Notes to the Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

vFinance, Inc. (the "Company") is a "new-breed" financial services enterprise committed to building a worldwide audience of individuals looking to create wealth through their equity investments and businesses. The Company, through its principal operating subsidiary vFinance Investments, Inc., principally operates in one business segment, investment management services. This segment consists primarily of financial services, including retail brokerage and investment banking. vFinance Investments is licensed to conduct activities as a broker-dealer in 50 states and has offices in New York, New Jersey and Florida.

In addition to its principal subsidiary, vFinance Investments, the Company also operates its vFinance.com website through vFinance Holdings, Inc. and manages Critical Infrastructure Fund (BVI) LP through vFinance Advisors, LLC and vFinance Investors, LLC.

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

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

Revenue Recognition (continued)

The Company may receive equity instruments which include stock purchase warrants and common and preferred stock from companies as part of its compensation for investment-banking services that are classified as investments in trading securities on the balance sheet, if still held at the financial reporting date. These instruments are stated at fair value in accordance with SFAS #115 "Accounting for certain investments in debt and equity securities". Primarily all of the equity instruments are received from small public companies. The Company recognizes revenue for such stock purchase warrants, when received, based on the Black Scholes valuation model. The revenue recognized related to the other equity instruments is determined based on available market information, discounted by a factor reflective of the expected holding period for those particular equity instruments. For the years ended December 31, 2003 and 2002, the Company recognized $777,669 and $1,233,687, respectively, of revenue in connection with the receipt of equity instruments. On a monthly basis the Company recognizes unrealized gains or losses in its statement of operations based on the changes in value of equity instruments. Realized gains or losses are recognized in the statement of operations when the related equity instrument is sold.

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

Upon the consummation of an advisory, consulting, capital or other similar transactions the Company may distribute equity instruments or proceeds from the sale of equity instruments to its employees. These distributions are made at the Company's discretion on a case by case basis as determined by the role of the employee and the nature of the transaction. At December 31, 2003 and 2002, no amounts were owed to current employees of the Company in connection with equity investments received as compensation.

As of December 31, 2003, certain transactions in process may result in the Company receiving equity instruments or stock purchase warrants in subsequent periods as discussed above. In such event, the Company will recognize revenue related to the receipt of such equity instruments consistent with the aforementioned policies.

The Company sells two types of listings through its website: (i) perpetual listings to venture capital vendors, who are interested in providing services to other companies or individuals; and (ii) three-month listings to entrepreneurs who have new business ideas to sell. Revenue related to the listings is generally recognized over the terms of such listings. Website revenues are concentrated primarily in the United States but are not concentrated in any particular region of the country or with any individual or group. Fees related to such listings are included in "other" in the statements of operations for the years ended December 31, 2003 and 2002.

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

Accounts and Notes Receivable

Accounts and notes receivable balances are reviewed monthly to determine the collectible of such receivables. The Company records both a specific and general reserve on such balances as deemed appropriate.

vFinance, Inc.

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

Investments

Investments are classified as investments in trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. Investments in trading securities include both trading account assets and equity instruments which the Company has received as part of its compensation for investment banking services. At December 31, 2003, investments consisted of common stock, corporate bonds and common stock purchase warrants held for resale.

Trading account assets, consisting of marketable equity securities, are stated at fair value. Unrealized gains or losses are recognized in the statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Realized gains or losses are recognized in the statement of operations as trading profits when the equity instruments are sold.

As mentioned above, the Company periodically receives equity instruments which include stock purchase warrants and common and preferred stock from companies as part of its compensation for investment-banking services. These instruments are stated at fair value in accordance with SFAS #115 "Accounting for certain investments in debt and equity securities" and EITF 00-8 "Accounting by a grantee for an equity instrument to be received in conjunction with providing goods or services." Primarily all of the equity instruments are received from small public companies. The stock and the stock purchase warrants received are typically restricted as to resale, although, the company generally receives a registration right within one year. Company policy is to resell these securities in anticipation of short-term market movements. The Company recognizes revenue for such equity instruments based on the fair value of the stock at the time equity instruments are granted and for stock purchase warrants based on the Black-Scholes valuation model. Unrealized gains or losses are recognized in the statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges, discounted by a factor to address the remaining period which the equity instrument is restricted as to resale.

Net unrealized gains related to investments in trading securities as of December 31, 2003, and 2002, aggregated $123,640 and $91,810, respectively. Net realized gains related to investments in trading securities as of December 31, 2003 and 2002 aggregated $485,302 and $22,682, respectively.

Investments in trading securities and securities sold, not yet purchased, consist of trading and investment securities at market values at December 31, 2003, as follows:



                                                Sold, not yet
                                Owned           Purchased
                          ------------------------------------

Corporate Bonds             $   65,625          $  -
Corporate Stocks               649,279           83,780
Warrants                       287,129             -
                          ------------------------------------
Total                       $1,002,033          $83,780
                          ====================================



At December 31, 2003, restricted equity securities had an aggregate fair value of $243,634.

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

Amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the balance sheet.

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

Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations in accounting for its employee stock options and employee stock purchase warrants because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION ("SFAS 123") and SFAS 148 ACCOUNTING FOR STOCK BASED COMPENSATION TRANSITION AND DISCLOSURE, AN AMENDMENT OF SFAS 123, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options or stock purchase warrants equals or exceeds the market price of the underlying stock on the date of grant no compensation expense is recognized.

Fair Value of Financial Instruments

The fair values of the Company's financial instruments, which includes cash and cash equivalents, accounts and notes receivable, investments, accounts payable, and accrued expenses approximate their carrying values.

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash with high quality insured financial institutions.

Furniture and Equipment

Furniture and equipment are stated on the basis of cost less accumulated depreciation and consists primarily of computer equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, 2-5 years, for financial reporting purposes. Depreciation expense for the years ended December 31, 2003 and 2002, totaled $118,619 and $203,897, respectively.

Goodwill

The carrying value of goodwill as well as other long-lived assets are reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the assets will not be recoverable, as determined based on the undiscounted estimated cash flows of the Company over the remaining amortization period, the Company's carrying values of the assets would be reduced to their estimated fair values in accordance with Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("FAS 144"). Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. Accodingly, the Company believes that there has not been an impairment of its Goodwill or long-lived assets as of December 31, 2003.

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

vFinance, Inc.

Statement of Cash Flows

Supplemental disclosure of cash flow information:



                                                 2003            2002
                                              ----------     ------------
Cash paid for interest
 during the year                               $125,717          $91,929

Non-cash items affecting investing and
 financing activities:

     Conversion of Preferred A & B Stock       $   -          $1,439,000

     Retirement of Treasury Stock              $   -          $2,171,428



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

Forgivable Loans

In order to remain competitive in the marketplace, the Company previously granted forgivable loans to certain employees. The terms of the loans ranged from two to five years with scheduled maturity dates from 2002 to 2005. For each year the employee is in good standing with the Company, the Company forgives a ratable portion of the loan and charges this amount to compensation expense. If the employee is terminated, the principal balance is due and payable within 120 days. The loans do not bear interest and interest is not imputed as collectibility of any such interest would not be probable. As of December 31, 2003, the balance of the forgivable loans was $86,758, of which $80,161 is classified as current. The remaining long-term portion of $6,597 is scheduled for forgiveness in 2005.

Due from Clearing Broker

Receivables from brokers and dealers consist primarily of amounts due from the Company's clearing organization, which provides clearing and depository services for brokerage transactions on a fully disclosed basis.

vFinance, Inc.

3. ACQUISITIONS

On May 29, 2002, the Company entered into a select asset purchase agreement (the "Agreement"), as amended on June 17, 2002 (the "Amendment"), with Somerset Financial Partners, Inc., ("Somerset") a Delaware corporation to acquire certain of its assets. Through its subsidiaries, Somerset acted as a registered broker dealer and was engaged in other financial services. Pursuant to the Agreement and Amendment, the Company received the transfer of all agreed upon brokerage customers and client accounts as well as the registration of approximately 25 registered personnel of Somerset. As of June 17,2002, the Company began reflecting in its financial statements the applicable revenue production and other associated costs. Under the escrow agreement signed in conjunction with the Agreement and Amendment, the Company instructed its transfer agent to deliver to and in the name of its escrow agent a total of 3,000,000 shares of the Company's common stock (the "Escrowed Shares"). The Escrowed Shares were to be delivered to Somerset when Somerset achieves all the closing conditions. In August 2002, as all closing conditions of the Agreement and Amendment were not met by Somerset, the Company issued a default letter to Somerset (the "Default Letter"). Among other things, the Default Letter provided formal notice to Somerset of its default under the Agreement and Amendment. In October 2002, a formal termination notice was executed by the Company and Somerset and the Escrowed Shares were returned to the Company and cancelled.

In accordance with Financial Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" we have included all vested stock options issued by the Company in exchange for outstanding awards held by employees of the acquired company as part of the purchase price.

4. NET CAPITAL REQUIREMENT

vFinance Investments is subject to the Securities and Exchange Commission Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the "applicable" exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At December 31, 2003, vFinance Investments had net capital of $1,832,331, which was $832,331 in excess of its required net capital of $1,000,000.

vFinance Investments' aggregate indebtedness to net capital ratio was to 1.2 to 1 in 2003.

vFinance Investments qualifies under the exemptive provisions of Rule 15c3-3 under Section (k)(2)(ii) of the Rule, as it does not carry security accounts of customers or perform custodial functions related to customer securities.

vFinance, Inc.

5. RELATED PARTY TRANSACTIONS

On November 8, 1999, the Company entered into three year employment agreements (the "Agreements") with the Company's Chief Executive Officer and President, who is the beneficial owner of 19.7% and 20.8% of the total outstanding common shares of the Company at December 31, 2003 and 2002, respectively, and the Company's Chief Operating Officer and Chairman, who is the beneficial owner of 19.7% and 20.8% of the total outstanding common shares of the Company at December 31, 2003 and 2002, respectively (collectively the "Primary Shareholders"). Under the terms of the Agreements, which are automatically extended unless we have provided a non-renewal notice as directed by a majority vote of the board of directors, each individual shall receive (i) an initial base salary of $150,000 per annum for the first year with a 5% increase per annum beginning one year from the date of the Agreements (the Company's board of directors may increase such salaries at their discretion); (ii) discretionary bonuses as determined by the Company's board of directors primarily based on each individuals performance; and (iii) incentive compensation paid monthly equal to Available Cash, as defined, primarily based on performance of the Company and its respective subsidiaries. The Agreements also contain provisions related to severance and change of control upon the occurrence of such events. Such Agreements were amended on January 5, 2001, July 2, 2001 and January 7, 2002 and the salary was increased to $208,000 per annum beginning in January 2002. The Company made payments to each of the Primary Shareholders aggregating $249,165 and $226,000 for the years ended December 31, 2003 and 2002, respectively, in connection with these Agreements.

On December 2002, each of the Primary Shareholders forfeited a total of 734,802 outstanding options by signing an Options Cancellation Agreement. Accordingly, at December 31, 2002 there were no stock options held by the Primary Shareholders. On July 1, 2003, the Company granted the Primary Shareholders a total of 734,802 options at a price of $0.21.

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

On January 1, 2003, the Company entered into a Joint Venture Agreement with JSM Capital Holding Corp. ("JSM"), a retail brokerage operations headquartered in New York and founded by John S. Matthews. The Company issued JSM 1,000,000 warrants to purchase its common stock at an exercise price of $0.20 in exchange for a 19% equity position in JSM. The warrants were valued using the Black-Scholes valuation method which calculated the value to be $0.08 per warrant, or $80,000. The Company accounts for this investment using the cost method. Effective May 1, 2003, vFinance merged its "company-owned" retail branches into JSM. Effective upon such merger JSM became an independent contractor of the Company.

vFinance, Inc.

6. INCOME TAXES

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company's deferred income tax assets and liabilities consist of the following:



                                                   Year Ended December 31,
                                              ---------------------------------
                                                  2003                 2002
                                              -----------           -----------
Net operating loss carryforwards             $ 4,250,848           $ 4,201,834
Unrealized losses                                 45,906                34,265
Goodwill impairment                            2,775,663             2,775,663
Other                                                 --                75,017
Allowance for doubtful accounts                   74,522                54,098
Depreciation                                      (6,613)               10,114
                                              -----------           -----------
Gross deferred income tax assets               7,140,326             7,150,991

Deferred income tax asset valuation
 allowance                                    (7,140,326)           (7,150,991)
                                              -----------           -----------
Net deferred income tax assets               $        --           $        --
                                              ===========           ===========



Net operating loss carryforwards totaled approximately $11,000,000 at December 31, 2003. The net operating loss carryforwards will begin to expire in the year 2021 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at December 31, 2003 and 2002, due to the uncertainty of realizing the deferred income tax assets.

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the period ended December 31, 2003 and 2002:



                                                   Year Ended December 31,
                                              ---------------------------------
                                                  2003                 2002
                                              -----------           -----------
Tax expense(benefit)at federal
  rate (34%)                                 $   106,000           $  (760,000)
Nondeductible expenses                          (116,665)             ( 45,000)
Change in valuation allowance                     10,665               805,000
                                              -----------           -----------
Net income tax benefit                       $        --           $        --
                                              ===========           ===========

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

On November 6, 2002, the Company proposed that the Series A Convertible shareholders fully redeem their shares, including any unpaid or undeclared dividends, into common shares of the Company. Under the original terms, one (1) share of Series A preferred was convertible into approximately 3.85 shares of the Company's common stock. However, under the proposal, the Company offered to convert one (1) share of Series A preferred into ten (10) unregistered shares of the Company's common stock. The majority of the Series A Convertible Preferred vFinance, Inc.

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

As of December 31, 2003 the SBI note payable balance was $750,000 and was netted against the $146,787 corresponding asset imputed interest, therefore $603,213 appears on the face of the balance sheet.

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

During the first quarter of 2003, the Company granted stock options to purchase an aggregate of 1,390,000 shares of the Company 's common stock to five employees of the Company. The exercise prices of these options range from $.15 to $.20. During the second quarter of 2003, the Company granted stock options to purchase an aggregate of 1,010,000 shares of the Company's common stock to two employees of the Company. The exercise price of these options was $0.15. During the third quarter of 2003, the Company granted stock options to purchase an aggregate of 4,980,349 shares of the Company 's common stock to certain employees of the Company. The exercise prices of these options range from $0.15 to $0.22. During the fourth quarter of 2003, the Company granted stock options to purchase an aggregate of 255,000 shares of the Company 's common stock to four employees of the Company. The exercise prices of these options range from $0.20 to $0.21. The option grants were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended, because the individuals receiving the options are sophisticated investors who have knowledge of all material information about the Company vFinance, Inc.

The Company has elected to follow Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS 123") and SFAS 148 ACCOUNTING FOR STOCK BASED COMPENSATION TRANSITION AND DISCLOSURE, AN AMENDMENT OF SFAS 123, requires the use of option valuation models that were not developed for use in valuing employee stock options. As permitted, the Company adopted the disclosure alternative of SFAS
123. Under APB 25, when the exercise price of the Company's stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recorded.

A summary of the stock option activity for the years ended December 31, 2003 and 2002 is as follows:




                                    Weighted
                                                                         Average
                                                                 Exercise     Number of       Exercise Price
                                                                  Price         Shares          Per Option
                                                                ---------     ----------      ---------------

Outstanding Options at December 31, 2001                           0.98        9,687,050        0.35 -  6.00
  Granted                                                          0.40        4,202,117        0.15 -  2.25
  Forfeited                                                        0.93       (9,417,503)       0.32 -  6.00
                                                                              -----------
Outstanding Options at December 31, 2002                           0.50        4,471,664        0.15 -  6.00
  Granted                                                          0.20        7,635,349        0.15 -  0.22
  Forfeited                                                        0.49       (1,760,802)       0.21 -  4.13
                                                                              -----------
Outstanding Options at December 31, 2003                           0.29        10,346,211       0.15 -  6.00
                                                                              ===========



The following table summarizes information concerning stock options outstanding at December 31, 2003



Weighted
Average
Exercise                             Number
 Price                             Outstanding
--------                            ----------
 $0.15                              1,430,000
  0.20                              1,180,000
  0.21                              4,570,997
  0.22                                 50,000
  0.32                              1,170,000
  0.35                              1,389,215
  0.50                                100,000
  0.55                                 69,000
  0.63                                142,500
  0.70                                 39,000
  1.00                                 18,000
  2.25                                157,499
  4.00                                 10,000
  5.00                                 10,000
  6.00                                 10,000
                                    ---------
                                   10,346,211
                                    =========
vFinance, Inc.

A summary of the warrant activity for the years ended December 31, 2003 and 2002 is as follows:






                                                                Weighted
                                                                 Average
                                                                Exercise      Number of         Exercise Price
                                                                  Price         Shares            Per Option
                                                                --------      ----------        --------------
Outstanding Warrants at December 31, 2001                          2.73        3,108,499          0.35 - 7.20
  Granted                                                          0.35        1,000,000          0.35
                                                                              -----------
Outstanding Warrants at December 31, 2002                          2.15        4,108,499          0.35 - 7.20
  Granted                                                          0.25        1,290,000          0.15 - 2.25
                                                                              -----------
Outstanding Warrants at December 31, 2003                          1.70        5,398,499          0.35 - 7.20
                                                                              ===========



The following table summarizes information concerning warrants outstanding at December 31, 2003.



Weighted
Average
Exercise                Number
 Price               Outstanding
--------             -----------

 0.15                   250,000
 0.20                 1,000,000
 0.35                 1,993,500
 0.63                   400,000
 2.25                   625,000
 2.50                   300,000
 6.00                   129,999
 7.20                   700,000
                      ---------
                      5,398,499
                      =========



The weighted average grant-date fair value of warrants granted equaled $0.25 and $0.35 for the years ended December 31, 2003 and 2002, respectively. The weighted average grant-date fair value of options granted during the year equaled $0.20 and $0.40 for the years ended December 31, 2003 and 2002, respectively. For purposes of pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over their respective vesting periods.

Options granted to employees are exercisable according to the terms of each agreement, ranging from one month to four years. At December 31, 2003 and 2002, 4,916,608 and 1,119,703 options outstanding were exercisable with weighted average exercise prices of $.37 and $.89, respectively. At December 31, 2003 and 2002, 4,745,999 and 3,349,749 warrants outstanding were exercisable with weighted average exercises prices of $1.75 and $2.31, respectively.

vFinance, Inc.

Pro forma information regarding net income (loss) is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method. The fair value for options and warrants granted was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: for 2003 risk-free interest rates of 3.28%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 2.13 for options and warrants and an expected life of the options and warrants of 4-5 years; for 2002: risk-free interest of 4.875%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 1.523; and an expected life of the options and warrants of 4-5 years. The Company's pro forma net loss for the years ended December 31, 2003 and 2002 was $128,971, and $2,555,978, respectively. The Company's pro forma basic and diluted net loss per share for the years ended December 31, 2003 and 2002 was $0.00 and $0.10, respectively. The impact of the Company's pro-forma net loss and loss per share of the SFAS 123 pro forma requirements are not likely to be representative of future pro forma results.

The Company recorded deferred compensation of $17,714 and $29,340 during the years ended December 31, 2003 and 2002, respectively, in connection with the grants of stock options, primarily to outside consultants, with exercise prices lower than the deemed fair value per share of the Company's common stock on the date of the grants. The Company had an unamortized balance of $ 82,657 at December 31, 2001 of which $19,800 was amortized during 2002 and the remaining $ 62,857 was reversed. The Company had an unamortized balance of $ 12,420 at December 31, 2002 fully amortized during 2003. In addition, during 2003 the Company granted 250,000 warrants, valued at $30,000, to its landloard in relation to the renegotiation of the lease on its headquarters. This balance is being amortized over the term of the lease. At December 31, 2003 the remaining unamortized balance was $24,706.

8. DEBT

On January 25, 2002, the Company entered into a Credit Agreement with UBS Americas, Inc. ("UBS"). Under the terms of the Credit Agreement, UBS will provide a revolving credit facility of $3,000,000 to the Company for the purpose of supporting the expansion of its brokerage business or investments in infrastructure to expand its operations and its broker-dealer operations. The loan has a term of 3 years, must be repaid in full by January 2005 and bears interest at LIBOR plus a LIBOR margin of 2%. Among other covenants, the Company must maintain shareholder's equity of at least $7,000,000; however, the Credit Agreement, as amended, specifically provides that the Company may exclude goodwill write-offs aggregating approximately $8,500,000 from shareholder's equity. The Company is in compliance with all covenants as of the filing date. The Company must make early repayments under the Credit Agreement if it acquires a new broker dealer firm, enters a new line of business, or hires more than 4 brokers in a single or related transaction. This repayment is made by adding $1.00 to the cost of each incremental clearing transaction the Company makes through CSC, a wholly owned subsidiary of Paine Webber which is a wholly owned subsidiary of UBS. All determinations as to required early repayment shall be made by UBS, in its reasonable judgment. To date, UBS has not notified the Company of any such determination. The Company borrowed $1,500,000 under the credit facility in January 2002. The Credit Agreement does not provide for conversion of the debt into equity securities. During March 2004, the Company entered into an agreement with a new clearing firm, National Financial Services, LLC ("NFS"). In connection with this agreement, NFS paid off the balance due UBS on the Company's behalf. Also as part of the agreement with NFS, there is a termination fee of $1,700,000 which is reduced ratably over a five year period, should the agreement remain intact.

As discussed in Note 7, the Company entered in to a Note Purchase Agreement with SBI Investments (USA), Inc. ("SBI"). As of December 31, 2003 the SBI note payable balance was $750,000 and was netted against the $146,787 corresponding asset imputed interest, therefore $603,213 appears on the face of the balance sheet.

9. COMMITMENTS AND CONTINGENCIES

The Company leases office space under the terms of operating leases. The following chart shows lease obligations including rental of real property and equipment.

Year                      Amount
----                    ----------
2004                    $  654,518
2005                       326,660
2006                       304,237
2007                       302,349
Thereafter                 194,753
                        ----------
Total                   $1,782,517
                        ==========

Total rent expense under operating leases, including space rental, totaled approximately $700,464 and $871,828 for the years ended December 31, 2003 and 2002.

vFinance, Inc.

             Notes to Consolidated Financial Statements (continued)

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

From time to time the Company, and/or one of its subsidiaries, is named as a party to a lawsuit that has arisen in the ordinary course of business. Although it is possible that losses exceeding amounts already recorded may be incurred upon ultimate resolution of these existing legal proceedings, we believe that such losses, if any, will not have a material adverse effect on our business, results of operations or financial position; however, unfavorable resolution of each matter individually or in the aggregate could affect the consolidated results of operations for the quarterly and annual periods in which they are resolved.

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

In the ordinary course of business, the Company and/or its subsidiaries may be parties to other legal proceedings and regulatory inquiries, the outcome of which, either singularly or in the aggregate, is not expected to be material. There can be no assurance however that any sanctions will not have a material adverse effect on the financial condition or results of operations of the Company and/or its subsidiaries. The following is a brief summary of certain matters pending against or involving the Company and its subsidiaries.

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

On August 14, 2002, Henry S. Snow and Sandra L. Snow filed a complaint against Colonial Direct and vFinance, Inc. in the Circuit Court of the 15th Judicial Circuit in Palm Beach County, Florida. The claim alleges "Breach of Contract" and "Unjust Enrichment" and seeks damages of $250,000 plus interest and court costs. It is alleged that Colonial Direct defaulted on a Promissory Note in the principal amount of $250,000. The Company believes their claim is without merit and is vigorously defending the action.

On October 23, 2002, Henry Shoemaker, III, filed a claim with the NASD against First Level Securities, now known as vFinance Investments, Inc., stating among other things, that there was a breach of fiduciary duties resulting in a loss of $570,000. This matter went to the arbitration panel during 2004 and Mr. Shoemaker was awarded $15,000.

On January 12, 2003, MP 830 Third Avenue LLC ( the Landlord), filed a claim against First Colonial, vFinance, Inc. and vFinance Investments Inc. in the Supreme Court of the State of New York, alleging the abandonment of leased facilities and seeking payment of the related rent. The lease was for a term of seven years expiring on December 31, 2006. First Colonial allegedly ceased paying rent as of July 1, 2002. After applying First Colonial's security deposit of $200,000, the Landlord is seeking $59,868 plus any further rent due until such time as they can successfully relet the premises at a similar rate. The Company believes that the Landlord's claim is without merit and is vigorously defending the action.

On October 23, 2002, Henry Shoemaker, III, filed a claim with the NASD against First Level Securities, now known as vFinance Investments, Inc., stating among other things, that there was a breach of fiduciary duties resulting in a loss of $570,000. This matter went to the arbitration panel during 2004 and Mr. Shoemaker was awarded $15,000.

On April 15, 2003, Ms. Madeline Moore filed a claim with the NASD against vFinance Investments, Inc. in the amount of $150,527 claiming a breach of fiduciary duties. vFinance Investments has accrued $125,000 in connections with this matter. This matter was settled on February 27, 2004 in the amount of $125,000.

On May 6, 2003, an Answer and Counterclaim was filed by FreeStar Technology Corporation and Paul Egan (collectively, the "Defendants") in response to a complaint, as amended, previously filed against the Defendants in the United States District Court, Southern District of New York by the Plaintiffs, Boat Basin Investors, LLC, Papell Holdings, Ltd., Marc Siegel, David Stefansky and Richard Rosenblum. In the Answer and Counterclaim, Defendants counteclaimed against the Plaintiffs and also named vFinance Investments, Inc. as a counterdefendant on such counterclaim. Defendants' claims against vFinance Investments, Inc. included rescission, breach of fiduciary dury, breach of contract, negligence, and negligent misrepresentation and omission, and securities fraud. Defendants sought judgment against vFinance Investments, Inc. for general and special damages in an amount of at least $10 million and punitive damages in an amount of at least $6 million. vFinance Investments, Inc. replied to the counterclaims by denying any wrongdoing in response to the material allegations, asserted a number of affirmative defenses, and counterclaimed for breach of contract and defamation. During 2004, vFinance Investments, Inc. and the Defendants settled their dispute by exchanging mutual releases without the payment or any other consideration to either party.

On September 4, 2003, Mr.Gabriel filed a claim with the NASD against vFinance Investments, Inc. (which is claimed to be the successor firm to Somerset) alleging, among other things, unsuitable recommendations, breach of fiduciary duty and fraud. The claim alleges damages of $195,000, plus interest and punitive damages. The Company believes that Mr. Gabriel's claim is without merit and is vigorously defending the action.

On September 10, 2003, Mr.Tavares filed a claim with the NASD against vFinance Investments, Inc. (which is claimed to be the successor firm to Somerset) alleging, among other things, unsuitable recommendations, breach of fiduciary duty and fraud. The claim alleges damages of $210,000, plus interest and punitive damages. The Company believes that Mr. Tavares's claim is without merit and is vigorously defending the action.

On October 17, 2003, we were advised by the staff of the SEC that it intended to recommend that the SEC institute enforcement proceedings against vFinance Investments and one of its former employees. We have been informed by the staff of the SEC that they would claim that the vFinance Investments and its former employee failed reasonably to supervise the alleged illegal trading activities over a period of approximately two months of one of our broker/dealer's former securities traders with respect to one publicly traded security that resulted in vFinance Investments earning $11,000 in commissions related to that one security over the two month period. vFinance Investments has retained counsel and is actively engaged in discussions with the staff of the SEC. The Company believes that it will be able to resolve this matter in a manner which will not have a material adverse affect on its business and operations.

On November 13, 2003, UBUY Holdings, Inc., f/k/a E-PAWN.COM, Inc., and Steven Bazuly, and for and on behalf of all of the shareholders of UBUY Holdings, Inc. filed an amended complaint for damages and consequential damages against vFinance Investments, Inc. and approximately 60 other defendants in the United States District Court for the Southern District of Florida stating, among other things, that there were violations of certain securities rules and regulations. The Company has not yet been served with this complaint, but in the event it is, the Company believes that their claim is without merit and will vigorously defend this action.

On November 20, 2003, Mr.Hughes filed a claim with the NASD against vFinance Investments, Inc. (which is claimed to be the successor firm to Somerset) alleging, among other things, unsuitable recommendations, breach of fiduciary duty and fraud. The claim alleges damages of $285,000, plus interest and punitive damages. The Company believes that Mr. Hughes' claim is without merit and is vigorously defending the action.

On February 3, 2004, Ms. Elizabeth Redden filed a claim against vFinance Investments, Inc., Somerset Financial Group, Inc., Somerset Financial Partners, Inc., Leonard J. Sokolow, and certain other individuals in the amount of $191,845 plus interest and court costs and consequential and punitive damages in the United States District Court, District of New Jersey, stating among other things, that there was a fraudulent or wrongful transfer of Somerser's assets. The Company and Mr. Sokolow believe that Ms.Redden's claim is without merit and is vigorously defending the action.


We are engaged in a number of other legal proceedings incidental to the conduct of our business. These claims aggregate a range of $150,000 to $938,000. In the opinion of our management, the Company is adequately insured against the claims relating to such proceedings, and any ultimate liability arising out of such proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.


10. DEFINED CONTRIBUTION PLAN

The Company maintains a defined contribution savings plan in which substantially all employees are eligible to participate. The Company may match up to 25% of the employee's salary. The Company made no contributions to the plan for the years ended December 31, 2003 and 2002, respectively.

11. SUBSEQUENT EVENTS

During March 2004, the Company entered into an agreement with a new clearing firm; National Financial Services LLC, Member NYSE/SIPC, a Fidelity Investments company ("NFS"). In connection with this agreement NFS paid, on vFinance's behalf, $1,500,000 that the Company owed to UBS under an existing credit facility. The amount was paid to UBS by NFS in March 2004. The new clearing agreement also requires NFS to provide the Company with $200,000 to assist us with the transition. This amount was paid to vFinance in March 2004. The operating terms of the new clearing agreement are competitive. It is anticipated that the Company will convert to, and begin clearing through, NFS during May 2004.

 During February and March of 2004, $623,775 of the SBI Note was converted into 3,001,403 shares of the Company's common stock. Of this amount, $545,000 was converted into 2,725,000 shares of the Company's common stock at a discounted rate of $0.20 per share under a special arrangement offered by the Company to encourage further equity participation by SBI. The remainder was converted at the stated conversion rate of $0.28 per share.

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

ITEM 8A. CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us.Such officers have concluded (based upon such officers' evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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

Name                        Age                   Position
----                        ---       ------------------------------------------
Leonard J. Sokolow          47        Director, Chief Executive Officer
                                      and President
Timothy E. Mahoney          47        Director, Chief Operating Officer
                                      and Chairman
David A. Spector            38        Executive Vice President, Marketing
                                      and Web Operations
Richard Campanella          53        Secretary

Mark Kacer                  47        Chief Financial Officer, Executive
                                      Vice President - Administration

LEONARD J. SOKOLOW has been a director since November 8, 1997, our Chief Executive Officer since November 8, 1999, and our President since January 5, 2001. From November 8, 1999 through January 4, 2001, Mr. Sokolow was Vice Chairman of the Board. Since September 1996, Mr. Sokolow has been President of Union Atlantic LC, a merchant, banking and strategic consulting firm specializing domestically and internationally in technology industries that is a wholly-owned subsidiary of our company. Since August 1993, Mr. Sokolow has been President of Genesis Partners, Inc., a private financial business-consulting firm. Genesis Partners, Inc. has been inactive since December 31, 2002. From August 1994 through December 1998, Mr. Sokolow was the Chairman and Chief Executive Officer of the Americas Growth Fund, Inc., a public closed-end management investment company. Mr. Sokolow presently serves as a director of AESP, Inc., a worldwide distributor and manufacturer of active and passive networking components traded on Nasdaq. Mr. Sokolow received a B.A. degree with majors in Economics and Accounting from the University of Florida in 1977, a J.D. degree from the University of Florida School of Law in 1980 and an LL.M. (Taxation) degree from the New York University Graduate School of Law in 1982. Mr. Sokolow is a Certified Public Accountant.

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

AUDIT COMMITTEE

The Company's board of directors serves as the audit committee. Leonard J. Sokolow is an "audit committee financial expert" as such term is defined in the SEC's rules.

CODE OF ETHICS

The Company has adopted a Code of Ethics for the Chief Executive Officer and Chief Financial Officer, which is filed as Exhibit 14 to this Annual Report.

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

To our knowledge, based solely on review of these filings and written representations from the directors and officers, there are no transactions during the fiscal year ended December 31, 2003 for which the officers, directors and significant stockholders have not timely filed the appropriate form under
Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

The following table provides information concerning the annual and long term compensation earned by our chief executive officer and each of the other most highly compensated executive officers of the Company during the fiscal years ended December 31, 2003, 2002 and 2001:

                           SUMMARY COMPENSATION TABLE

                                                                                                  Securities
                                           Annual                                  Other          Underlying
Name/position                        Year       Salary        Bonus             Compensation        Options
-------------                        ----       ------        -----             ------------      ----------
Leonard J. Sokolow                   2003      $230,265            $0               $18,900        734,802 (3)
CEO, President (1)(2)(3)             2002      $208,000            $0                18,000             0  (3)
                                     2001      $169,500      $150,000                $7,289        734,802 (3)

Timothy E. Mahoney                   2003      $230,265            $0               $18,900        734,802 (3)
COO, Chairman (1)(2)(3)              2002      $208,000            $0               $18,000             0  (3)
                                     2001      $169,500      $150,000                $7,289        734,802 (3)

Marc Siegel                          2003            $0             0                    $0              0
President, vFinance                  2002      $125,000             0              $229,437              0
Investments, Inc. (4)                2001      $120,000             0               $92,000        565,000


Richard Campanella                   2003      $125,000             0                     0         75,000
Chief Operating Officer              2002      $125,000             0                     0         75,000
vFinance Investments, Inc.           2001      $125,000             0                     0         25,000

David Spector                        2003      $100,000             0                     0        550,000
Vice President                       2002      $100,000             0                     0         25,000
                                     2001      $100,000             0                $1,902         25,000
Mark Kacer                           2003      $115,993       $13,750                     0        500,000
Vice President (5)                   2002            $0             0                     0              0
                                     2001            $0             0                     0              0




(1) Messrs. Sokolow and Mahoney each received $150,000 in 2001, $0 in 2002, and $0 in 2003 of annual incentive compensation based on the performance of the Company during the respective years. These amounts are reflected in the corresponding table as bonuses.

(2) Messrs. Sokolow and Mahoney each received a $12,000 car allowance during 2001, $18,000 in 2002 and $18,900 in 2003, which are reflected in the corresponding table as other annual compensation.

(3) Cancellation of 500,000 options in January 2001 and reissuance in July 2001 per employment agreement. Subsequently all options were cancelled in 2002. During 2003, they were each granted 734,802 options.

(4) Mr.Siegel's employment with the Company was terminated during fiscal year 2002.

(5) Mr. Kacer's employment with the Company began in February 2003.

                        OPTION GRANTS IN LAST FISCAL YEAR

The following table provides information with respect to the chief executive officer and each of the other named executive officers listed in the Summary Compensation Table concerning stock options granted on our common stock in fiscal year 2003:


                        Number of            Percent of Total
                        Securities           Options Granted to
                        Underlying Options   Employees in Fiscal   Exercise or Base
Name                    Granted              Year                 Price ($/Share)      Expiration Date
----                    ------------------   ------------------   ---------------      ---------------
Leonard Sokolow         734,802                     10%                $0.21              July 6, 2005

Timothy Mahoney         734,802                     10%                $0.21              July 6, 2005

Richard Campanella       75,000                      1%                $0.21              July 6, 2005

David Spector           550,000                      7%             $0.19-$0.21           July 6, 2005

Mark Kacer              500,000                      7%                $0.21          February 1, 2008


No options wer exercised in 2003 by the Chief Executive Officer or the other named executive officers of the Company.



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

EMPLOYMENT AGREEMENTS

On January 5, 2001, we entered into a three-year employment agreement, as subsequently amended, with each of Mr. Sokolow, our Chief Executive Officer and President, and Mr. Mahoney, our Chairman and Chief Operating Officer. Under the terms of these agreements, which are automatically extended unless we have provided a non-renewal notice as directed by a majority vote of the board of directors, each of Messrs. Sokolow and Mahoney are entitled to receive:

- An initial base salary of $208,000 per annum for the first year with a 5% increase per annum beginning one year from the date of the agreements (our board of directors may increase such salaries at its discretion); - Discretionary bonuses as determined by the board of directors primarily based on each employee's performance; - Four weeks paid vacation per annum and an automobile expense allowance of $1,575 per month; and - Incentive compensation paid quarterly from distributions of "Division Available Income" and "Division Non-Cash consideration" as such terms are defined in an exhibit to each of the employment agreements, primarily based on the performance of our company and our operating divisions.

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

CANCELLATION AND REISSUANCE OF STOCK OPTIONS

In December 2002, Messrs. Sokolow and Mahoney each forfeited a total of 734,802 outstanding options by signing an Options Cancellation Agreement. This was in conjunction with a stock option exchange program which was made available to all employees who were option holders at the time. The cancelled options for Messrs. Sokolow and Mahoney consisted of two grants. The first grant was for 500,000 options at an exercise price of $0.625, exercisable until July, 2005. The other grant was for 234,802 options at an exercise price of $0.35, exercisable until August, 2006. Accordingly, at December 31, 2002 there were no stock options held by Messrs. Sokolow and Mahoney.

In conjunction with the stock option exchange program, Messrs. Sokolow and Mahoney were each granted a total of 734,802 stock options on July 1, 2003 at an exercise price of $0.21, the fair market value as of that date. This was exactly six (6) months and one (1) day after the cancellation, consistent with the terms of the exchange program. According to the terms of the exchange program, the new options were vested to the same extent they would have been if the the old options had been retained and the expiration dates of the new options also remained unchanged. No compensation expense was recognized related to these stock options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth common stock ownership information as of March 22, 2004 with respect to:

- Each person known to us to be the beneficial owner of more than 5% of our common stock;

- Each of our officers and directors; and

- All directors and officers as a group.

This information as to beneficial ownership was furnished to us by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 3010 North Military Trail, Suite 300, Boca Raton, Florida. Information with respect to the percent of class is based on outstanding shares of common stock as of March 22, 2004. Except as otherwise indicated, to our knowledge, each stockholder has sole power to vote and dispose of all the shares of common stock listed opposite his name.

For purposes of this table, each person is deemed to have beneficial ownership of any shares of our common stock such person has the right to acquire on or within 60 days after March 22, 2004.



                                       Amount of Shares
Name of Beneficial Owner              Beneficially Owned       Percent of Class
------------------------              ------------------       ----------------
Leonard J. Sokolow(1)                      5,883,010                17.90%
Timothy E. Mahoney(2)                      5,883,009                17.90%
Highlands Group Holdings, Inc. (3)         2,175,000                 6.62%
David A. Spector (4)                          25,000                  *
Richard Campanella (5)                        25,000                  *
Mark Kacer                                      -                     -
All executive  officers and directors
as a group (4 persons)(6)                 11,816,019                 36.00%


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

(6) See footnotes (1) through (5) of this table.

The following table sets forth certain information as of December 31, 2003, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance under:

- all compensation plans previously approved by our security holders; and

- all compensation plans not previously approved by our security holders.



                     Number of securities                                remaining available for
                     to be issued upon         Weighted average         future issuance under
                       exercise of           exercise price of       equity compensation plans
                    outstanding options,      outstanding options,       (excluding securities
Plan category        warrants and rights      warrants and rights      reflected in column (a))
                          (a)                      (b)                         (c)
Equity compensation
plans approved by
security holders           -                        -                           -
Equity compensation
plans not approved by
security holders  *    15,744,711                  0.77                         -
                      -----------------------------------------------------------------
             Total     15,744,711                  0.77                         -



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

  10.39 Escrow Agreement executed in conjunction with the Amendment (incorporated by reference to the Company's Form 10-QSB filed August 14, 2002).

  10.40 Termination Agreement (incorporated by reference to the Company's Form 10-QSB/A filed November 14, 2002)

  10.41 Branch Agreement between the Company and JSM Holding Corp (incorporated by reference to the Company's Annual Report on form 10-KSB filed March 31, 2003).

  10.42 Employment Agreement between the Company and John S. Matthews. (incorporated by reference to the Company's Annual Report on form 10-KSB filed March 31, 2003).

  10.43 Employment agreement dated January 21, 2003 between the Company and Mark Kacer.

  10.44 Lease agreement on the Company's headquarters in Boca Raton, FL. dated January 1, 2003 between the Company and Zenith Professional Center, LTD.

  10.45 Stock warrant agreement between the Company and Zenith Professional Center, LTD.

  14        Code of Ethics

  21        List of Subsidiaries

  31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification by Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002.


(b) REPORTS ON FORM 8-K

               Form 8-K filed on November 17, 2003 pursuant to item 12 thereof.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During 2003 and 2002, the Company incurred the following fees for professional services rendered by the principal accountant:



                                                         2003            2002

Fees for audit services                                $ 90,000       $130,000

Fees for audit-related services                            -              -

Tax fees for taxes related to corporate
 tax compliance and advice related thereto             $  5,000       $ 28,300

All other fees                                             -              -

Fees for audit services were approximately $90,000 for 2003, including fees associated with the annual audit, the reviews of the Company's quarterly reports on Form 10-QSB, fees related to filings with the Securities and Exchange Commission ("SEC") and accounting consultations. Before any audit or non-audit services are performed by any independent accountant, such services must be approved in advance by the Company's board of directors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

vFinance, Inc.


By: /s/ Leonard J. Sokolow
    -------------------------------------
    LEONARD J. SOKOLOW, DIRECTOR,
    CHIEF EXECUTIVE OFFICER AND PRESIDENT



Date: March 30, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




    Signature                                    Capacity                                     Date
--------------------------------                ---------                                --------------------

/s/ Leonard J. Sokolow                   Director, Chief Executive Officer and
--------------------------------        President (Principal Executive Officer)               March 30,2004
Leonard J. Sokolow



/s/ Mark Kacer.                          Chief Financial Officer and (Principal
--------------------------------        Financial and Accounting Officer)                     March 30, 2004
Mark Kacer


/s/ Timothy E. Mahoney                   Director, Chairman of the Board and                  March 30, 2004
--------------------------------        Chief Operating Officer
Timothy E. Mahoney


                INDEX OF DOCEMENTS FILED WITH THIS ANNUAL REPORT

Number of Exhibit             Exhibit Description
-----------------             -------------------

  10.43 Employment agreement dated January 21, 2003 between the Company and Mark Kacer.

  10.44 Lease agreement on the Company's headquarters in Boca Raton, FL. dated January 1, 2003 between the Company and Zenith Professional Center, LTD.

  10.45 Stock warrant agreement between the Company and Zenith Professional Center, LTD.

  14        Code of Ethics

  21        List of Subsidiaries

  31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification by Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002.