Form 10QSB
period 2004-03-31
VFINANCE INC
filed 2004-05-17
CIK 890285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

             [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2004

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Actof 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( x ) No ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Exchange Act). Yes ( ) No ( x )


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2004:

33,295,869 shares of Common Stock $0.01 par value

                                      INDEX
                                 VFINANCE, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet - March 31,2004 (Unaudited)..............4

         Consolidated Statements of Operations for the three
          months ended March 31, 2004 and 2003 (Unaudited)...................5

         Consolidated Statements of Cash Flows for the three
          months ended March 31, 2004 and 2003 (Unaudited)...................6

         Notes to Consolidated Financial Statements (Unaudited) .... .......7-9

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................10-13

Item 3.  Controls and Procedures............................................14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................15

Item 2.  Changes in Securities and Small Business Issuer
         Purchases of Equity Securities.....................................15

Item 6.  Exhibits and Reports on Form 8-K ..................................16

         Signatures

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for vFinance, Inc. (the "Company") includes statements that may constitute "forward-looking" statements, usually containing the words "believe", "estimate", "intend", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, the inability of our broker-dealer operations to operate profitably in the face of intense competition from larger full service and discount brokers, a general decrease in merger and acquisition activities and our potential inability to receive success fees as a result of transactions not being completed, our potential inability to implement our growth strategy through acquisitions or joint ventures, our potential inability to secure additional debt or equity financing to support our growth strategies and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission. By making these forward-looking statements, the Company undertakes no obligation to update these statements for revisions or changes after the date of this Form 10-QSB
                                 vFINANCE, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                March 31, 2004
                                                              ------------------

Assets:
    Current Assest:
       Cash and cash equivalents                              $       4,960,812
       Due from clearing broker                                         111,143
       Investments in trading securities                                969,581
       Accounts receivable, net of allowance
          for doubtful accounts                                         239,805
       Forgivable loans-employees, current portion                       65,508
       Notes receivable-employees, net of allowance
          for doubtful accounts                                          72,465
       Deferred tax asset                                               400,000
       Prepaid expenses and other current assets                         91,483
                                                              ------------------

    Total current assets                                              6,910,797

    Furniture and equipment, at cost:
       Furniture and equipment                                          486,577
       Internal use software                                            158,500
                                                              ------------------
                                                                        645,077
    Less accumulated depreciation                                      (446,896)
                                                              ------------------

    Net furniture and equipment                                         198,181

    Goodwill                                                            420,000
    Other assets                                                        205,844
                                                              ------------------

Total Assets                                                  $       7,734,822
                                                              ==================


Liabilities and Shareholders' Equity:
    Current liabilities:
       Accounts payable                                       $       1,336,283
       Accrued payroll                                                1,750,167
       Other accrued liabilities                                        406,875
       Securities sold, not yet purchased                               170,788
       Notes payable                                                     28,500
       Other                                                             12,034
                                                              ------------------

    Total current liabilities                                         3,704,647

    Shareholders' Equity:
       Series A Convertible Preferred Stock $0.01 par
          value, 122,500 shares authorized, 0 shares
          issued and outstanding                                           -
       Series B Convertible Preferred Stock $0.01 par value,
          50,000 shares authorized, 0 shares issued and outstanding        -
       Common stock $0.01 par value, 75,000,000 shares
          authorized, 33,195,869 issued and outstanding                 331,963
       Additional paid-in-capital on common stock                    25,168,042
       Deferred compensation                                            (23,382)
       Accumulated deficit                                          (21,446,448)
                                                              ------------------

    Total Shareholders' Equity                                        4,030,175
                                                              ------------------

Total Liabilities and Shareholders' Equity                    $       7,734,822
                                                              ==================


                            See accompanying notes.

                                 vFINANCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                        2004             2003
                                                    ------------    ------------
Revenues:
    Commissions - agency                            $ 4,100,189     $ 2,254,762
    Trading Profits                                   1,572,753         763,861
    Success Fees                                      1,280,888         211,278
    Consulting and retainers                             70,327         147,993
    Other brokerage related income                      680,381         288,263
    Other                                               108,033         112,452
                                                    ------------    ------------

Total revenues                                        7,812,571       3,778,609
                                                    ------------    ------------

Cost of revenues:
    Commissions                                       4,325,680       1,915,432
    Clearing and transaction costs                      145,409         174,007
    Success                                             620,591          66,051
    Consulting and retainers                             50,545          49,207
    Other                                                 4,087           4,759
                                                    ------------    ------------

Total cost of revenues                                5,146,312       2,209,456
                                                    ------------    ------------

Gross profit                                          2,666,259       1,569,153
                                                    ------------    ------------

Other expenses:
    General and administrative                        1,820,065       1,586,765
    Net loss on trading securities                         -              2,728
    Professional fees                                    56,587          80,212
    Provision for bad debt                               75,446            -
    Legal litigation                                    156,098          65,242
    Depreciation and amortization                        29,175          29,046
    Amounts forgiven under forgivable loans              21,250          27,500
    Stock based compensation                              1,324          12,420
                                                    ------------    ------------

Total other expenses                                  2,159,945       1,803,913
                                                    ------------    ------------

Income/(Loss) from operations                           506,314        (234,760)

Gain on forgiveness of debt                           1,500,000            -
Interest expense, net of income                        (262,520)        (27,202)
                                                    ------------    ------------


Pre-tax Net Income/(Loss)                             1,743,794        (261,962)

Income tax benefit                                      400,000            -
                                                    ------------    ------------


Net Income/(Loss) available to common shareholders  $ 2,143,794     $  (261,962)
                                                    ============    ============


Net Income/(Loss) per share:
    Basic                                                $ 0.07         $ (0.01)
                                                    ============    ============


Weighted average number of common shares used in
    computing basic net income/(loss) per share      31,160,844      28,868,237
                                                    ============    ============

    Diluted                                              $ 0.06         $ (0.01)
                                                    ============    ============


Weighted average number of common shares used in
    computing diluted net income/(loss) per share    35,434,387      28,868,237
                                                    ============    ============

                            See accompanying notes.

                                 vFINANCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                         2004            2003
                                                    ------------    ------------
OPERATING ACTIVITIES
Net income/(loss)                                   $ 2,143,794     $  (261,962)
    Adjustments to reconcile net income/(loss) to
       net cash provided by (used in) operating
       activities:
          Non-cash fees received                       (300,417)        (20,297)
          Gain on forgiveness of debt                (1,500,000)           -
          Income tax benefit                           (400,000)           -
          Depreciation and amortization                  29,176          29,045
          Provision for doubtful accounts                75,446            -
          Non-cash compensation                         215,585            -
          Conversion premium expense                    231,625            -
          Accretion of debt discount                     18,348          18,348
          Unrealized gain on investments, net           (57,063)        (86,368)
          Unrealized loss on warrants                   115,550          14,360
          Amount forgiven under forgivable loans         21,250          27,500
          Stock based compensation                        1,324          12,420
          Changes in operating assets and
           liabilities:
            Accounts receivable                        (126,474)        (21,704)
            Due from clearing broker                     58,486         182,129
            Notes receivable - employees                109,494          49,713
            Investments in trading securities            87,180         241,055
            Other current assets                           -             14,229
            Other assets and liabilities                 (4,012)          1,550
            Accounts payable and accrued liabilities    402,122        (445,550)
            Securities, sold not yet purchased           87,008           5,575
                                                    ------------    ------------

Net cash provided by (used in) operating
 activities                                           1,208,422        (239,957)

INVESTING ACTIVITIES
    Purchase of equipment                               (31,424)           -
                                                    ------------    ------------

Net cash used in investing activities                   (31,424)           -

FINANCING ACTIVITIES
    Proceeds from issuance of common stock
       related to private placement                        -            130,000
                                                    ------------    ------------

Net cash provided by financing activities                  -            130,000

Increase (decrease) in cash and cash equivalents      1,176,998        (109,957)
Cash and cash equivalents at beginning of year        3,783,814       2,227,160
                                                    ------------    ------------

Cash and cash equivalents at end of period          $ 4,960,812     $ 2,117,203
                                                    ============    ============




                            See accompanying notes.

vFinance, Inc.
Notes to Consolidated Financial Statements March 31, 2004
                                   (Unaudited)

1. DESCRIPTION OF BUSINESS

vFinance, Inc. is a holding company engaged in the financial information services business through our web site www.vfinance.com, and through our principal operating subsidiary, vFinance Investments, Inc. which is a broker-dealer licensed to conduct business in all 50 states and the District of Columbia. We provide retail and institutional securities brokerage, investment banking and research services. We are committed to the financial services industry where our strategic focus is on servicing the needs of high net-worth and institutional investors and high growth companies.


2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ended December 31, 2004. The interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.


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

Net operating loss carryforwards totaled approximately $11,000,000 at December 31, 2003. During the quarter the Company weighed the available positive and negative evidence and determined that a portion of the income tax benefit from the net operating loss carryforwards was realizable. As a result the Company recorded a $400,000 deferred tax asset.


3. IMPAIRMENT OF GOODWILL

Management determined that there was no impairment of goodwill during the quarters ended March 31, 2003 and 2004. Goodwill carried on the balance sheet as of March 31, 2004 was $420,000. The Company evaluates the recoverability and carrying value of its Goodwill and long-lived assets at each balance sheet date, based on guidance issued in SFAS no. 144, "Accounting for the impairment or Disposal of Long-Lived Assets." Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends.

4. SHAREHOLDERS' EQUITY

During February and March of 2004, $721,500 of the SBI Note was converted into 3,344,298 shares of the Company's common stock. Of this amount, $545,000 was converted into 2,725,000 shares of the Company's common stock at a discounted rate of $0.20 per share under a special arrangement offered by the Company to encourage further equity participation by SBI, which resulted in a $231,625 conversion premium expense. The remainder was converted at the stated conversion rate of $0.285 per share.

In accordance with EITF Issue No. 00-27, (APPLICATION OF ISSUE NO. 98-5), ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OF CONTINGENTLY ADJUSTABLE CONVERSION RATIOS, IN CERTAIN CONVERTIBLE INSTRUMENTS, and APB #21 (INTEREST ON RECEIVABLES AND PAYABLES) the Company recorded an imputed interest factor related to the Note Purchase Agreement of $563,000 at the origination of the Note. The Company fully expensed the beneficial conversion factor due to the fact that the SBI Note was immediately convertible. The net one time charge to the financial statements was $412,000. The imputed interest was accreted ratably over the term of the loan as additional interest expense. Amortization of the imputed interest began in January 2002.

As of March 31, 2004, the imputed interest had been fully amortized and the note payable to SBI was $28,500. In April of 2004, the remaining balance was converted into 100,000 shares of common stock of the Company at the original stated conversion rate of $.285 per share.

A summary of the stock option activity for the three months ended March 31, 2004 is as follows:


                                          Weighted
                                          Average
                                          Exercise     Number     Exercise Price
                                           Price      of Shares     Per Option
                                          --------   -----------   -------------
Outstanding options at December 31, 2003    $0.20    10,346,211    $0.15 - $6.00
Granted.................................    $0.21     1,625,000    $0.20 - $0.28
Cancelled ..............................    $0.23      (135,000)   $0.15 - $0.32
                                                     -----------
Outstanding options at March 31, 2004..     $0.28     11,836,211   $0.15 - $6.00
                                                     -----------



A summary of the stock purchase warrant activity for the three months ended March 31, 2004 is as follows:


                                          Weighted
                                          Average
                                          Exercise    Number of   Exercise Price
                                            Price     Warrants      Per Option
                                          --------    ---------    -------------
Outstanding warrants at December 31, 2003   $1.70     5,398,499    $0.15 - $7.20
Granted .................................       -             -                -
Cancelled ...............................       -             -                -
                                                      ---------
Outstanding options at March 31, 2004....   $1.70     5,398,499    $0.15 - $7.20
                                                      =========


The following table summarizes information concerning stock options outstanding at March 31, 2004.



                                Option      Options
                                 Price    Outstanding
                                 -----    -----------
                                  0.15      1,415,000
                                  0.20      2,455,000
                                  0.21      4,765,997
                                  0.22         50,000
                                  0.25          5,000
                                  0.28         70,000
                                  0.32      1,130,000
                                  0.35      1,389,215
                                  0.50        100,000
                                  0.55         69,000
                                  0.63        142,500
                                  0.70         39,000
                                  1.00         18,000
                                  2.25        157,499
                                  4.00         10,000
                                  5.00         10,000
                                  6.00         10,000
                                           ----------
                                           11,836,211
                                           ==========

The following table summarizes information concerning warrants outstanding at March 31, 2004.



                                Exercise               Warrants
                                  Price               Outstanding
                                  -----              ------------
                                  0.15                   250,000
                                  0.20                 1,000,000
                                  0.35                 1,993,500
                                  0.63                   400,000
                                  2.25                   625,000
                                  2.50                   300,000
                                  6.00                   129,999
                                  7.20                   700,000
                                  ----                 ---------
                                                       5,398,499
                                                       =========

Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method. The fair value for options and warrants granted was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: for 2004 risk free interest rates of 3.95%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 2.1 for options and warrants and an expected life of the options and warrants of 4-5 years. The Company's pro forma net income for the period ended March 31, 2004 was $2,095,477. The Company's pro forma basic and diluted net loss per share for the period ended March 31, 2004 was $0.02 The impact of the Company's pro forma net loss and loss per share of the SFAS 123 pro forma requirements are not likely to be representative of future pro forma results.

6. DEBT

On January 25, 2002, the Company entered into a Credit Agreement with UBS Americas, Inc. ("UBS"). Under the terms of the Credit Agreement, UBS provided a revolving credit facility of up to $3,000,000 to the Company for the purpose of supporting the expansion of its brokerage business or investments in infrastructure to expand its operations or its broker-dealer operations. The loan had a term of 4 years, was required to be repaid in full by January 2005, and accrued interest at LIBOR plus a LIBOR margin of 2% if the loan is repaid within a month or 5% if it is outstanding more than a month. Among other covenants, Section 5.10 of the Credit Agreement requires the Company to maintain shareholder's equity of at least $7,000,000. On April 12, 2002 UBS waived this requirement of the Credit Agreement to the extent necessary to exclude the Company's write-off of goodwill aggregating $8,852,020 included in the Company's consolidated financial statements for the year ended December 31, 2001.

Under the Credit Agreement, the Company was required to make early repayments if it acquired a new broker dealer firm, entered a new line of business, or hired more than 4 brokers in a single or related transaction. This repayment is made by adding $1.00 to the cost of each incremental clearing transaction the Company makes through CSC, a wholly owned subsidiary of Paine Webber which is a wholly owned subsidiary of UBS. All determinations as to required early repayment were made by UBS, in its reasonable judgment. To date, UBS has not notified the Company of any such determination. The Company borrowed $1,500,000 under the credit facility on January 28, 2002. The Credit Agreement does not provide for conversion of the debt into equity securities.

During March, 2004, the Company entered into an agreement with a new clearing firm; National Financial Services LLC, Member NYSE/SIPC, a Fidelity Investments company ("NFS"). In connection with this agreement NFS agreed to pay, on vFinance's behalf, the $1,500,000 that the Company owed to UBS under UBS's revolving credit facility. The amount was paid to UBS by NFS in March 2004. The new clearing agreement also required NFS to provide the Company with $200,000 to assist the Company with the transition. This amount was paid to vFinance in March 2004 and is included in the statements of operations as a reduction to clearing and transaction costs. The clearing agreement provides for a termination fee in the event the Company terminates the agreement prior to the end of the original five year term. The termination fee is $1,700,000 if the agreement is canceled during the first year of the agreement and is reduced ratably over the term of the agreement. The Company began clearing through NFS during May 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to our December 31, 2003 consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

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

We periodically receive equity instruments which include stock purchase warrants and common and preferred stock from companies as part of our compensation for investment-banking services that are classified as investments in trading securities on the balance sheet if still held at the financial reporting date. These instruments are stated at fair value in accordance with SFAS #11 "Accounting for certain investments in debt and equity securities" and EITF 00-8 "Accounting by a grantee for an equity instrument to be received in conjunction with providing goods or services." Primarily all of the equity instruments are received from small public companies. The stock and stock purchase warrants received are typically restricted as to resale, though the Company generally receives a registration right within one year. Company policy is to sell these securities in anticipation of short-term market movements. We recognize revenue for these stock purchase warrants when received based on the Black Scholes valuation model. The revenue recognized related to other equity instruments is determined based on available market information, discounted by a factor reflective of the expected holding period for those particular equity instruments. On a monthly basis, we recognize unrealized gains or losses in the statement of operations based on the changes in value in the stock purchase warrants and other equity instruments. Realized gains or losses are recognized in the statement of operations when the related stock purchase warrant or other equity instrument is sold.

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

As of March 31, 2004, certain transactions in process may result in us receiving equity instruments or stock purchase warrants in subsequent periods as discussed above. In this event, we will recognize revenue related to the receipt of such equity instruments consistent with the aforementioned policies. In addition, we would also record compensation expense at fair value related to the distribution of some or all of such equity instruments to employees or independent contractors involved with the related transaction.

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

NET CAPITAL REQUIREMENT. As of March 31, 2004, the minimum amount of net capital required to be maintained by vFinance Investments, Inc. was $1,000,000.

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

STOCK BASED COMPENSATION. Upon the consummation of an advisory, consulting, capital or other similar transactions the Company may distribute equity instruments or proceeds from the sale of equity instruments to its employees. These distributions are made at the Company's discretion on a case by case basis as determined by the role of the employee and the nature of the transaction. At March 31, 2004 and 2003, no amounts were owed to employees of the Company in connection with equity investments received as compensation.

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


      THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED
                                 MARCH 31, 2003

STATEMENTS OF OPERATIONS

Operating revenues were $7,812,571 for the three months ended March 31, 2004 as compared to $3,778,609 for the three months ended March 31, 2003, an increase of $4,033,962 or 106%. The primary reason for the improvement was a significant increase in retail brokerage revenues (83%), classified as Commissions-agency, as well as increases in Trading Profits (112%) and Investment Banking revenues (276%). Overall, the Company believes that the increase in its operating revenues was a result of its successful recruiting strategies combined with a comparatively favorable market environment. Although the Company has recently experienced four (4) consecutive quarters of record revenues, it does not necessarily believe that this is a trend and such favorable results are largely dependent on the continuation of a favorable market environment.

Cost of revenues were $5,146,312 for the three months ended March 31, 2004 as compared to $2,209,456 for the three months ended March 31, 2003, an increase of $2,936,856, or 133%. The increase was primarily due to increased revenues and the corresponding increase to commissions as well as the Company's transition to an Independent Contractor (I/C) based retail sales model, as opposed to an employee based model. I/Cs require higher payouts than employees as they are relatively self supporting, independent businesses. The move to the I/C business model had a corresponding benefit as it reduced the firm's general and administrative expenses, as a percentage of revenues (see below). As a consequence, gross profit was $2,666,259 for the three months ended March 31, 2004 as compared to $1,569,153 for the three months ended March 31, 2003, an increase of $1,097,106. The corresponding gross margin was 34% for the three months ended March 31, 2004 as compared to 42% for the three months ended March 31, 2003. The reduced gross margin during the current quarter is also reflective of the increased payout percentages to the Company's Independent Contractors.

General and administrative expenses were $1,820,065 for the three months ended March 31, 2004 as compared to $1,586,765 for the three months ended March 31, 2003, an increase of $233,300, or 15%. Although general and administrative expenses increased, they decreased significantly as a percentage of revenues, 23% at March 31, 2004 as compared to 43% at March 31, 2003. This decrease as a percentage of revenues is primarily related to the Company's transition to an I/C based retail sales model, as opposed to an employee based model. This transition results in reduced general and administrative expenses; however, as mentioned above, it also results in higher payouts to I/Cs which reduces the Company's gross margin. In addition, the Company implemented cost savings measures including headcount reductions and consolidation of its facility space.

Professional fees were $56,587 for the three months ended March 31, 2004 as compared to $80,212 for the three months ended March 31, 2003, a decrease of $23,625, or 29%. This decrease was primarily attributable to better utilization of the Company's internal professional staff thereby reducing its reliance on outside consultants.

The provision for bad debt was $75,446 for the three months ended March 31, 2004 as compared to $0 for the three months ended March 31, 2003. The increase in the provision for bad debt is primarily related to a reserve for approximately $60,000 related to receivables from former employees. While collection is uncertain, the Company is vigorously pursuing these matters.

Litigation expense was $156,098 for the three months ended March 31, 2004 as compared to $65,242 for the three months ended March 31, 2003, an increase of $90,856, or 139%. As is typical in the industry, customers make claims regarding the Company's actions and the Company defends itself vigorously against such claims. The Company's cost of defending itself varies quarter-to-quarter depending on the volume of claims which are in process at any given time.

Depreciation and amortization was $29,175 for the three months ended March 31, 2004 as compared to $29,046 for the three months ended March 31, 2003, an increase of $129, or 0%. Although the Company has been growing, its depreciation and amortization remained virtually unchanged as many of its fixed assets became fully depreciated and were not subsequently replaced. Additionally, as facilities were consolidated and headcount reduced, there was a reduction in requirements for additional fixed asset purchases.

The amount forgiven under forgivable loans was $21,250 for the three months ended March 31, 2004 as compared to $27,500 for the three months ended March 31, 2003, a decrease of $6,250, or 23%. The decrease is attributable to the fact that the Company, several years ago, discontinued its practice of providing forgivable loans to brokers as part of its recruitment efforts. Accordingly, there have been no additions to the outstanding balance and the remaining balance is being reduced over time.

Stock based compensation was $1,324 for the three months ended March 31, 2004 as compared to $12,420 for the three months ended March 31, 2003, a decrease of $11,096, or 89%. The amount expensed in March 31, 2003, primarily represents the amortization of deferred compensation to an outside consultant who was granted options from the Company in return for his services the third quarter of 2002. The amount of deferred compensation related to the consultant was fully recognized as of March 31, 2003. In addition, the Company recently granted warrants to its landlord related to the renegotiation of its lease and this amount is being amortized over the life of the lease.

Income from operations was $506,314 for the three months ended March 31, 2004 as compared to a loss from operations of $234,760 for the three months ended March 31, 2003, an increase of $741,074. This increase was primarily attributable to significantly increased revenues somewhat offset by a reduced gross margin and increased operating expenses.

During March 2004, the Company entered into an agreement with a new clearing firm; National Financial Services LLC, Member NYSE/SIPC, a Fidelity Investments company ("NFS"). In connection with this agreement NFS agreed to pay, on vFinance's behalf, the $1,500,000 that the Company owed to UBS under UBS's revolving credit facility. The amount was paid to UBS by NFS in March 2004. This transaction was included in the statement of operations as "Gain on forgiveness of debt."

Interest expense, net of income was $262,520 for the three months ended March 31, 2004 as compared to $27,202 for the three months ended March 31, 2003, an increase of $235,318. This increase was primarily attributable to the conversion of certain debt to equity and the related conversion premium expense. During February and March of 2004, $721,500 of the SBI Note was converted into 3,344,298 shares of the Company's common stock. Of this amount, $545,000 was converted into 2,725,000 shares of the Company's common stock at a discounted rate of $0.20 per share under a special arrangement offered by the Company to encourage further equity participation by SBI. This resulted in a $231,625 conversion premium expense.

During the current quarter, the Company weighed the available positive and negative evidence and determined that a portion of the tax benefit of its net operating loss carryforwards was realizable. As a result the Company recorded a $400,000 income tax benefit.

Net income was $2,143,794 for the three months ended March 31, 2004 as compared to a net loss of $261,962 for the three months ended March 31, 2003, an increase of $2,405,756. The increase in net income was primarily attributable to the increase in income from operations combined with the net benefit generated from the gain on forgiveness of debt and the realization of an income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $4,960,812 of unrestricted cash at March 31, 2004.

Net cash provided by operating activities for the three months ending March 31, 2004, was $1,208,422 as opposed to net cash used in operating activities of $239,957 for the three months ending March 31, 2003. The increase in cash provided by operating activities is primarily attributable to a significant improvement to the Company's net income offset by the forgiveness of debt in the amount of $1,500,000. The Company's year-to-date net income as of March 31, 2004 was $2,143,794 which represents a substantial increase from the year-to-date net loss of $261,962 as of March 31, 2003. In addition, the Company's accounts payable and accrued liabilities increased significantly from the prior year while its non-cash fees received increased.

Net cash used in investing activities for the three months ending March 31, 2004, was $31,424 as opposed to $0 for the three months ending March 31, 2003. This increase was a result of the Company's recent enhancements to its computer systems.

The Company believes that its cash on hand is sufficient to meet its working capital requirements over the next 12 months. However, the Company anticipates that it may need additional debt or equity financing in order to carry out its long-term business strategy. Such funding may be a result of bank borrowings, public offerings, private placements of equity or debt securities, or a combination of the foregoing.

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

The business of vFinance Investments involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied custiomers for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions that generally seek rescission and substantial damages.

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

Item 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

On November 28, 2001, the Company entered into a Note Purchase Agreement, as amended by subsequent letter agreements dated November 30, 2001, December 14, 2001, and December 28, 2001, February 13, 2002 and March 4, 2002 (collectively, the "Note Purchase Agreement"), with SBI Investments (USA) Inc. ("SBI). Under the terms of the Note Purchase Agreement, SBI had the option to provide a subordinated loan to the Company of up to $1,500,000 in the form of a 48-month non-interest bearing, convertible note. As of December 31, 2002, the Company had received $975,000 under the Note Purchase Agreement and could have received, at SBI's option alone, an additional $525,000 no later than June 30, 2002. The additional $525,000 was not funded. The note was convertible, at SBI's option, into as many as 3,421,053 shares of the Company's common stock at $0.285 per share. The Company, at any time during the first three years of the agreement, could call for redemption of the note at a price equal to 116.67% of the then outstanding principal amount of the Note, in whole (but not in part), or force the conversion of the note into shares of the Company's common stock.

During February and March of 2004, $721,500 of the SBI Note was converted into 3,344,298 shares of the Company's common stock. Of this amount, $545,000 was converted into 2,725,000 shares of the Company's common stock at a discounted rate of $0.20 per share under a special arrangement offered by the Company to encourage further equity participation by SBI. The remainder was converted at the stated conversion rate of $0.285 per share. The issuance of the common stock was exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended, because the common stock was acquired in a privately negotiated transaction by sophisticated investors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

31.1 - Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 - Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002.


(b) REPORTS ON FORM 8-K

Form 8-K filed on March 30, 2004 pursuant to Item 12 thereof.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





         Signature                       Title                          Date
         ---------                       -----                          ----

By: /s/ Leonard J. Sokolow          Chief Executive Officer        May 17, 2004
    ----------------------          and President
     Leonard J. Sokolow             (Principal Executive Officer)


By: /s/ Mark Kacer                  Chief Financial Officer and    May 17, 2004
    -----------------------------   (Principal Financial and
     Mark Kacer                      Accounting Officer)