Form 10QSB
period 2004-06-30
VFINANCE INC
filed 2004-08-16
CIK 890285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       or

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


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of August 13, 2004:

33,295,868 shares of Common Stock $0.01 par value

                                      INDEX
                                 VFINANCE, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet - June 30,2004 (Unaudited)................4

         Consolidated Statements of Operations for the three months and six months ended June 30, 2004 and 2003(Unaudited)...............5

         Consolidated Statements of Cash Flows for the six months ended
             June 30, 2004 and 2003 (Unaudited) ..............................6

         Notes to Consolidated Financial Statements (Unaudited) ............7-10

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations ........................................11-13

Item 3.  Controls and Procedures .............................................14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................15

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
             Equity Securities................................................15

Item 6.  Exhibits and Reports on Form 8-K ....................................16

Signatures ...................................................................17

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for vFinance, Inc. (the "Company") includes statements that may constitute "forward-looking" statements, usually containing the words "believe", "estimate", "intend", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, the inability of our broker-dealer operations to operate profitably in the face of intense competition from larger full service and discount brokers, a general decrease in merger and acquisition activities as well as our potential inability to receive success fees as a result of transactions not being completed, our potential inability to implement our growth strategy through acquisitions or joint ventures, our potential inability to secure additional debt or equity financing to support our growth strategies and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission. By making these forward-looking statements, the Company undertakes no obligation to update these statements for revisions or changes after the date of this Form 10-QSB.

                                 vFINANCE, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                June 30, 2004
                                                           ---------------------
Assets:
    Current Assest:
       Cash and cash equivalents                           $          2,171,025
       Due from clearing broker                                         614,849
       Investments in trading securities                              3,684,519
       Accounts receivable, net of allowance
          for doubtful accounts                                         133,002
       Forgivable loans-employees, current portion                       44,259
       Notes receivable-employees, net of allowance
          for doubtful accounts                                         212,964
       Prepaid expenses and other current assets                         77,163
                                                           ---------------------
    Total current assets                                              6,937,781

    Furniture and equipment, at cost:
       Furniture and equipment                                          559,429
       Internal use software                                            158,500
                                                           ---------------------
                                                                        717,929
    Less accumulated depreciation                                      (476,063)
                                                           ---------------------
    Net furniture and equipment                                         241,866

    Goodwill                                                            420,000
    Other assets                                                        614,298
                                                            --------------------
Total Assets                                                $         8,213,945
                                                            ====================

Liabilities and Shareholders' Equity:
    Current liabilities:
       Accounts payable                                     $         1,207,848
       Accrued payroll                                                1,443,026
       Other accrued liabilities                                        476,165
       Securities sold, not yet purchased                               846,989
       Other                                                              8,023
                                                            --------------------

    Total current liabilities                                         3,982,051

    Shareholders' Equity:
       Series A Convertible Preferred Stock $0.01
          par value, 122,500 shares authorized, 0 shares
          issued and outstanding                                              -
       Series B Convertible Preferred Stock $0.01 par
          value, 50,000 shares authorized, 0 shares issued
          and outstanding                                                     -
       Common stock $0.01 par value, 75,000,000 shares
          authorized, 33,295,868 shares issued and outstanding          332,959
       Additional paid-in-capital on common stock                    25,195,546
       Deferred compensation                                            (22,059)
       Accumulated deficit                                          (21,274,552)
                                                              ------------------
    Total Shareholders' Equity                                        4,231,894
                                                              ------------------

Total Liabilities and Shareholders' Equity                    $       8,213,945
                                                              ==================


                            See accompanying notes.

                                 vFINANCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               THREE MONTHS     THREE MONTHS       SIX MONTHS           SIX MONTHS
                                                ENDED JUNE       ENDED JUNE        ENDED JUNE           ENDED JUNE
                                                    30,             30,                30,                  30,
                                            ---------------- ---------------- -------------------- -------------------

                                                   2003             2004               2003                 2004
                                            ---------------- ---------------- -------------------- -------------------
Revenues:
    Commissions - agency                    $     3,427,594  $     3,834,463  $         5,682,357  $        7,934,652
    Trading profits                                 992,457          934,934            1,756,318           2,507,687
    Success Fees                                    763,490          558,913              972,040           1,839,802
    Consulting and retainers                        137,502           67,673              285,774             138,000
    Other brokerage related income                  666,726          633,878              954,709           1,314,258
    Other                                           117,533          115,789              229,985             223,821
                                            ---------------- ---------------- -------------------- -------------------
Total revenues                                    6,105,302        6,145,650            9,881,183          13,958,220
                                            ---------------- ---------------- -------------------- -------------------
Cost of revenues:
    Commissions                                   3,371,337        3,693,684            5,286,770           8,019,365
    Clearing and transaction costs                  217,718          258,879              391,725             404,289
    Success                                         444,677          366,723              510,728             987,314
    Consulting and retainers                         79,542           37,350              128,749              87,896
    Other                                             5,279              100               10,038               4,187
                                            ---------------- ---------------- -------------------- -------------------
Total cost of revenues                            4,118,553        4,356,736            6,328,010           9,503,051
                                            ---------------- ---------------- -------------------- -------------------
Gross profit                                      1,986,749        1,788,914            3,553,173           4,455,169
                                            ---------------- ---------------- -------------------- -------------------
Other expenses:
    General and administrative                    1,587,585        1,419,376            3,193,134           3,239,441
    Professional fees                               113,714           43,900              175,142             100,487
    Provision for bad debt                           25,867                -               25,867              75,446
    Legal litigation                                 94,015          111,543              159,257             267,641
    Depreciation and amortization                    29,176           29,167               58,222              58,342
    Amounts forgiven under forgivable loans          27,500           21,250               55,000              42,500
    Stock based compensation                          2,647            1,324               15,067               2,647
                                            ---------------- ---------------- -------------------- -------------------
Total other expenses                              1,880,504        1,626,560            3,681,689           3,786,504
                                            ---------------- ---------------- -------------------- -------------------
Income/(Loss) from operations                       106,245          162,354             (128,516)            668,665

Gain on forgiveness of debt                               -                -                    -           1,500,000
Interest and dividend income (expense)              (23,618)           9,541              (50,820)           (252,979)
                                            ---------------- ---------------- -------------------- -------------------
Pre-tax Net Income/(Loss)                            82,627          171,895             (179,336)          1,915,686

Income tax benefit                                        -                -                    -             400,000
                                            ---------------- ---------------- -------------------- -------------------
Net Income/(Loss) available to common
 shareholders                               $        82,627  $       171,895  $          (179,336) $        2,315,686
                                            ================ ================ ==================== ===================
Net Income/(Loss) per share:
    Basic                                            $ 0.00           $ 0.01              $ (0.01)             $ 0.07
                                            ================ ================ ==================== ===================
Weighted average number of common shares
 used in computing basic net income/(loss)
 per share                                       31,160,844       33,283,646           28,868,237          32,221,763
                                            ================ ================ ==================== ===================
    Diluted                                          $ 0.00           $ 0.00              $ (0.01)             $ 0.06
                                            ================ ================ ==================== ===================
Weighted average number of common shares
 used in computing diluted net income/(loss)
 per share                                       35,434,387       37,557,189           28,868,237          36,495,306
                                            ================ ================ ==================== ===================




                            See accompanying notes.

                                 vFINANCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   SIX MONTHS ENDED JUNE 30,
                                                       ------------------------------------------------
                                                                 2004                      2003
                                                       ----------------------    ----------------------
OPERATING ACTIVITIES
Net income/(loss)                                      $           2,315,686     $            (179,336)
    Adjustments to reconcile net income/(loss) to
       net cash used in operating activities:
          Non-cash fees received                                    (408,417)                 (219,817)
          Gain on forgiveness of debt                             (1,500,000)                        -
          Income tax benefit                                        (400,000)                        -
          Depreciation and amortization                               58,342                    58,221
          Provision for doubtful accounts                             73,696                    25,866
          Non-cash compensation                                      280,014                    40,797
          Conversion premium expense                                 231,625                         -
          Accretion of debt discount                                  18,348                    36,697
          Unrealized loss (gain) on investments, net                 123,741                  (116,419)
          Unrealized loss (gain) on warrants                          10,382                   156,574
          Amount forgiven under forgivable loans                      21,250                    55,000
          Stock based compensation                                     1,324                    15,067
          Changes in operating assets and liabilities:
            Accounts receivable                                      (17,921)                  (19,181)
            Forgivable Loans                                          21,250
            Due from clearing broker                                (445,220)                  134,955
            Notes receivable - employees                             (31,005)                   44,946
            Investments in trading securities                     (2,595,393)                  351,584
            Other current assets                                           -                    14,228
            Other assets and liabilities                              (5,818)                  (29,072)
            Accounts payable and accrued liabilities                 (23,608)                  390,920
            Securities, sold not yet purchased                       763,210                     5,575
                                                       ----------------------    ----------------------
Net cash provided by (used in) operating activities               (1,508,514)                  766,605

INVESTING ACTIVITIES
    Purchase of equipment                                           (104,275)                   (6,529)
                                                       ----------------------    ----------------------

Net cash used in investing activities                               (104,275)                   (6,529)

FINANCING ACTIVITIES
    Proceeds from issuance of common stock
       related to private placement                                        -                   130,000
                                                       ----------------------    ----------------------
Net cash provided by financing activities                                  -                   130,000

Increase (decrease) in cash and cash equivalents                  (1,612,789)                  890,076
Cash and cash equivalents at beginning of year                     3,783,814                 2,227,161
                                                       ----------------------    ----------------------
Cash and cash equivalents at end of period             $           2,171,025     $           3,117,237
                                                       ======================    ======================




                            See accompanying notes.

vFinance, Inc.
Notes to Consolidated Financial Statements June 30, 2004
                                   (Unaudited)

1. DESCRIPTION OF BUSINESS

vFinance, Inc. is a holding company engaged in the financial information services business through our web site www.vfinance.com, and through our principal operating subsidiary, vFinance Investments, Inc. which is a broker-dealer licensed to conduct business in all 50 states and the District of Columbia. We provide retail and institutional securities brokerage, investment banking and research services with a strategic focus on servicing the needs of high net-worth investors, institutional investors and high growth companies.


2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six-month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ended December 31, 2004. The interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.


Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Net operating loss carryforwards totaled approximately $11,000,000 at December 31, 2003. Each quarter the Company weighs the available positive and negative evidence and determines the extent to which the net operating loss carryforwards is realizable. As of June 30, 2004, the Company determined that $400,000 was realizable and recorded a deferred tax asset in that amount.

RECLASSIFICATIONS. Certain prior period balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

3. IMPAIRMENT OF GOODWILL

Management determined that there was no impairment of goodwill during the quarters ended June 30, 2003 and 2004. Goodwill carried on the balance sheet as of June 30, 2004 was $420,000. The Company evaluates the recoverability and carrying value of its Goodwill and long-lived assets at each balance sheet date, based on guidance issued in SFAS no. 144, "Accounting for the impairment or Disposal of Long-Lived Assets." Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends.

4. SHAREHOLDERS' EQUITY

During February and March of 2004, $721,500 of the Company's indebtedness to SBI, as evidenced by a convertible note, was converted into 3,344,298 shares of the Company's common stock. Of this amount, $545,000 was converted into 2,725,000 shares of the Company's common stock at a discounted rate of $0.20 per share under a special arrangement offered by the Company to encourage further equity participation by SBI, which resulted in a $231,625 conversion premium expense during the first quarter of 2004. The remainder, $176,500, was converted into 619,298 shares at the stated conversion rate of $0.285 per share.

As of March 31, 2004, the imputed interest had been fully amortized and the remaining note payable to SBI was $28,500. In April of 2004, the remaining balance was converted into 100,000 shares of common stock of the Company at the original stated conversion rate of $.285 per share.

A summary of the stock option activity for the six months ended June 30, 2004 is as follows:



                                          Weighted
                                          Average
                                          Exercise     Number     Exercise Price
                                            Price     of Shares     Per Option
                                          --------    ---------    -------------
Outstanding options at December 31, 2003    $0.20    10,346,211    $0.15 - $6.00
Granted.................................    $0.21     1,730,000    $0.20 - $0.35
Cancelled ..............................    $0.23      (135,000)   $0.15 - $0.32
                                                     ----------
Outstanding options at June 30, 2004..      $0.28    11,941,211    $0.15 - $6.00
                                                     ----------















A summary of the stock purchase warrant activity for the six months ended June 30, 2004 is as follows:



                                          Weighted
                                          Average
                                          Exercise    Number of   Exercise Price
                                            Price     Warrants      Per Option
                                          --------    ---------    -------------
Outstanding warrants at December 31, 2003   $1.70     5,398,499    $0.15 - $7.20
Granted .................................       -             -                -
Cancelled ...............................       -             -                -
Outstanding options at June 30, 2004....    $1.70     5,398,499    $0.15 - $7.20
                                                      =========


The following table summarizes information concerning stock options outstanding at June 30, 2004.



Option      Options
 Price    Outstanding
 -----    -----------
  0.15      1,415,000
  0.20      2,455,000
  0.21      4,765,997
  0.22         50,000
  0.25          5,000
  0.28         70,000
  0.32      1,130,000
  0.35      1,494,215
  0.50        100,000
  0.55         69,000
  0.63        142,500
  0.70         39,000
  1.00         18,000
  2.25        157,499
  4.00         10,000
  5.00         10,000
  6.00         10,000
           ----------
           11,941,211
           ==========

The following table summarizes information concerning warrants outstanding at June 30, 2004.



Exercise               Warrants
  Price               Outstanding
  -----              ------------
  0.15                   250,000
  0.20                 1,000,000
  0.35                 1,993,500
  0.63                   400,000
  2.25                   625,000
  2.50                   300,000
  6.00                   129,999
  7.20                   700,000
  ----                 ---------
                       5,398,499
                       =========



Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method. The fair value for options and warrants granted was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: for 2004 risk free interest rates of 3.80%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 1.322 for options and warrants and an expected life of the options and warrants of 4-5 years. The Company's pro forma net income for the period ended June 30, 2004 was $2,019,583. The Company's pro forma basic and diluted net income per share for the period ended June 30, 2004 was $0.06 The impact of the Company's pro forma net loss and loss per share of the SFAS 123 pro forma requirements are not likely to be representative of future pro forma results.

6. DEBT

On January 25, 2002, the Company entered into a Credit Agreement with UBS Americas, Inc. ("UBS"). Under the terms of the Credit Agreement, UBS provided a revolving credit facility of up to $3,000,000 to the Company for the purpose of supporting the expansion of its brokerage business or investments in infrastructure to expand its operations or its broker-dealer operations. The loan had a term of 3 years, was required to be repaid in full by January 2005, and accrued interest at LIBOR plus a LIBOR margin of 2% if the loan was repaid within a month or 5% if it was outstanding more than a month. The Company borrowed $1,500,000 under the credit facility on January 28, 2002 leaving an additional $1,500,000 available. In June 2003, Fidelity Investments, on behalf of its clearing division, National Financial Services LLC, Member NYSE/SIPC, a Fidelity Investments company ("NFS"), announced that it had acquired Correspondent Services Clearing ("CSC"), an affiliate of UBS and vFinance Investments' clearing firm at the time. The credit facility stayed with UBS subsequent to the acquisition giving rise to potential breaches under such credit facility as well as precluding the Company from drawing an additional $1,500,000 there under. During March 2004, NFS agreed to directly pay down the UBS credit facility in the amount of $1,500,000 pursuant to a guaranty Fidelity Investments made to UBS as part of their original acquisition of the CSC clearing division. As a result, the Company was relieved from $1,500,000 in debt but no longer had the ability to obtain an additional $1,500,000 under the credit facility.

During March 2004, the Company entered into a clearing agreement with NFS. The new clearing agreement required NFS to pay to vFinance, over a five year period beginning January 2004, a monthly incentive bonus not to exceed $25,000 per month up to $1,500,000 in aggregate, based on a formula that the Company believes is very achievable. Accordingly, NFS has been paying $25,000 per month related to this incentive calculation and such cumulative amount, $150,000 through June 30, 2004, has been included in the attached statements of operations as "other brokerage related income". The new clearing agreement also required NFS to provide the Company with $200,000 to assist the company with transition costs related to the conversion from CSC to NFS. This amount was paid to vFinance in March 2004 and was included in the first quarter's statements of operations as a reduction to clearing and transaction costs. In consideration for these incentives, NFS required a termination fee of $1,700,000 should vFinance discontinue using NFS' services. This fee is reduced, pro rata, annually over the five year term of the agreement. The Company began clearing through NFS during May 2004.

7. CONTINGENCIES

On February 06, 2002, vFinance Investments, Inc. and vFinance Capital, L.C. filed an action with the American Arbitration Association against Endovasc, LTD., Inc. (Endovasc). The complaint alleges breach of contract and requests an order of specific performance in connection with the failure of Endovasc, to pay investment banking fees of $22,500.00 and to issue 3 million warrants to purchase shares of Endovasc's common stock. Endovasc filed a counterclaim on May 26th, 2004. The Counterclaim alleges breach of duties and obligations by vFinance and claims that Endovasc has suffered damages in excess of $5 million. Mediation is scheduled to take place on September 27, 2004. The Company is continuing to pursue these claims against Endovasc and to vigorously defend the counterclaim, which it believes is without merit.

On November 13, 2003, UBUY Holdings, Inc., f/k/a/ E-PAWN.COM, Inc., and Steven Bazuly, and for and on behalf of all of the shareholders of UBUY Holdings, Inc. filed an amended complaint for damages and consequential damages against vFinance Investments, Inc. and approximately 60 other defendants in the United States District Court for the Southern District of Florida stating, among other things, that there were violations of certain securities rules and regulations. The Company was not served with this complaint until April 20, 2004. The Company believes that their claim is without merit and will vigorously defend this action.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to our consolidated financial statements dated December 31, 2003 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

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

We periodically receive equity instruments, which include stock purchase warrants and common and preferred stock, from companies as part of our compensation for investment-banking services. Such instruments are classified as investments in trading securities on the balance sheet if still held at the financial reporting date and are stated at fair value in accordance with SFAS #11 "Accounting for certain investments in debt and equity securities" and EITF 00-8 "Accounting by a grantee for an equity instrument to be received in conjunction with providing goods or services." Primarily all of the equity instruments are received from small public companies. The stock and stock purchase warrants received are typically restricted as to resale, though the Company generally receives a registration right within one year. Company policy is to sell these securities, as their restrictions are removed, in anticipation of short-term market movements. We recognize revenue for these stock purchase warrants when received based on the Black Scholes valuation model. The revenue recognized related to other equity instruments is determined based on available market information, discounted by a factor reflective of the expected holding period for those particular equity instruments. On a monthly basis, we recognize unrealized gains or losses in the statement of operations based on the changes in value in the stock purchase warrants and other equity instruments. Realized gains or losses are recognized in the statement of operations when the related stock purchase warrants or other equity instruments are sold.

Occasionally, we receive equity instruments in private companies with no readily available market value. Equity interests and warrants for which there is not a public market are valued based on factors such as significant equity financing by sophisticated and unrelated new investors, history of positive cash flow from operations, the market value of comparable publicly traded companies (discounted for liquidity) and other pertinent factors. Management also considers recent offers to purchase a portfolio company's securities and the filings of registration statements in connection with a portfolio company's initial public offering when valuing warrants.

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

As of June 30, 2004, certain transactions in process may result in us receiving equity instruments or stock purchase warrants in subsequent periods as discussed above. In this event, we will recognize revenue related to the receipt of such equity instruments consistent with the aforementioned policies. In addition, we would also record compensation expense at fair value related to the distribution of some or all of such equity instruments to employees or independent contractors involved with the related transaction.

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

NET CAPITAL REQUIREMENT. As of June 30, 2004, the minimum amount of net capital required to be maintained by vFinance Investments was $1,000,000.

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

STOCK BASED COMPENSATION. Upon the consummation of an advisory, consulting, capital or other similar transactions the Company may distribute equity instruments or proceeds from the sale of equity instruments to its employees. These distributions are made at the Company's discretion on a case by case basis as determined by the role of the employee and the nature of the transaction. At June 30, 2004 and 2003, no amounts were owed to employees of the Company in connection with equity investments received as compensation.

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


         SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED
                                  JUNE 30, 2003

STATEMENTS OF OPERATIONS

Operating revenues were $13,958,220 for the six months ended June 30, 2004 as compared to $9,881,183 for the six months ended June 30, 2003, an increase of $4,077,037 or 41%. The primary reason for this improvement was a significant increase in retail brokerage revenues (39%), classified as Commissions-agency and Other brokerage related income, as well as increases in Trading Profits (43%) and Investment Banking revenues (57%), classified as Success fees and Consulting and retainers. Overall, the Company believes that the increase in its operating revenues was a result of its successful recruiting strategies combined with a comparatively favorable market environment. Recently, it appears that market conditions may be less favorable which could have a negative impact on future revenues.

Cost of revenues were $9,503,051 for the six months ended June 30, 2004 as compared to $6,328,010 for the six months ended June 30, 2003, an increase of $3,175,041, or 50%. The increase was primarily due to increased revenues and the corresponding increase to commissions as well as the Company's transition to an Independent Contractor (I/C) based retail sales model, as opposed to an employee based model. I/Cs require higher payouts than employees as they are relatively self supporting, independent businesses. The move to the I/C business model had a corresponding benefit as it reduced the firm's general and administrative expenses, as a percentage of revenues (see below). As a consequence, gross profit was $4,455,169 for the six months ended June 30, 2004 as compared to $3,553,173 for the six months ended June 30, 2003, an increase of $901,996. The corresponding gross margin was 32% for the six months ended June 30, 2004 as compared to 36% for the six months ended June 30, 2003.

General and administrative expenses were $3,239,441 for the six months ended June 30, 2004 as compared to $3,193,134 for the six months ended June 30, 2003, an increase of $46,307, or 1.5%. Although general and administrative expenses increased, they decreased significantly as a percentage of revenues, 23% at June 30, 2004 as compared to 32% at June 30, 2003. This decrease as a percentage of revenues is primarily related to the Company's transition to an I/C based retail sales model, as opposed to an employee based model. This transition resulted in reduced general and administrative expenses including headcount reductions and dramatically reduced facility requirements.

Professional fees were $100,487 for the six months ended June 30, 2004 as compared to $175,142 for the six months ended June 30, 2003, a decrease of $74,655, or 43%. This decrease was primarily attributable to better utilization of the Company's internal professional staff thereby reducing its reliance on outside consultants.

The provision for bad debt was $75,446 for the six months ended June 30, 2004 as compared to $25,867 for the six months ended June 30, 2003, an increase of $49,579, or 192%. The increase in the provision for bad debt is primarily related to a reserve for approximately $60,000 related to receivables from former employees. While collection is uncertain, the Company is vigorously pursuing these matters.

Litigation expense was $267,641 for the six months ended June 30, 2004 as compared to $159,257 for the six months ended June 30, 2003, an increase of $108,384, or 68%. As is typical in the industry, customers make claims regarding the Company's actions and the Company defends itself vigorously against such claims. The Company's cost of defending itself varies quarter-to-quarter depending on the volume of claims which are in process at any given time.

Depreciation and amortization was $58,342 for the six months ended June 30, 2004 as compared to $58,222 for the six months ended June 30, 2003, an increase of $120, or 0%. Although the Company has been growing, its facilities were consolidated and the number of its employees was reduced. As a result, its fixed asset requirements did not increase significantly and its depreciation and amortization remained consistent.

The amount forgiven under forgivable loans was $42,500 for the six months ended June 30, 2004 as compared to $55,000 for the six months ended June 30, 2003, a decrease of $12,500, or 23%. The decrease is attributable to the fact that the Company, several years ago, discontinued its practice of providing forgivable loans to brokers as part of its recruitment efforts. Accordingly, there have been no additions to the outstanding balance and the remaining balance is being reduced over time.

Stock based compensation was $2,647 for the six months ended June 30, 2004 as compared to $15,067 for the six months ended June 30, 2003, a decrease of $12,420, or 82%. This amount primarily represents the amortization of deferred compensation to an outside consultant who was granted options from the Company in return for his services in the third quarter of 2002. The amount of deferred compensation related to that consultant was fully recognized as of March 31, 2003. In addition, during the second quarter of 2003, the Company granted warrants to its landlord related to the renegotiation of its lease and this amount is being amortized over the life of the lease.


LIQUIDITY AND CAPITAL RESOURCES

The Company had $2,171,025 of unrestricted cash at June 30, 2004.

Net cash used in operating activities for the six months ending June 30, 2004, was $1,508,514 as compared to net cash provided by operating activities of $766,605 for the six months ending June 30, 2003. Although the Company's net income as well as its Securities sold, not yet purchased increased significantly and the Company realized a gain on the forgiveness of debt, cash from its operating activities decreased primarily due to an increase in its Investments in trading securities, which consist primarily of municipal bonds. The Company generally sells these highly liquid municipal bond investments on a monthly basis as part of its normal trading activities. The Company liquidated its municipal bond investments during the last week of June 2004 but elected to purchase new municipal bonds prior to the end of such month to take advantage of market opportunities.

Net cash used in investing activities for the six months ending June 30, 2004, was $104,275 as opposed to $6,529 for the six months ending June 30, 2003. This increase was a result of the Company's recent enhancements to its computer systems.

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

We do not have any material commitments for capital expenditures over the course of the next fiscal year however we are planning to continue to enhance our computer systems to provide improved back-up capabilities as well as improved customer service.

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

On February 06, 2002, vFinance Investments, Inc. and vFinance Capital, L.C. filed an action with the American Arbitration Association against Endovasc, LTD., Inc. (Endovasc). The complaint alleges breach of contract and requests an order of specific performance in connection with the failure of Endovasc, to pay investment banking fees of $22,500.00 and to issue 3 million warrants to purchase shares of Endovasc's common stock. Endovasc filed a counterclaim on May 26th, 2004. The Counterclaim alleges breach of duties and obligations by vFinance and claims that Endovasc has suffered damages in excess of $5 million. Mediation is scheduled to take place on September 27, 2004. The Company is continuing to pursue these claims against Endovasc and to vigorously defend the counterclaim, which it believes is without merit.

On November 13, 2003, UBUY Holdings, Inc., f/k/a/ E-PAWN.COM, Inc., and Steven Bazuly, and for and on behalf of all of the shareholders of UBUY Holdings, Inc. filed an amended complaint for damages and consequential damages against vFinance Investments, Inc. and approximately 60 other defendants in the United States District Court for the Southern District of Florida stating, among other things, that there were violations of certain securities rules and regulations. The Company was not served with this complaint until April 20, 2004. The Company believes that their claim is without merit and will vigorously defend this action.


Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On November 28, 2001, the Company entered into a Note Purchase Agreement, as amended by subsequent letter agreements dated November 30, 2001, December 14, 2001, and December 28, 2001, February 13, 2002 and March 4, 2002 (collectively, the "Note Purchase Agreement"), with SBI Investments (USA) Inc. ("SBI"). Under the terms of the Note Purchase Agreement, SBI had the option to provide a subordinated loan to the Company of up to $1,500,000 in the form of a 48-month non-bearing, convertible note. As of December 31, 2002, the Company had received $975,000 under the Note Purchase Agreement and could have received, at SBI's option, an additional $525,000 no later than June 30, 2002. The additional $525,000 was not funded. The note was convertible, at SBI's option, into as many as 3,421,053 shares of the Company's common stock at $0.285 per share. The Company, at any time during the first three years of the Note Purchase Agreement, could call for redemption of the note at a price equal to 116.67% of the then outstanding principal amount of the note, in whole (but not in part), or force the conversion of the note into shares of the Company's common stock.

During February and March of 2004, $721,500 of the SBI note was converted into 3,344,298 shares of the Company's common stock. Of this amount, $545,000 was converted into 2,725,000 shares of the Company's common stock at a discounted rate of $0.20 per share under a special arrangement offered by the Company to encourage further equity participation by SBI. The remainder was converted at the stated conversion rate of $0.285 per share.. In April of 2004, the remaining balance was converted into 100,000 shares of common stock of the Company at the original stated conversion rate of $.285 per share. The issuance of the common stock was exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended, because the common stock was acquired in a privately negotiated transaction by sophisticated investors

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

31.1 - Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..

31.2 - Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 - Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002.


(b) REPORTS ON FORM 8-K

Form 8-K filed on May 19, 2004 pursuant to Item 12 thereof.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





         Signature                       Title                          Date
         ---------                       -----                          ----

By: /s/ Leonard J. Sokolow          Chief Executive Officer     August 16, 2004
    ----------------------          and President
     Leonard J. Sokolow             (Principal Executive
                                    Officer)


By: /s/ Mark Kacer                  Chief Financial Officer and August 16, 2004
    -----------------------------   (Principal Financial and
     Mark Kacer                      Accounting Officer)