Form 10QSB
period 2004-09-30
VFINANCE INC
filed 2004-11-15
CIK 890285

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

                For the quarterly period ended September 30, 2004

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( x ) No ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Exchange Act). Yes ( ) No ( x )


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of November 2, 2004:

41,770,558 shares of Common Stock $0.01 par value

                                      INDEX
                                 VFINANCE, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet - September 30,2004 (Unaudited)............4

         Consolidated Statements of Operations for the three months and nine months ended September 30, 2004 and 2003(Unaudited)..........5

         Consolidated Statements of Cash Flows for the nine months ended
             September 30, 2004 and 2003 (Unaudited) ..........................6

         Notes to Consolidated Financial Statements (Unaudited) ............7-10

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations ........................................11-13

Item 3.  Controls and Procedures .............................................14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........15

Item 6.  Exhibits ............................................................16

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


                                                          September 30, 2004
                                                      --------------------------
Assets:
    Current Assest:
       Cash and cash equivalents                      $               4,237,980
       Due from clearing broker                                         216,092
       Investments in trading securities                                652,681
       Accounts receivable, net of allowance
          for doubtful accounts                                         149,595
       Forgivable loans-employees, current portion                       23,009
       Notes receivable-employees, net of allowance
          for doubtful accounts                                          42,822
       Prepaid expenses and other current assets                         41,446
                                                      --------------------------


    Total current assets                                              5,363,625

    Furniture and equipment, at cost:
       Furniture and equipment                                          623,781
       Internal use software                                            158,500
                                                      --------------------------
                                                                        782,281

    Less accumulated depreciation                                      (512,121)
                                                      --------------------------
    Net furniture and equipment                                         270,160

    Goodwill                                                            420,000
    Other assets                                                        608,448
                                                      --------------------------

Total Assets                                          $               6,662,233
                                                      ==========================


Liabilities and Shareholders' Equity:
    Current liabilities:
       Accounts payable                               $               1,087,585
       Accrued payroll                                                  927,826
       Other accrued liabilities                                        297,501
       Securities sold, not yet purchased                                70,517
       Capital lease obligations                                         21,834
       Other                                                              4,011
                                                      --------------------------

    Total current liabilities                                         2,409,274

    Shareholders' Equity:
       Series A Convertible Preferred Stock $0.01
       par value, 122,500 shares authorized, 0 shares
       issued and outstanding                                                 -
       Series B Convertible Preferred Stock $0.01 par
       value, 50,000 shares authorized, 0 shares
       issued and outstanding                                                 -
       Common stock $0.01 par value, 75,000,000 shares
       authorized, 33,295,868 issued and outstanding                    332,959
       Additional paid-in-capital on common stock                    25,195,546
       Deferred compensation                                            (20,735)
       Accumulated deficit                                          (21,254,811)
                                                      --------------------------

    Total Shareholders' Equity                                        4,252,959
                                                      --------------------------

Total Liabilities and Shareholders' Equity            $               6,662,233
                                                      ==========================


                            See accompanying notes.

                                 vFINANCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                         THREE MONTHS         THREE MONTHS         NINE MONTHS         NINE MONTHS
                                             ENDED               ENDED               ENDED                ENDED
                                        SEPTEMBER 30,         SEPTEMBER 30,       SEPTEMBER 30,        SEPTEMBER 30,
                                       ----------------    -----------------    ----------------    ----------------
                                             2004                 2003                2004                2003
                                       ----------------    -----------------    ----------------    ----------------
Revenues:
    Commissions - agency               $     2,765,752     $      3,816,619     $    10,700,404     $     9,498,975
    Trading profits                            721,712            1,299,806           3,229,400           3,056,124
    Success Fees                               423,248            1,191,636           2,263,050           2,163,675
    Consulting and retainers                    84,291               74,725             222,291             360,499
    Other brokerage related income             532,105              545,236           1,846,364           1,499,945
    Other                                      101,915              100,549             325,736             330,534
                                       ----------------    -----------------    ----------------    ----------------


Total revenues                               4,629,023            7,028,571          18,587,245          16,909,752
                                       ----------------    -----------------    ----------------    ----------------

Cost of revenues:
    Commissions                              2,621,890            3,939,563          10,641,255           9,226,333
    Clearing and transaction costs             177,804              251,250             592,782             642,975
    Success                                    288,637              496,849           1,275,951           1,007,578
    Consulting and retainers                    45,386               57,602             133,281             186,351
    Other                                         (349)               3,000               3,838              13,038
                                       ----------------    -----------------    ----------------    ----------------

Total cost of revenues                       3,133,368            4,748,264          12,647,107          11,076,275
                                       ----------------    -----------------    ----------------    ----------------

Gross profit                                 1,495,655            2,280,307           5,940,138           5,833,477
                                       ----------------    -----------------    ----------------    ----------------

Other expenses:
    General and administrative               1,317,584            1,755,287           4,546,336           4,948,422
    Professional fees                           38,744               85,096             139,231             260,240
    Provision for bad debt                      10,121               60,105              85,567              85,971
    Legal litigation                            60,170               91,601             327,811             250,860
    Depreciation and amortization               36,058               30,043              94,400              88,265
    Amounts forgiven under forgivable
     loans                                      21,250               42,500              63,750              97,500
    Stock based compensation                     1,324                1,324               3,971              16,391
                                       ----------------    -----------------    ----------------    ----------------


Total other expenses                         1,485,251            2,065,956           5,261,066           5,747,649
                                       ----------------    -----------------    ----------------    ----------------

Income/(Loss) from operations                   10,404              214,351             679,072              85,828

Gain on forgiveness of debt                          -                    -           1,500,000                   -
Interest and dividend income (expense)           9,338              (26,133)           (243,641)            (76,953)
                                       ----------------    -----------------    ----------------    ----------------


Pre-tax Net Income/(Loss)                       19,742              188,218           1,935,431               8,875

Income tax benefit                                   -                    -             400,000                   -
                                       ----------------    -----------------    ----------------    ----------------


Net Income/(Loss) available to common
 shareholders                          $        19,742      $       188,218     $     2,335,431     $         8,875
                                       ================    =================    ================    ================

Net Income/(Loss) per share:
    Basic                                       $ 0.00               $ 0.01              $ 0.07              $ 0.00
                                       ================    =================    ================    ================


Weighted average number of common
 shares used in computing basic net
 income/(loss) per share                    33,295,868           29,851,570          32,582,411          29,527,394
                                       ================    =================    ================    ================

    Diluted                                     $ 0.00               $ 0.01              $ 0.07              $ 0.00
                                       ================    =================    ================    ================

Weighted average number of common
 shares used in computing diluted net
 income/(loss) per share                    33,528,105           29,851,570          32,814,648          29,527,394
                                       ================    =================    ================    ================


                            See accompanying notes.

                                 vFINANCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------------------------
                                                                 2004                       2003
                                                        -----------------------    -----------------------

OPERATING ACTIVITIES
Net income                                              $            2,335,431     $                8,875
    Adjustments to reconcile net income/(loss) to
       net cash used in operating activities:
          Non-cash fees received                                      (419,365)                  (224,567)
          Gain on forgiveness of debt                               (1,500,000)                         -
          Income tax benefit                                          (400,000)                         -
          Depreciation and amortization                                 94,400                     88,265
          Provision for doubtful accounts                               84,052                     84,092
          Non-cash compensation                                        300,625                     40,797
          Conversion premium expense                                   231,625
          Accretion of debt discount                                    18,349                     55,045
          Unrealized loss (gain) on investments, net                   183,367                   (216,934)
          Unrealized loss (gain) on warrants                            30,988                    149,424
          Amount forgiven under forgivable loans                        63,750                     97,500
          Stock based compensation                                       3,971                     16,391
          Changes in operating assets and liabilities:                      -
            Accounts receivable                                        (44,870)                  (106,685)
            Due from clearing broker                                   (46,463)                   113,196
            Notes receivable - employees                               139,136                     71,702
            Investments in trading securities                          361,705                    447,520
            Other current assets                                             -                     14,228
            Other assets and liabilities                                78,514                     (9,068)
            Accounts payable and accrued liabilities                  (900,992)                   762,258
            Securities, sold not yet purchased                         (13,263)                     5,575
                                                        -----------------------    -----------------------

Net cash provided by operating activities                              600,960                  1,397,614

INVESTING ACTIVITIES
    Purchase of capital lease equipment                                (22,336)                         -
    Purchase of equipment                                             (146,292)                   (18,210)
                                                        -----------------------    -----------------------

Net cash used in investing activities                                 (168,628)                   (18,210)

FINANCING ACTIVITIES
    Proceeds from capital lease                                         22,336                          -
    Payments of capital lease                                             (502)                         -
    Proceeds from issuance of common stock
       related to private placement                                          -                    130,000
                                                        -----------------------    -----------------------

Net cash provided by financing activities                               21,834                    130,000

Increase in cash and cash equivalents                                  454,166                  1,509,404
Cash and cash equivalents at beginning of year                       3,783,814                  2,227,161
                                                        -----------------------    -----------------------

Cash and cash equivalents at end of period              $            4,237,980     $            3,736,565
                                                        =======================    =======================



                            See accompanying notes.

vFinance, Inc.
Notes to Consolidated Financial Statements September 30, 2004
                                   (Unaudited)

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ended December 31, 2004. The interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.


Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Net operating loss carry forwards totaled approximately $11,000,000 at December 31, 2003. Each quarter the Company weighs the available positive and negative evidence and determines the extent to which the net operating loss carry forwards is realizable. As of September 30, 2004 the Company determined that $400,000 was realizable and recorded a deferred tax asset in that amount.

RECLASSIFICATIONS. Certain prior period balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

3. IMPAIRMENT OF GOODWILL

Management determined that there was no impairment of goodwill during the quarters ended September 30, 2003 and 2004. Goodwill carried on the balance sheet as of September 30, 2004 was $420,000. The Company evaluates the recoverability and carrying value of its Goodwill and long-lived assets at each balance sheet date, based on guidance issued in SFAS no. 144, "Accounting for the impairment or Disposal of Long-Lived Assets." Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends.

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


A summary of the stock option activity for the nine months ended September 30, 2004 is as follows:

                                          Weighted
                                          Average
                                          Exercise     Number     Exercise Price
                                            Price     of Shares     Per Option
                                          --------    ---------    -------------
Outstanding options at December 31, 2003    $0.20    10,346,211    $0.15 - $6.00
Granted.................................    $0.23     1,935,000    $0.20 - $0.36
Cancelled ..............................    $0.20    (3,403,000)   $0.15 - $0.32
                                                     ----------
Outstanding options at September 30, 2004   $0.31     8,878,211    $0.15 - $6.00
                                                     ----------





A summary of the stock purchase warrant activity for the nine months ended September 30, 2004 is as follows:



                                          Weighted
                                          Average
                                          Exercise    Number of   Exercise Price
                                            Price     Warrants      Per Option
                                          --------    ---------    -------------
Outstanding warrants at December 31, 2003   $1.70     5,398,499    $0.15 - $7.20
Granted .................................    0.15       500,000     0.15 -     -
Cancelled ...............................       -             -                -
Outstanding options at September 30, 2004   $1.70     5,898,499    $0.15 - $7.20
                                                      =========


The following table summarizes information concerning stock options at September 30, 2004.


        Option      Options
         Price    Outstanding
         -----    -----------
          0.15        350,000
          0.19          5,000
          0.20      1,460,000
          0.21      3,812,997
          0.22         50,000
          0.23
      outstanding 5,000
          0.25          5,000
          0.28         60,000
          0.32        890,000
          0.35      1,564,215
          0.36        120,000
          0.50        100,000
          0.55         69,000
          0.63        142,500
          0.70         39,000
          1.00         18,000
          2.25        157,499
          4.00         10,000
          5.00         10,000
          6.00         10,000
                   ----------
                    8,878,211
                   ==========

The following table summarizes information concerning warrants outstanding at September 30, 2004.



        Exercise               Warrants
          Price               Outstanding
          -----              ------------
          0.15                   750,000
          0.20                 1,000,000
          0.35                 1,993,500
          0.63                   400,000
          2.25                   625,000
          2.50                   300,000
          6.00                   129,999
          7.20                   700,000
          ----                 ---------
                               5,898,499
                               =========



Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method. The fair value for options and warrants granted was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: for 2004 risk free interest rates of 3.31%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 1.120 for options and warrants and an expected life of the options and warrants of 4-5 years. The Company's pro forma net income for the period ended September 30, 2004 was $1,922,928. The Company's pro forma basic and diluted net income per share for the period ended September 30, 2004 was $0.06. The impact of the Company's pro forma net income and income per share of the SFAS 123 pro forma requirements are not likely to be representative of future pro forma results.

6. DEBT

On January 25, 2002, the Company entered into a Credit Agreement with UBS Americas, Inc. ("UBS"). Under the terms of the Credit Agreement, UBS provided a revolving credit facility of up to $3,000,000 to the Company for the purpose of supporting the expansion of its brokerage business or investments in infrastructure to expand its operations or its broker-dealer operations. The loan had a term of 4 years, was required to be repaid in full by January 2005, and accrued interest at LIBOR plus a LIBOR margin of 2% if the loan was repaid within a month or 5% if it was outstanding more than a month. The Company borrowed $1,500,000 under the credit facility on January 28, 2002 leaving an additional $1,500,000 available. In June 2003, Fidelity Investments, on behalf of its clearing division, National Financial Services LLC, Member NYSE/SIPC, a Fidelity Investments company ("NFS"), announced that it had acquired Correspondent Services Clearing ("CSC"), an affiliate of UBS and vFinance Investments' clearing firm at the time. The credit facility stayed with UBS subsequent to the acquisition giving rise to potential breaches under such credit facility as well as precluding the Company from drawing an additional $1,500,000 there under. During March 2004, NFS agreed to directly pay down the UBS credit facility in the amount of $1,500,000 pursuant to a guaranty Fidelity Investments made to UBS as part of their original acquisition of the CSC clearing division. As a result, the Company was relieved from $1,500,000 in debt but no longer had the ability to obtain an additional $1,500,000 under the credit facility or assert any claims against UBS or NFS regarding this transaction and credit facility.

During March 2004, the Company entered into a clearing agreement with NFS. The new clearing agreement required NFS to pay to vFinance, over a five year period beginning January 2004, a monthly incentive bonus not to exceed $25,000 per month up to $1,500,000, based on a formula that the Company believes is very achievable. Accordingly, NFS has been paying $25,000 per month related to this incentive calculation and such amount, $225,000 through September 30, 2004, has been included in the attached statements of operations as "other brokerage related income". The new clearing agreement also required NFS to provide the Company with $200,000 to assist the company with transition costs related to the conversion from CSC to NFS. This amount was paid to vFinance in March 2004 and was included in the first quarter's statements of operations as a reduction to clearing and transaction costs. In consideration for these incentives, NFS required a termination fee of $1,700,000 should vFinance discontinue using NFS' services. This fee is reduced, pro rata, annually over the five year term of the agreement. The Company began clearing through NFS during May 2004.

7. SUBSEQUENT EVENTS

On November 2, 2004, the Company's wholly-owned subsidiary, vFinance Investments Holdings, Inc. ("vFinance Investments"), completed its acquisition of certain assets of Global Partners Securities, Inc. ("Global") and 100% of the issued and outstanding equity securities of EquityStation, Inc. ("EquityStation"), all of which were owned by Level2.com, Inc. ("Level2"), a subsidiary of Global. These transactions are subject to the approval of the National Association of Securities Dealers, Inc.

The assets acquired from Global included certain intellectual property, customer accounts, computer equipment, and certain clearance and trading agreements relating to emerging market debt trading, wholesale market-making in selected equities for institutional clients, and direct-access equity trading. vFinance Investments assumed no liabilities in connection with the acquisition of Global's assets.

In accordance with the terms of the acquisition agreements, the Company delivered into escrow 8,324,690 restricted shares (the "Shares") of the Company's Common Stock, and warrants (the "Warrants") to purchase 3,299,728 shares of the Company's Common Stock at a price of $0.11 per share. All of the shares of EquityStation were also delivered into escrow. As part of the transaction, the Company also issued 150,000 restricted shares of the Company's common stock to an advisor to Global and EquityStation. Subject to (a) any indemnification claims under the acquisition agreements and (b) the financial performance of EquityStation and the business of Global acquired by vFinance Investments over the periods specified in the escrow agreement, all or a portion of the Shares and the Warrants will be distributed to Global and Level2.

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

As of September 30, 2004, certain transactions in process may result in us receiving equity instruments or stock purchase warrants in subsequent periods as discussed above. In this event, we will recognize revenue related to the receipt of such equity instruments consistent with the aforementioned policies. In addition, we would also record compensation expense at fair value related to the distribution of some or all of such equity instruments to employees or independent contractors involved with the related transaction.

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

NET CAPITAL REQUIREMENT. As of September 30, 2004, the minimum amount of net capital required to be maintained by vFinance Investments was $1,000,000.

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


STOCK BASED COMPENSATION. Upon the consummation of an advisory, consulting, capital or other similar transactions the Company may distribute equity instruments or proceeds from the sale of equity instruments to its employees. These distributions are made at the Company's discretion on a case by case basis as determined by the role of the employee and the nature of the transaction. At September 30, 2004 and 2003, no amounts were owed to employees of the Company in connection with equity investments received as compensation.

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

     NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED
                               SEPTEMBER 30, 2003

STATEMENTS OF OPERATIONS

Operating revenues were $18,587,245 for the nine months ended September 30, 2004 as compared to $16,909,752 for the nine months ended September 30, 2003, an increase of $1,677,493 or 9.92%. The improvement in revenues was primarily due to a 14% increase in Retail Brokerage revenues, classified as Commissions-agency and Other brokerage related income, as well as a 6% increase in Trading Profits revenues, partially offset by a 2% decrease in Investment Banking revenues, classified as Success fees and Consulting and retainers. Overall, the Company believes that the increase in its operating revenues was a result of its successful recruiting strategies combined with a comparatively favorable market environment in the first half of the year. During the current quarter, the Company's results were unfavorably impacted by a worsening market environment. Also during the current quarter, the Company's business was interrupted for several days as a result of Hurricane Frances which effected the operations of its South Florida headquarters.

Cost of revenues were $12,647,107 for the nine months ended September 30, 2004 as compared to $11,076,275 for the nine months ended September 30, 2003, an increase of $1,570,832, or 14.18%. The increase was primarily due to increased revenues and the corresponding increase to commissions as well as the Company's transition to an Independent Contractor (I/C) based retail sales model, as opposed to an employee based model. I/Cs require higher payouts than employees as they are relatively self supporting, independent businesses. The move to the I/C business model had a corresponding benefit as it reduced the firm's general and administrative expenses, (see below). As a consequence, gross profit was $5,940,138 for the nine months ended September 30, 2004 as compared to $5,833,477 for the nine months ended September 30, 2003, an increase of $106,661. The corresponding gross margin was 32% for the nine months ended September 30, 2004 as compared to 34% for the nine months ended September 30, 2003.

General and administrative expenses were $4,546,336 for the nine months ended September 30, 2004 as compared to $4,948,422 for the nine months ended September 30, 2003, a decrease of $402,086, or 8.13%. As a percentage of revenues, general and administrative expenses decreased to 24% at September 30, 2004 as compared to 29% at September 30, 2003.This decrease as a percentage of revenues is primarily related to the Company's transition to an I/C based retail sales model, as opposed to an employee based model. This transition results in reduced general and administrative expenses; however, as mentioned above, it also results in higher payouts to I/Cs which reduces the Company's gross margin. In addition, the Company implemented cost savings measures including headcount reductions and consolidation of its facility space.

Professional fees were $139,231 for the nine months ended September 30, 2004 as compared to $260,240 for the nine months ended September 30, 2003, a decrease of $121,009, or 46.50%. This decrease was primarily attributable to better utilization of the Company's internal professional staff thereby reducing its reliance on outside consultants.

The provision for bad debt was $85,567 for the nine months ended September 30, 2004 as compared to $85,971 for the nine months ended June 30, 2003, a decrease of $404. The provision for bad debt primarily consists of a reserve for approximately $60,000 related to receivables from former employees. While collection is uncertain, the Company is vigorously pursuing these matters.

Litigation expense was $327,811 for the nine months ended September 30, 2004 as compared to $250,860 for the nine months ended September 30, 2003, an increase of $76,951, or 30.67%. As is typical in the industry, customers make claims regarding the Company's actions and the Company defends itself vigorously against such claims. The Company's cost of defending itself varies quarter-to-quarter depending on the volume of claims which are in process at any given time.

Depreciation and amortization was $94,400 for the nine months ended September 30, 2004 as compared to $88,265 for the nine months ended September 30, 2003, an increase of $6,135, or 6.95%. Although the Company has been growing, its facilities were consolidated and its headcount was reduced. As a result, its fixed asset requirements did not increase significantly and its depreciation and amortization remained relatively constant.

The amount forgiven under forgivable loans was $63,750 for the nine months ended September 30, 2004 as compared to $97,500 for the nine months ended September 30, 2003, a decrease of $33,750, or 34.62%. The decrease is attributable to the fact that the Company, several years ago, discontinued its practice of providing forgivable loans to brokers as part of its recruitment efforts. Accordingly, there have been no additions to the outstanding balance and the remaining balance is being reduced over time.

Stock based compensation was $3,971 for the nine months ended September 30, 2004 as compared to $16,391 for the nine months ended September 30, 2003, a decrease of $12,420, or 75.77%. This amount primarily represents the amortization of deferred compensation to an outside consultant who was granted options from the Company in return for his services in the third quarter of 2002. The amount of deferred compensation related to that consultant was fully recognized as of March 31, 2003. In addition, during January, 2003, the Company granted warrants to its landlord related to the renegotiation of its lease and this amount is being amortized over the life of the lease.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $4,237,980 of unrestricted cash at September 30, 2004.

strategy and related financings.

Net cash provided by operating activities for the nine months ending September 30, 2004, was $600,960 as opposed to net cash provided by operating activities of $1,397,614 for the nine months ending September 30, 2003. The decrease in cash provided by operating activities was primarily attributable to a significant improvement to the Company's net income which was more than offset by a gain on forgiveness of debt as well as a significant decrease in accounts payable and accrued liabilities coupled with an income tax benefit.

Net cash used in investing activities for the nine months ending September 30, 2004, was $168,628 as opposed to $18,210 for the nine months ending September 30, 2003. This increase was a result of the Company's recent enhancements to its computer systems.

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

We do not have any material commitments for capital expenditures over the course of the next fiscal year however we are planning to continue to enhance our computer systems to provide improved disaster recovery capabilities as well as improved customer service.

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

On November 2, 2004, the Company's wholly-owned subsidiary, vFinance Investments Holdings, Inc ("vFinance Investments") completed its acquisition of certain assets of Global Partners Securities, Inc. ("Global") and 100% of the issued and outstanding equity securities of EquityStation, Inc. ("EquityStation"), all of which were owned by Level2.com, Inc. ("Level2"). In consideration for the acquisition of such assets, the Company delivered into escrow 8,324,690 restricted shares (the "Shares") of the Company's common stock and warrants (the "Warrants") to purchase 3,299,728 shares of the Company's common stock at a price of $0.11 per share. As part of the transaction, the Company also issued 150,000 restricted shares of the Company's common stock to an advisor to Global and EquityStation. The issuance of the Shares, the Warrants and the shares of common stock to Mr. Saunders is exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended (the "1933 Act") and Rule 506 of Regulation D Promulgated under the 1933 Act. All of the purchasers of the Company's securities are "accredited investors" as defined under Rule 501 of Regulation D.

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





         Signature                       Title                          Date
         ---------                       -----                          ----

By: /s/ Leonard J. Sokolow        Chief Executive Officer     November 15, 2004
    ----------------------          and President
     Leonard J. Sokolow         (Principal Executive Officer)


By: /s/ Mark Kacer                Chief Financial Officer     November 15, 2004
    ----------------------       and (Principal Financial
    Mark Kacer                   and Accounting Officer)