Form 10KSB
period 2004-12-31
VFINANCE INC
filed 2005-03-31
CIK 890285

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2004 were
$26,329,151

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 28, 2005, based upon the average bid and ask prices of such stock on that date was $9,500,638. The number of shares of Common Stock of the issuer outstanding as of March 28, 2005 was 40,126,133.

                            DOCUMENTS INCORPORATED BY
                                 REFERENCE: NONE

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

Forward-Looking Statements                                                  3

PART I.

Item 1.    Description of Business                                          4

Item 2.    Description of Property                                         18

Item 3.    Legal Proceedings                                               18

Item 4.    Submission of Matters to a Vote of Security Holders             20

PART II.

Item 5.    Market for Common Equity and Related Stockholder Matters        21

Item 6.    Management's Discussion and Analysis of Financial Condition
           or Plan of Operations                                           21

Item 7.    Financial Statements                                            27

Item 8.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                        48

Item 8A.   Controls and Procedures                                         48

Item 8B.   Other Information                                               48

PART III.

Item 9.    Directors and Executive Officers of the registrant              49

Item 10.   Executive Compensation                                          50

Item 11.   Security Ownership of Certain Beneficial Owners and Management
            And Related Stockholder Matters                                52

Item 12.   Certain Relationships and Related Transactions                  52

Item 13.   Exhibits                                                        53

Item 14.   Principal Accountant Fees and Services                          56



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

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

vFinance, Inc. is a holding company engaged in the financial services business where our strategic focus is on servicing the needs of high net-worth and institutional investors and high growth companies. Through our principal operating subsidiary, vFinance Investments, Inc., a licensed broker-dealer, we provide investment banking, retail and institutional brokerage services in all 50 states and the District of Columbia. The Company also operates a second broker-dealer, EquityStation, Inc. ("EquityStation") which offers institutional traders, hedge funds and professional traders a suite of services designed to enhance their trading by offering services such as trading technology, routing software, hedge fund incubation, capital introduction and custodial services. The Company, through its website www.vfinance.com, provides financial information services to entrepreneurs and venture investors.

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

On January 4, 2001, we also completed the merger of Colonial Direct Financial Group, Inc., a Delaware corporation, with and into Colonial Acquisition Corp., our wholly owned subsidiary, with Colonial Direct Financial Group, Inc. as the surviving corporation and as our wholly owned subsidiary. At the time of the merger, Colonial Direct Financial Group, Inc. was a holding company comprised of two diversified financial services companies, including First Colonial Securities Group, Inc. and Colonial Direct Retirement Services, Inc., and a company that provides administrative support to these financial service companies, Colonial Direct Capital Management, Inc. On June 22, 2002, the Company's Board of Directors approved a dividend to the Company's Series A Preferred shareholders of all of the common stock of Colonial. Although Colonial is no longer a subsidiary of the Company, the majority of its personnel remained employed with vFinance Investments, Inc.

On August 20, 2001, we entered into a Securities Exchange Agreement by means of which we acquired the membership interests in two related companies, Critical Investments, LLC, a Delaware limited liability company ("Critical Investments"), and Critical Advisors, L.L.C., a Virginia limited liability company ("Critical Advisors"). Critical Investments manages Critical Infrastructure Fund, L.P. ("Critical Infrastructure LP"), a Delaware limited partnership. Critical Advisors manages Critical Infrastructure Fund, Ltd. ("Critical Infrastructure Ltd."), an international business company organized and existing under the laws of the British Virgin Islands and receives (i) a management fee equal to 1% of the net asset value of Critical Infrastructure Ltd. and (ii) a performance fee equal to 20% of the increase in net asset value of Critical Infrastructure Ltd. Critical Infrastructure LP and Critical Infrastructure Ltd. are the sole general partners in, owning 96% and 4%, respectively, and conduct their investment and trading activity through Critical Infrastructure Fund (BVI), LP, a limited partnership organized and existing under the laws of the British Virgin Islands, which holds a portfolio of securities. A determination has been made to liquidate the funds. The SEC is conducting a non-public investigation relating to Critical Infrastructure LP, Critical Investments and Critical Advisors. The Company is cooperating with this investigation. Critical Investments and Critical Advisors changed their names to vFinance Investors, LLC and vFinance Advisors, LLC, respectively, subsequent to the acquisition.

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

The Company, as part of its strategic focus to operate its retail brokerage business using an independent contractor (IC) model, on January 1, 2003, entered into a Joint Venture Agreement with JSM Capital Holding Corp. ("JSM"), a retail brokerage IC headquartered in New York and founded by John S. Matthews (who was also, at the same time, named the President of vFinance's Retail Brokerage Division). Effective May 1, 2003, vFinance merged its "company-owned" retail branches into JSM, in exchange for a 19% equity position in JSM's common stock. Effective upon such mergers JSM became an IC of the Company.


On November 2, 2004, vFinance, Inc.'s wholly-owned subsidiary, vFinance Investments Holdings, Inc completed its acquisition of certain assets of Global Partners Securities, Inc. ("Global") and 100% of the issued and outstanding equity securities of EquityStation, Inc. ("EquityStation"), all of which were owned by Level2.com, Inc. ("Level2"), a subsidiary of Global. These transactions are subject to the approval of the National Association of Securities Dealers, Inc.


The assets acquired from Global included certain intellectual property, customer accounts, computer equipment, and certain clearance and trading agreements relating to emerging market debt trading, wholesale market-making in selected equities for institutional clients, and direct-access equity trading. vFinance Investments Holdings assumed no liabilities in connection with the acquisition of Global's assets. Two of the principals of Global and Equity each entered into employment agreements with the Company which provided an annual base salary of $144,000, certain incentive bonuses, and options to purchase 350,000 shares of the Company's common stock, $0.01 par value (the "Common Stock"). The options are exercisable at $0.19 per share, and vest ratably over a three year period.


In accordance with the terms of the acquisition agreements of Global and EquityStation, the Company delivered into escrow 8,324,690 restricted shares (the "Shares") of the Common Stock, and warrants (the "Warrants") to purchase 3,299,728 shares of the Common Stock at a price of $0.11 per share. All of the shares of EquityStation were also delivered into escrow. Subject to (a) any indemnification claims under the acquisition agreements and (b) the financial performance of EquityStation and the business of Global acquired by vFinance Investments over the periods specified in the escrow agreement, all or a portion of the Shares and the Warrants will be distributed to Global and Level2. As determined pursuant to the financial performance calculation in the escrow agreement, 2,199,425 of the Shares and 871,805 of the Warrants are subject to cancellation in accordance with the terms of the escrow agreement. This is reflected in the purchase price and the associated goodwill recorded as of December 31, 2004. When the escrow agreement is terminated, all of the shares of EquityStation will be distributed to vFinance Investments Holdings, and the holders of the Shares and Warrants will be entitled to certain piggyback registration rights. The Company also entered into a standstill agreement with each of Marcos Konig, Harry Konig and Salomon Konig, to provide restrictions on certain actions for a defined time period.

EquityStation is a broker-dealer registered with the Securities and Exchange Commission ("SEC") and is a member of the National Association of Securities Dealers (NASD). The company is a Florida corporation incorporated on July 22, 1999. EquityStation offers institutional traders, hedge funds, and professional traders a suite of services designed to advance their trading through cutting-edge trading technologies and routing software, hedge fund incubation, capital introduction and custodial services.

OUR COMPANY. We are a diversified financial services company committed to meeting the financial needs of high net-worth investors, institutions focused on portfolio growth and management strategies, and high growth emerging companies seeking capital. The Company's principal activities are provided by four business units: Retail Brokerage offers securities brokerage services including the sale of equities, mutual funds and fixed income products. Investment Banking assists emerging growth private and public companies develop sound strategic plans and access capital. Wholesale Trading operation provides wholesale market-making services for nearly 2000 Over-the-Counter Bulletin Board and NASDAQ Small Cap stocks to national and regional full-service broker-dealers, electronic discount brokers, and institutional investors. Institutional Services provides investment, technology and research services to institutional fund managers and other institutional investors.

In the execution of our business strategy, the Company has created a Website, www.vfinance.com, that reaches a worldwide audience of individuals looking to create wealth through equity investments in both their personal portfolios and their businesses. Our Website is a leading destination for entrepreneurs, owners of small and medium businesses looking for capital, venture capitalists and private (i.e. Angel) and institutional investors seeking equity investments in high growth companies. Each month our Website attracts an estimated 80,000 business owners from over 100 countries and communicates to approximately 60,000 high net-worth individuals and institutional investors. Our Website is typically listed by search engines as one of the top sites for relevant content. In addition, over 5,000 Websites have links to our Website including Microsoft Network, Dow Jones, THE WALL STREET JOURNAL, ENTREPRENEUR MAGAZINE, INC., Stanford University, and Yahoo!. Our business model is scalable as a) the Website provides sales leads to our Retail Brokerage, Investment Banking, and Institutional Services Divisions and b) the firm has structured its Banking and Brokerage business to take advantage of an Independent Contractor model allowing the firm to expand and contract without the costs and liabilities associated with employees and offices. Due to the Website's large, global audience of entrepreneurs and venture investors, the Company uses it to collect, measure and analyze data on entrepreneurial activity. The Company uses its proprietary research to publish reports on the entrepreneurial economy that provide the firm's clients with proprietary insights to investment opportunities.

RECENT FINANCINGS

The Company entered into two agreements with financial institutions to increase our resources. The discussion below is qualified in its entirety by reference to the copies of the agreements attached as exhibits to this filed report.

On November 28, 2001, we entered into a Note Purchase Agreement, as amended on November 30, December 14, December 28, 2001, February 13 and March 4, 2002 (collectively, the "Agreement"), with SBI Investments (USA) Inc. ("SBI"). Under the terms of the Agreement, SBI provided a loan to us in the amount of $975,000 in the form of a 48-month non-interest bearing, convertible note (the SBI Note"). The SBI Note is convertible at SBI's option into as many as 3,421,052 shares of our common stock at $0.285 per share. During year 2002, the SBI Note was reduced by $225,000 as a portion of the SBI Note was converted into 789,474 shares of the Company's common stock. During February and March of 2004, $721,500 of the SBI Note was converted into 3,344,298 shares of the Company's common stock. Of this amount, $545,000 was converted into 2,725,000 shares of the Company's common stock at a discounted rate of $0.20 per share under a special arrangement offered by the Company to encourage further equity participation by SBI, which resulted in a $231,625 conversion premium expense during the first quarter of 2004. The remainder, $176,500, was converted into 619,298 shares at the stated conversion rate of $0.285 per share. In April of 2004, the remaining balance was converted into 100,000 shares of common stock of the Company at the original stated conversion rate of $.285 per share. The issuance of the common stock was exempt from registration pursuant to Section 4
(2) of the Securities Act of 1933, as amended, because the commons stock was acquired in a privately negotiated transaction by sophisticated investors. Accordingly, the balance due SBI at December 31, 2003 was $750,000 and 2004 was $0.

On January 25, 2002, the Company entered into a Credit Agreement, as amended on April 12, 2002, with UBS Americas, Inc. ("UBS"). Under the terms of the Credit Agreement, UBS provided the Company with a revolving credit facility for up to $3,000,000 for the purpose of supporting the expansion of our brokerage business or investments in infrastructure to expand our operations and our broker-dealer operations. The loan had a term of 4 years, was required to be repaid in full by January 2005, and accrued interest at LIBOR plus a LIBOR margin of 2% if the loan was repaid within a month or 5% if it was outstanding more than a month. The Company borrowed $1,500,000 under the credit facility on January 28, 2002 leaving an additional $1,500,000 available. In June 2003, Fidelity Investments, on behalf of its clearing division, National Financial Services LLC, Member NYSE/SIPC, a Fidelity Investments company ("NFS"), announced that it had acquired Correspondent Services Clearing ("CSC"), an affiliate of UBS and vFinance Investments' clearing firm at the time. The credit facility stayed with UBS subsequent to the acquisition giving rise to potential breaches under such credit facility as well as precluding the Company from drawing an additional $1,500,000 thereunder. During March 2004, NFS agreed to directly pay down the UBS credit facility in the amount of $1,500,000 pursuant to a guaranty Fidelity Investments made to UBS as part of their original acquisition of the CSC clearing division. As a result, the Company was relieved from $1,500,000 in debt but no longer had the ability to obtain an additional $1,500,000 under the credit facility or assert any claims against UBS or NFS regarding this transaction and credit facility. During March 2004, the Company entered into a clearing agreement with NFS. The new clearing agreement required NFS to pay to vFinance, over a five year period beginning January 2004, a monthly incentive bonus not to exceed $25,000 per month up to $1,500,000, based on a formula that the Company believes is very achievable. Accordingly, NFS has been paying $25,000 per month related to this incentive calculation and such amount, $300,000 through December 31, 2004, has been included in the attached statements of operations as "other brokerage related income". The new clearing agreement also required NFS to provide the Company with $200,000 to assist the Company with transition costs related to the conversion from CSC to NFS. This amount was paid to vFinance in March 2004 and was included in the first quarter's statements of operations as a reduction to clearing and transaction costs. In consideration for these incentives, NFS required a termination fee of $1,700,000 should vFinance discontinue using NFS' services. This fee is reduced, pro rata, annually over the five year term of the agreement. The Company began clearing through NFS during May 2004.

OUR BUSINESS

RETAIL AND TRADING BUSINESS. The largest portion of our revenues 85% in 2004 and 82% in 2003 was attributable to commissions generated by our brokerage and trading activities through our wholly owned broker-dealer subsidiary, vFinance Investments. vFinance Investments' Retail Brokerage and Trading Divisions buys and sells securities for its customers from other dealers on an agency basis, and charges its customers a commission for its services. Such commission revenue is derived from brokerage transactions in listed and over-the-counter securities and mutual fund securities. vFinance Investments has agreements with numerous mutual fund management companies pursuant to which it sells shares in a variety of mutual funds. Mutual fund commissions are derived from standard dealers' discounts that are a small percentage of the purchase price of the shares depending upon the terms of the dealer agreement and the size of the transaction. In addition, most funds permit vFinance Investments to receive additional periodic fees based upon the customer's investments maintained in particular funds.

INVESTMENT BANKING. A significant portion of our revenues in our last fiscal year were derived from the success fees generated by our vFinance Investments' Investment Banking Division (12% in 2004) (14% in 2003). We assist emerging growth private and public companies by (i) developing sound strategic plans,
(ii) obtaining equity, mezzanine, bridge, or acquisition capital, (iii) executing strategically sound acquisitions or divestiture strategies, (iv) raising capital in the public markets, and (v) maximizing shareholder value by conducting recapitalizations or other liquidity transactions. As consideration for such services, we are paid retainers and success fees, based on the percentage of the total value of a transaction, which are contingent on the successful completion of a specified transaction. As part of our success fees, we periodically receive equity instruments and stock purchase warrants from companies for which we perform services in addition to cash paid for such services.

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

WHOLESALE TRADING BUSINESS. In support of the firm's retail brokerage, banking and institutional services businesses, we offer wholesale market-making services. vFinance Investments makes markets in nearly 2000 Over-the-Counter Bulletin Board and NASDAQ Small Cap stocks. The Company's customers are national and regional full-service broker-dealers, electronic discount brokers and institutional investors that require fast and efficient executions for each security. This expertise supports the firm's investment banking strategy of servicing high growth public companies that are looking for a financial services firm that is capable of assisting them in building broad-based market support for their securities. Market makers use the firm's capital, research, retail and systems resources to represent a stock and compete with other market makers. Operated primarily by electronic execution, buyers and sellers meet via computer to make bids and offers. Each market maker competes for "customer order flow" by displaying buy and sell quotations for a guaranteed number of shares in a security. Once an order is received, the market maker will immediately purchase for or sell from its own inventory, or seek the other side of the trade until it is executed, often in a matter of seconds. The market maker generates all of its revenue from the difference between the price paid when a security is bought and price received when that security is sold or the price received when the security is shorted and the price received when the short is covered.

INSTITUTIONAL SERVICES. A critical element of the Company's business strategy is to identify institutional quality investments that offer high returns. The Institutional Services Division ("ISD") supports that mission by providing institutional investment managers, primarily hedge fund managers, a complete array of services designed to enhance portfolio performance. Hedge funds represent the fastest growing segment of the money management market and by definition are focused on achieving positive returns for their investors while controlling risk. ISD accomplishes its mission by offering fund managers access to investment opportunities and independent research products that boost return on investment. Additionally, we offer fund managers the ability to reduce their transaction costs by offering them access to our trading desk for illiquid securities and automated trading systems for their liquid transactions. ISD has a mutually beneficial relationship with the Company's Investment Banking Division ("IBD") as fund managers looking for investment opportunities fund IBD's corporate clients and having relationships with fund managers creates opportunities to increase the number and quality of IBD clients.

INTERNET STRATEGY (www.vfinance.com). vFinance Holdings, Inc., operates a financial services Website or "channel" on the World Wide Web located at http://www.vfinance.com. With an estimated 3.4 million visitors annually, the Website reaches a global audience of entrepreneurs, CEOs, and private and institutional investors in over 150 countries. The Website provides sales leads to our investment banking, brokerage and institutional services divisions. The Website is the premier destination for search phrase "venture capital" and "raising capital". Website visitors have convenient access to a variety of financial services, proprietary business development tools, searchable databases, and daily news. The website has over 80,000 "opted in" subscribers that receive a daily newsletter on private funding. The Website features our database of venture capital firms and angel investors accessible with vSearch, our proprietary Web-based data mining tool that allows entrepreneurs to search potential funding sources by different criteria, including, geography, amount of funds required, industry, stage of corporate development, or keyword. Much of the information on the website is provided free of charge, however, we do charge nominal fees for the use of proprietary search engines and premium services such as our business planning services.


ADMINISTRATION, OPERATIONS, SECURITIES TRANSACTIONS PROCESSING AND CUSTOMER ACCOUNTS

Our operating subsidiaries, vFinance Investments and EquityStation, do not hold any funds or securities for customers. Instead, they use the services of clearing agents on a fully disclosed basis. These clearing agents process all securities transactions and maintain customer accounts on a fee basis. Customer accounts are protected through the SIPC for up to $500,000, of which coverage for cash balances is limited to $100,000. In addition, all customer accounts of vFinance Investments are fully protected by an Excess Securities Bond providing protection for the account's entire net equity (both cash and securities). The services of our subsidiaries' clearing agents include billing and credit control as well as receipt, custody and delivery of securities. The clearing agents provide the operational support necessary to process, record, and maintain securities transactions for our subsidiary's brokerage activities. They provide these services to our subsidiary's customers at a total cost which we believe is less than it would cost us to process such transactions on our own. The clearing agents also lend funds to our subsidiaries' customers through the use of margin credit. These loans are made to customers on a secured basis, with the clearing agents maintaining collateral in the form of saleable securities, cash or cash equivalents. vFinance Investments and Equity Station have agreed to indemnify the clearing brokers for losses they incur on these credit arrangements.


COMPETITION

vFinance Investments and EquityStation, our subsidiaries, encounter competition in all aspects of their business. Many of their competitors have significantly greater financial, technical, marketing and other resources. National retail firms such as Merrill Lynch Pierce Fenner & Smith Incorporated, Salomon Smith Barney, Inc. and Morgan Stanley/Dean Witter dominate the industry. Our subsidiaries also compete with numerous regional and local firms. In addition, a number of firms offer discount brokerage services to retail customers and generally effect transactions at substantially lower commission rates on an "execution only" basis, without offering other services such as investment recommendations and research. Moreover, there is substantial commission discounting by full-service broker-dealers competing for institutional and retail brokerage business. The emergence of online trading has further intensified the competition for brokerage customers. With the exception of offering certain trading platforms to institutional clients and portfolio managers, our subsidiaries do not offer online trading services to retail customers. The continued expansion of discount brokerage firms and online trading could adversely affect our retail business. Other financial institutions, notably commercial banks and savings and loan associations, offer customers some of the same services and products presently provided by securities firms. While it is not possible to predict the type and extent of competing services which banks and other institutions ultimately may offer to customers, our subsidiaries may be adversely affected to the extent those services are offered on a large-scale basis. We compete through our advertising and recruiting programs for registered representatives interested in potentially joining our Company.


GOVERNMENT REGULATION

REGULATION OF THE SECURITIES INDUSTRY AND BROKER-DEALERS. Our business is subject to extensive regulation applicable to the securities industry in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. In general, broker-dealers are required to register with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Exchange Act, every registered broker-dealer that does business with the public is required to be a member of and is subject to the rules of the NASD. The NASD administers qualification testing for all securities principals and registered representatives for its own account and on behalf of the state securities authorities. vFinance Investments and EquityStation are broker-dealers registered with the SEC and members of the NASD.

Our broker-dealers are also subject to regulation under state law. vFinance Investments and EquityStation are currently registered as broker-dealers in all 50 states and the District of Columbia. The NASD approved the change of ownership to us of (i) Union Atlantic Capital, L.C. from Pinnacle Capital Group, L.C., (ii) First Level Capital, Inc. from NW Holdings, Inc. and (iii) First Colonial Securities Group, Inc. A recent amendment to the federal securities laws prohibits the states from imposing substantive requirements on broker-dealers that exceed those imposed under federal law. The amendment, however, does not preclude the states from imposing registration requirements on broker-dealers that operate within their jurisdiction or from sanctioning these broker-dealers who have engaged in misconduct.

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

As of December 31, 2004, the minimum amount of net capital required to be maintained by vFinance Investments was $1,000,000 and the minimum amount of net capital required to be maintained by our wholly owned subsidiary, EquityStation was $100,000. A significant operating loss or any unusually large charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse affect on our business and operations. vFinance Investments and EquityStation are members of Securities Investor Protection Corporation ("SIPC")which provides, in the event of the liquidation of a broker-dealer, protection for clients' accounts up to $500,000, subject to a limitation of $100,000 for claims for cash balances. vFinance Investments clients' accounts are carried on the books and records of NFS and Jefferies. NFS has obtained additional insurance from a private insurer in an amount equal to $4,500,000 for the benefit of our clients' accounts with vFinance Investments that is supplemental to SIPC protection. The client accounts for Equity Station are carried on the books and records of Merrill Lynch, Pierce, Fenner & Smith ("Merrill Lynch").

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

As our services, through our subsidiaries, are available over the Internet in multiple jurisdictions, and as we, through our subsidiaries, have numerous clients residing in these jurisdictions, these jurisdictions may claim that our subsidiaries are required to qualify to do business as a foreign corporation in each such jurisdiction. While vFinance Investments and EquityStation are currently registered as broker-dealers in the jurisdictions described in this report, vFinance Investments, EquityStation and our non-broker dealer subsidiaries are qualified to do business as a foreign corporation in only a few jurisdictions. Failure to qualify as an out-of-state or foreign corporation in a jurisdiction where it is required to do so could subject us to taxes and penalties for the failure to qualify.


INTELLECTUAL PROPERTY

We own the following federally registered marks: vFinance, Inc.(R), vFinance.com, Inc.(R), AngelSearch(R).


EMPLOYEES

At December 31, 2004, we employed the following personnel:
         Position            Salaried    Contract      Total
----------------------------------------------------------------
Officers                        7            0           7
Administration                  16           5          21
Brokers                         6           128         134
Traders                         17           4          21
Investment Bankers              10           4          14
Web Operations                  2            0           2
----------------------------------------------------------------
          Totals                58          141         199
================================================================

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


RISKS RELATED TO OUR COMPANY

In addition to other information in this report, the following risks should be considered in evaluating our condition and prospects. These risks may have a material effect on our operating results.

WE HAVE A LIMITED OPERATING HISTORY. AS A RESULT, IT MAY BE DIFFICULT EVALUATING OUR BUSINESS AND PROSPECTS.

We have a limited operating history. We only commenced our broker-dealer operations in the middle of 2000. In addition, we completely restructured our broker-dealer operations in 2001 through the acquisition of two firms and their merger into a single operation. We purchased our hedge fund management business in mid-2001, but we decided to liquidate such funds. Our website has been in existence since 1995. In 2004, we acquired a second broker-dealer, EquityStation, which has been in operation since mid 1999. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development. These risks are particularly severe among companies in new and rapidly evolving markets such as online business development services and those in regulated industries such as the securities industry. It may be difficult or impossible to accurately forecast our operating results and to evaluate our business and prospects based on our historical results.

WE HAVE HAD SUBSTANTIAL LOSSES SINCE INCEPTION

Prior to 2003, the Company had sustained substantial losses in each year since its inception due to ongoing operating expenses and a lack of revenues sufficient to offset those operating expenses. We have raised capital to fund ongoing operations by private sales of our securities, some of which sales have been highly dilutive and involved considerable expense. Although we had net income of $2,774,435 for the year ended December 31, 2004 and net income of $311,415 for the year ended December 31, 2003, we incurred a net loss of $2,235,298 for the year ended December 31, 2002 and prior years had even larger net losses. The profit generated in 2004, was largely the result of debt forgiveness on our $1.5 million dollar loan which is non-recurring. As of December 31, 2004, we had an accumulated deficit of $20,815,806.We expect to spend significant amounts to enhance our products and technologies, and to expand domestic and international sales and operations. As a result, we will need to continue to generate significant additional revenue to maintain our recent profitability and generate sufficient working capital to fund our planned spending. Even if we do maintain profitability, we may not be able to increase profitability on a quarterly or annual basis. If we do not increase our profitability, the market price for our common stock may further decline.

Obtaining future financing may be costly and could be dilutive to existing stockholders. If we are not able to obtain financing when and in the amounts needed, and on terms that are acceptable, our operations, financial condition and prospects could be materially adversely affected, and we could be forced to curtail our operations or sell part or all of our assets.


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

These parties may default on their obligations owed to us due to bankruptcy, lack of liquidity, operational failure or other reasons. This risk may arise, for example, from:

- holding securities of third parties;
- executing securities trades that fail to settle at the required time due to non - delivery by the counterparty or systems failure by clearing agents, exchanges, clearing houses or other financial intermediaries; and
- extending credit to clients through bridge or margin loans or other arrangements.

Significant failures by third parties to perform their obligations owed to us could adversely affect our revenues and perhaps our ability to borrow in the credit markets.

WE MAY HAVE DIFFICULTY RETAINING OR RECRUITING OUR INDEPENDENT CONTRACTORS

vFinance Investments is dependent upon the independent contractor model for our retail brokerage business. As such, approximately 90% of our retail registered representatives are independent contractors. We are exposed to the risk that a large group of independent contractors leave the firm or decide to affiliate with another firm and that we are unable to recruit suitable replacements. A loss of a large group of our independent contractors could have a material adverse impact on our ability to generate revenue in the retail brokerage business.

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

OUR DIRECTORS AND EXECUTIVE OFFICERS CONTROL APPROXIMATELY 30% OF OUR COMMON STOCK AND MAY HAVE INTERESTS DIFFERING FROM THOSE OF OTHER STOCKHOLDERS.

At December 31, 2004, our directors and executive officers controlled approximately 30% of our outstanding common stock, directly as stockholders and indirectly through control relationships with other stockholders. There is no supermajority vote in our Certificate of Incorporation. These directors and executive officers, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions including mergers, consolidations and the sale of substantially all of our assets. This control could have the effect of delaying or preventing a third party from acquiring or merging with us, which could hinder shareholders' ability to receive a premium for their shares.

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

OUR OPERATING BROKER-DEALER SUBSIDIARIES EXTEND CREDIT TO THEIR CLIENTS AND ARE SUBJECT TO RISKS AS A RESULT.

Our broker dealers, vFinance Investments and EquityStation clear all transactions for customers on a fully disclosed basis with their clearing brokers, NFS, Jefferies and Merrill Lynch, respectively. These clearing brokers carry and clear all customer securities accounts. A limited portion of the customer securities activities for both broker dealers are transacted on a "margin" basis, pursuant to which credit is extended to customers, which (a) is secured by cash and securities in customer accounts, or (b) involve (i) "short sales" (i.e., the sale of securities not yet purchased) or (ii) the purchase and sale of commodity futures contracts, substantially all of which are transacted on a margin basis. These risks are increased during periods of volatile markets in which the value of the collateral held could fall below the amount borrowed by clients. If margin requirements are not sufficient to cover losses, the broker dealers may be required to sell or buy securities at prevailing market prices and incur losses to satisfy its client obligations.

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

OUR SUCCESS AND ABILITY TO COMPETE DEPEND TO A SIGNIFICANT DEGREE ON OUR INTELLECTUAL PROPERTY

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

ADDITIONAL DILUTION AS A RISK TO STOCKHOLDERS.

As of December 31, 2004, the Company had 39,571,134 shares of common stock outstanding, options to purchase a total of 10,538,214 shares of common stock and warrants to purchase a total of 8,096,422 shares of common stock. We are authorized to issue up to 75,000,000 shares of common stock and are therefore able to issue additional shares without being required to obtain shareholder approval. If we issue additional shares, or if our existing shareholders exercise or convert their outstanding options or notes, our other shareholders may find their holdings drastically diluted, which if it occurs, means that they will own a smaller percentage of the Company.


ITEM 2. DESCRIPTION OF PROPERTY.

The Company leases office space in four locations. The following chart provides information related to these lease obligations:

         Office Location              Approximate                   Expiration
                                    Square Footage  Lease Rental       Date
--------------------------------------------------------------------------------

3010 N. Military, Boca Raton, FL         15,756      $ 501,130       2/28/2009
880 Third Ave., New York, NY              3,098      $ 182,520       6/30/2008
131 Gaither Drive, Mount Laurel, NJ       1,400      $ 19,600        7/31/2006
1 Revmont Drive, Shrewsbury, NJ           1,249      $ 27,659       10/31/2005


Our corporate headquarters are located at 3010 North Military Trail, Boca Raton, Florida 33431, where Colonial Direct Financial Group, Inc. leased approximately 15,750 square feet. The Company terminated the original lease and entered into a new lease in January 2003, as amended on October 31, 2003 and March 26, 2004. The January 2003 lease reduced the size of the leased space to approximately 9,877 square feet. On November 12, 2004, the Company entered into a new amendment in which the Company expanded the size of its premises to include an additional 5,879 rentable square feet of space effective January 1, 2005 (the "effective date").As of the effective date, the lease was amended such that the premises shall be deemed to contain a total of 15,756 rentable square feet. The lease expiration date was also extended to February 28, 2009.

On December 15, 2004, we entered into a new lease at 880 Third Avenue, New York, New York to replace our two previous leases in the same building which expired on December 31, 2004. We now have offices on the twelfth floor with an annual rental of $188,520 for approximately 3,098 square feet. The lease expires on June 30, 2008.

On August 1, 2004, the Company entered into a lease in Mt. Laurel , New Jersey. The opening of this office was part of the Company's disaster recovery plan implemented in order to be able to provide our clients with uninterrupted service. The lease is for approximately 1,400 square feet with an annual rental of $19,600 and expires on July 31, 2006.

On September 4, 2003, we entered into a lease for our Shrewsbury, New Jersey office. The lease is for approximately 1,249 square feet with an annual rental of $27,659 and expires October 31, 2005.

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

The business of vFinance Investments and EquityStation involve substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied customers for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions that generally seek rescission and substantial damages.

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

On August 20, 2001, we entered into a Securities Exchange Agreement by means of which we acquired the membership interests in two related companies, Critical Investments, LLC, a Delaware limited liability company ("Critical Investments"), and Critical Advisors, L.L.C., a Virginia limited liability company ("Critical Advisors"). Critical Investments manages Critical Infrastructure Fund, L.P. ("Critical Infrastructure LP"), a Delaware limited partnership. Critical Advisors manages Critical Infrastructure Fund, Ltd. ("Critical Infrastructure Ltd."), an international business company organized and existing under the laws of the British Virgin Islands and receives (i) a management fee equal to 1% of the net asset value of Critical Infrastructure Ltd. and (ii) a performance fee equal to 20% of the increase in net asset value of Critical Infrastructure Ltd. Critical Infrastructure LP and Critical Infrastructure Ltd. are the sole general partners in, owning 96% and 4%, respectively, and conduct their investment and trading activity through Critical Infrastructure Fund (BVI), LP, a limited partnership organized and existing under the laws of the British Virgin Islands, which holds a portfolio of securities. A determination has been made to liquidate the funds. The SEC is conducting a non-public investigation relating to Critical Infrastructure LP, Critical Investments and Critical Advisors. The Company is cooperating with this investigation. Critical Investments and Critical Advisors changed their names to vFinance Investors, LLC and vFinance Advisors, LLC, respectively, subsequent to the acquisition.

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

On October 23, 2002, Henry Shoemaker, III, filed a claim with the NASD against First Level Securities, now known as vFinance Investments, Inc., stating among other things, that there was a breach of fiduciary duties resulting in a loss of $570,000. This matter went to the arbitration panel during 2004 and Mr. Shoemaker was awarded $15,000. Mr. Shoemaker filed an action in the Parish of Orleans requesting that the arbitration be vacated. vFinance Investments filed a motion to remove the matter to Federal Court. Federal Court denied his request to vacate the arbitration. Mr. Shoemaker then appealed to Federal Courts ruling to the United States Court of Appeal for the 5th Circuit. This matter is still pending.

On January 12, 2003, MP 830 Third Avenue LLC ( the Landlord), filed a claim against First Colonial, vFinance, Inc. and vFinance Investments Inc. in the Supreme Court of the State of New York, alleging the abandonment of leased facilities and seeking payment of the related rent. The lease was for a term of seven years expiring on December 31, 2006. First Colonial allegedly ceased paying rent as of July 1, 2002. After applying First Colonial's security deposit of $200,000, the Landlord is seeking $59,868 plus any further rent due until such time as they can successfully lease the premises at a similar rate. This matter was settled on December 6, 2004 in the amount of $100,000.

On April 15, 2003, Ms. Madeline Moore filed a claim with the NASD against vFinance Investments, Inc. in the amount of $150,527 claiming a breach of fiduciary duties. This matter was settled on February 27, 2004 in the amount of $125,000.

On October 17, 2003, we were advised by the staff of the SEC that it intended to recommend that the SEC institute enforcement proceedings against vFinance Investments and one of its former employees. The SEC claims that vFinance Investments and its former employee failed reasonably to supervise the alleged illegal trading activities over a period of approximately two months of one of our broker/dealer's former securities traders with respect to one publicly traded security that resulted in vFinance Investments earning $11,000 in commissions related to that one security over the two month period. As of December 31, 2004, the Company has included an accrual of $50,000 for estimated expenses. On March 17,2005 we were advised by a member of the staff of the SEC that the SEC had accepted our offer to settle the matter. Pursuant to the terms of the settlement, vFinance Investments is required to make its first payment of the $50,000 penalty ($16,667) within 30 days of the entry of the Order. In addition, the Company will need to retain, within 60 days of the date of the Order, an independent consultant to conduct a review of vFinance's existing procedures regarding the supervision of traders to ensure that they are adequate. The Company believes that this matter will not have a material adverse affect on its business and operations.

On November 13, 2003, UBUY Holdings, Inc., f/k/a E-PAWN.COM, Inc., and Steven Bazuly, for and on behalf of all of the shareholders of UBUY Holdings, Inc. filed an amended complaint for damages and consequential damages against vFinance Investments, Inc. and approximately 60 other defendants in the United States District Court for the Southern District of Florida stating, among other things, that there were violations of certain securities rules and regulations. The Company has not yet been served with this complaint, but in the event it is, the Company believes that their claim is without merit and will vigorously defend this action.

On March 15, 2004 Joseph & Joan Barr filed a claim with the NASD against Pittsford Capital Markets, vFinance Investments, Inc. and others, claiming that VFIN was the successor firm to Pittsford Capital Markets and alleging, among other things, that in 1998 he purchased Private Placements that were unsuitable. The claim alleged damages of $700,000. The Company believes their claim is without merit and is vigorously defending the action.

On or about February 28, 2005, Knight Equity Markets, L.P. ("Knight") commenced an arbitration proceeding with the National Association of Securities Dealers Inc. by filing a Statement of Claim against vFinance Investments, Inc., and one of vFinance's registered representatives, Steven Soskin. The matter is titled Knight Equity Markets, L.P. v. vFinance Investments, Inc., and Steven Soskin, NASD Case No. 05-01069. Knight alleges that vFinance and Mr. Soskin were engaged in a fraudulent scheme to buy various stocks at ex-dividend prices that vFinance and Mr. Soskin knew were subject to dividends. Knight further alleges that vFinance received $6.5 million in dividends that it was not otherwise entitled to receive. Knight seeks a declaration that vFinance was not entitled to receive the dividends, $6.5 million in damages, attorneys fees, costs and an unspecified amount of punitive damages. The matter is currently in the pleadings phase. . The primary customer involved in the subject stock purchases has now filed an action in the Supreme Court for the State of New York against Knight seeking a Declaratory Judgment and Equitable Relief with regard to the subject dividends. This action seeks a declaratory judgment that the customer is the rightful owner of the $5.8 million in dividends. The Company believes that Knight's claim is without merit, and the Company will vigorously defend the action.

We are engaged in a number of other legal proceedings incidental to the conduct of our business. These claims aggregate a range of $28,000 to $260,000.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal year 2004.

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

The following table sets forth the closing high and low bid information for our common stock for the periods indicated below, as reported by the National Quotation Bureau during such periods:

                                       High      Low
              2003

               1st Quarter             0.17      0.05
               2nd Quarter             0.26      0.06
               3rd Quarter             0.20      0.11
               4th Quarter             0.36      0.14

              2004

               1st Quarter             0.45      0.22
               2nd Quarter             0.37      0.31
               3rd Quarter             0.21      0.19
               4th Quarter             0.34      0.17



The foregoing quotations supplied by the National Quotations Bureau reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

We are authorized to issue 75,000,000 shares of common stock, of which 40,126,133 shares were issued and outstanding as of March 28, 2005. We are authorized to issue up to 2,500,000 shares of preferred stock, none of which are currently issued or outstanding. The number of stockholders of record for the common stock as of March 28, 2004 is 302.


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

The Company may receive equity instruments which include stock purchase warrants and common and preferred stock from companies as part of its compensation for investment-banking services that are classified as investments in trading securities on the balance sheet, if still held at the financial reporting date. Primarily all of the equity instruments are received from small public companies. The Company recognizes revenue for such stock purchase warrants when received based on the Black Scholes valuation model. On a monthly basis the Company recognizes unrealized gains or losses in the statement of operations based on the changes in value in the stock purchase warrants as determined by the Black Scholes valuation model. Realized gains or losses are recognized in the statement of operations when the related stock purchase warrant is exercised and sold. For the years ended December 31, 2004 and 2003, the Company recognized $419,365 and $777,669 of revenue in connection with the receipt of equity instruments.

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

As of December 31, 2004, certain transactions in process may result in the Company receiving equity instruments or stock purchase warrants in subsequent periods as discussed above. In such event, the Company will recognize revenue related to the receipt of such equity instruments consistent with the aforementioned policies.

The Company sells two types of listings through its website: (i) perpetual listings to venture capital vendors, who are interested in providing services to other companies or individuals; and (ii) three-month listings to entrepreneurs who have new business ideas to sell. Revenue related to the listings is generally recognized over the terms of such listings. Website revenues are concentrated primarily in the United States but are not concentrated in any particular region of the country or with any individual or group. Fees related to such listings are included in "other" in the statements of operations for the years ended December 31, 2004 and 2003.

CLEARING ARRANGEMENT. We do not carry accounts for customers or perform custodial functions related to customers' securities. We introduce all of their customer transactions, which are not reflected in these financial statements, to their respective clearing brokers, which maintain the customers' accounts and clear such transactions. Additionally, our clearing firms provides the clearing and depository operations for our proprietary securities transactions. These activities may expose our broker dealer to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing broker; in this event, our broker dealers have agreed to indemnify our clearing firms.

NET CAPITAL REQUIREMENT. As of December 31,2004, the minimum amount of net capital required to be maintained by vFinance Investments was $1,000,000. The minimum amount of capital required to be maintained by EquityStation was $100,000 pursuant to NASD requirements. However, EquityStation has agreed to maintain a minimum of $250,000 in net capital pursuant to its agreement with it clearing agent, Merrill Lynch.

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

STOCK BASED COMPENSATION. Upon the consummation of an advisory, consulting, capital or other similar transactions the Company may distribute equity instruments or proceeds from the sale of equity instruments to its employees. These distributions are made at the Company's discretion on a case by case basis as determined by the role of the employee and the nature of the transaction. At December 31, 2004 and 2003, no amounts were owed to employees of the Company in connection with equity investments received as compensation.

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


YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

STATEMENTS OF OPERATIONS

Business Environment

The securities industry is highly competitive and sensitive to many factors and is directly affected by general economic and market conditions, including the volatility and price level of securities markets; the trading volume, size, and timing of securities transactions; the demand for investment banking services and changes in interest rates. All such conditions have an impact on commissions, trading and investment income as well as on liquidity. In addition, a significant portion of the Company's expenses are relatively fixed and do not vary with market activity. Consequently, substantial fluctuations can occur in the Company's revenues and net income from period to period due to these and other factors.

In addition, the Company continues to face increasing competition from commercial banks and other large financial services firms as they begin to offer more investment banking and financial services traditionally provided by securities firms. The effect of the consolidation of the securities industry of recent years means that a variety of financial services companies have merged to offer a broader spectrum of investment products and such competitors have substantially greater financial resources than the Company. The Company is incurring additional expenses to comply with increased regulation from the Sarbanes-Oxley Act and the securities industry, particularly in the over-the-counter markets. At present, the Company is unable to predict the extent of the changes, or their potential effect on the Company's business.

Outlook

The Company will continue executing its plan for growth and profitability by investing in its core businesses and through merger and acquisition. Due to the many complexities of purchasing companies, the Company cannot predict its success in executing this strategy. The Company will leverage the substantial investments in technology and infrastructure made in 2004 by adding independent contractors to its retail brokerage and investment banking businesses. The Company will expand its institutional sales business by focusing on providing a full range of investment, research and trading services to the Hedge Fund Industry. Furthermore, the Company plans to find opportunities to expand its newly acquired emerging markets fixed income securities trading business.

Results of Operations

During 2004, the Company's revenues grew by 7.6% and continued its profitability from 2003, compared to the significant net losses incurred in prior years. The Company achieved operating profitability in each fiscal quarter even though the financial markets in fiscal 2004 were volatile. During the first quarter, net income was strong due to favorable market conditions, the recognition of a gain of $1,500,000 for the forgiveness of indebtedness, the recognition of a tax benefit in the amount of $400,000 and income received from its clearing agent in the amount of $200,000 which reduced transaction costs; this was offset by a one-time conversion premium expense in the amount of $231,625. Markets softened during the second quarter but the Company achieved profitability. The results for the third quarter were further impacted by continued unfavorable market conditions. In the fourth quarter, market conditions strengthened in the retail brokerage segment and the Company realized a gain of $775,489 on the sale of securities; this was offset by the reversal of the $400,000 tax benefit realized in the first quarter.

The following table and discussion summarizes the changes in the major revenue and expense categories for the past two years.

                                           Years ended December 31,
                              ------------------------ -----------  ---------
                                  2004         % of       2003       % of
                                             Revenues               Revenues
                              ------------- ---------- -----------  ---------
Revenues:
  Commissions - agency        $ 14,571,878        55%  $13,372,875        55%
  Trading Profits                5,156,842        20%    4,533,933        19%
  Success fees                   3,224,973        12%    3,549,453        15%
  Consulting and retainers         370,829         1%      468,168         2%
  Other brokerage related
  income                         2,567,489        10%    2,085,313         9%
  Other                            437,140         2%      468,724         2%
                              ------------- ---------- -----------  ---------
Total revenues                  26,329,151       100%   24,478,466       100%
                              ------------- ---------- -----------  ---------

Cost of revenues:
  Commissions                   14,624,914        55%   13,234,856        54%
  Clearing and transaction
  costs                          1,030,114         4%      934,884         4%
  Success                        1,346,272         5%    1,792,760         7%
  Consulting and retainers         224,916         1%      218,807         1%
  Other                              4,581         0%       16,138         0%
                              ------------- ---------- -----------  ---------
Total cost of revenues          17,230,797        65%   16,197,445        66%
                              ------------- ---------- -----------  ---------
Gross profit                     9,098,354        35%    8,281,021        34%
                              ------------- ---------- -----------  ---------

Other expenses:
  General and administrative     6,686,372        25%    6,776,221        28%
  Professional fees                157,370         1%      324,712         1%
  Provision for bad debts           85,567         0%      148,672         1%
  Legal litigation                 399,647         2%      327,499         1%
  Depreciation and
  amortization                     147,804         1%      118,619         0%
  Amounts forgiven under
  forgivable loans                  80,161         0%      152,902         1%
  Stock based compensation           5,294         0%       17,714         0%
                              ------------- ---------- -----------  ---------
Total other expenses             7,562,215        29%    7,866,339        32%
                              ------------- ---------- -----------  ---------

                              ------------- ---------- -----------  ---------
Income from operations           1,536,139         6%      414,682         2%
                              ------------- ---------- -----------  ---------
Gain on forgiveness of debt      1,500,000         6%            -         0%
Interest and dividend income
(expense)                         (221,704)       -1%     (103,267)        0%
                              ------------- ---------- -----------  ---------
Pre-Tax Net  Income              2,814,435        11%      311,415         1%
                              ------------- ---------- -----------  ---------
Federal Income Taxes               (40,000)        0%            -         0%
                              ------------- ---------- -----------  ---------
Net Income                    $  2,774,435        11%  $   311,415         1%
                              ============= ========== ===========  =========


Total revenues were $26,329,151 for the year ended December 31, 2004 as compared to $24,478,466 for the year ended December 31, 2003, an increase of $1,850,685, or 7.6 %. The increase in revenues was primarily related to Brokerage and Trading which increased $2,304,088, or 11.52% from the prior year, partially offset by a decrease in Investment Banking which decreased $421,819, or 10.50%, from the prior year. Overall, the Company believes that the increase in its operating revenues was a result of more favorable market conditions than in the prior year, the Global acquisition and expense reductions.

Cost of revenues was $17,230,797 for the year ended December 31, 2004 as compared to $16,197,445 for the year ended December 31, 2003, an increase of $1,033,352, or 6.4%. The increase was primarily due to the increase in commission expense corresponding to the increased revenues.

Gross profit was $9,098,354 for the year ended December 31, 2004 as compared to $8,281,021 for the year ended December 31, 2003, an increase of $817,333, or 9.9%. Gross profit margin for the year ended December 31, 2004 was 35% as compared to 34% for the year ended December 31, 2003. The increase in gross profit margin was due to an increase of $602,440 in realized profits from the sale of securities compared to the prior year with no corresponding expense and the $200,000 provided by NFS to assist the Company with transition costs related to the conversion from CSC to NFS.

General and administrative expenses were $6,686,372 for the year ended December 31, 2004 as compared to $6,776,221 for the year ended December 31, 2003, a decrease of $89,849, or 1.3%. This decrease was primarily attributable to cost saving measures that were implemented throughout the organization.

Professional fees were $157,370 for the year ended December 31, 2004 as compared to $324,712 for the year ended December 31, 2003, a decrease of $167,342, or 51.5%. The decrease was primarily due to decreases in accounting, legal and consulting fees largely attributable to the Company's increased utilization of its internal professional staff.

Provision for bad debts was $85,567 for the year ended December 31, 2004 as compared to $148,672 for the year ended December 31, 2003, a decrease of approximately $63,105, or 42.4%. The decrease was primarily due to a significant reduction in retainer fees, which often prove difficult to collect. Retainer fees are recognized as services are provided. We provide for credit losses at the time we believe accounts receivable may not be collectible. Our evaluation is made and recorded on a monthly basis. Credit losses have not exceeded management's expectations.

Legal litigation was $399,647 for the year ended December 31, 2004 as compared to $327,499 for the year ended December 31, 2003, an increase of $72,148, or 22%. As is typical in the industry, customers make claims regarding the Company's actions and the Company defends itself vigorously against such claims. The Company's cost of defending itself varies year-to-year depending on the volume of claims which are in process at any given time.

Depreciation and amortization was $147,804 for the year ended December 31, 2004 as compared to $118,619 for the year ended December 31, 2003, an increase of $29,185 or 25%. The increase is primarily due to the Company's investment in new systems and technologies as a strategy to introduce new services that exceed compliance requirements and offer a comprehensive business solution thereby increasing productivity while reducing regulatory risk.

The amount forgiven under forgivable loans was $80,161 for the year ended December 31, 2004 as compared to $152,902 for the year ended December 31, 2003, a decrease of $72,741, or 48%. This decrease was attributable to the fact that several years ago the Company discontinued its practice of providing forgivable loans to brokers as part of its recruitment efforts. Accordingly, there have been no additions to the outstanding balance and the remaining balance is simply being amortized over time.

Stock based compensation was $5,294 for the year ended December 31, 2004 as compared to $17,714 for the year ended December 31, 2003 a decrease of $12,420, or 70%. This amount primarily represents the amortization of deferred compensation to an outside consultant who was granted options from the Company in return for his services. The amount related to this consultant was fully recognized as of March 31, 2003. In addition, during January 2003, the Company granted warrants to its landlord related to the renegotiation of its lease and this amount is being amortized over the life of the lease.

Income from operations amounted to $1,536,139 for the year ended December 31, 2004 as compared to $414,682 for the year ended December 31, 2003, an increase of $1,121,457. The increase was primarily due to the higher revenues and the resulting gross profit and reduced operating expenses.

Income from forgiveness of indebtedness amounted to $1,500,000 for the year ended December 31, 2004, which was the result of NFS agreeing to pay down the UBS credit facility.

Interest expense, net of interest and dividend income, was $221,704 for the year ended December 31, 2004 as compared to $103,267 for the year ended December 31, 2003, an increase in the amount of $118,437. This increase was primarily attributable to the amount recorded as beneficial conversion premium on the SBI note.

We do not believe our operations are materially affected by inflation and or by seasonal fluctuations. Our main lines of business are directly affected by higher interest rates, the volatility and volume of the stock market and the capital markets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the year ended December 31, 2004 was $1,678,281 compared to $1,484,387 for the year ended December 31, 2003 an increase of $193,894. The increase in cash provided from operating activities is primarily attributable to improvement in net income offset by changes in working capital. The Company's net income for fiscal year 2004 was $2,774,435 versus $311,415 for fiscal year 2003. Net income in 2004 included a non-cash gain of $1,500,000 for forgiveness of debt.

Net cash used in investing activities for the year ended December 31, 2004 was $394,090 as opposed to $57,734 for the year ended December 31, 2003. The primary reason for the increase is due to investments in technology the Company made to introduce new services to our existing clients and our affiliates and to ensure that the firm was positioned to continuously service in clients in the event of either a manmade or natural disaster. As part of that investment, the Company revamped its entire data and communications infrastructure. The Company has implemented a fully operational disaster recovery plan that features fully redundant data center in Mt. Laurel, New Jersey. In order to finance these capital expenditures, the Company entered into lease agreements (discussed below under cash provided by financing). The increase in cash used in investing activities was offset by the cash received as part of the acquisition of EquityStation.

Net cash provided by financing activities for the year ended December 31, 2004 was $188,303 as opposed to $130,000 for the year ended December 31, 2003. The increase is primarily due to the Company entering into certain capital lease agreements to finance its investment in information technology equipment.

The Company believes that its cash on hand is sufficient to meet its working capital requirements over the next 12 months. However, the Company may seek additional debt or equity financing in order to carry out its long-term business strategy. Such funding may be a result of bank borrowings, public offerings, private placements of equity or debt securities, or a combination thereof.

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


                                  YEAR      AMOUNT

                                  2005  $  828,484
                                  2006     797,233
                                  2007     764,543
                                  2008     599,654
                                  2009      85,897
                                        ----------
                                 TOTAL  $3,075,811
                                        ==========

Total rent expense under operating leases, including space rental, totaled approximately $690,414 and $700,464 for the years ended December 31, 2004 and 2003.

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

SUBSEQUENT EVENTS

Subsequent to December 31, 2004, the Company came to an agreement in principle with The Center for Innovative Entrepreneurship ("CIE"), a nonprofit organization, to develop www.vfinance.com as a platform for academic-quality research on entrepreneurial activities and to produce the Company's proprietary vFinance Entrepreneurial Confidence Index ("VECI") and sector research reports, and to provide educational and informational services to entrepreneurs with start-ups and other early-stage firms. The Company also agreed to enter into a management services agreement to provide management, administrative and technical support services for CIE. It is anticipated that the Company and CIE will enter into definitive documentation evidencing these agreements in April 2005.

ITEM 7. FINANCIAL STATEMENTS.

                                 vFinance, Inc.

                        Consolidated Financial Statements

                     Years ended December 31, 2004 and 2003

                                    CONTENTS



Report of Independent Registered Public Accounting Firm.................. F-1

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

Consolidated Statements of Operations ..................................  F-3

Consolidated Statements of Shareholders' Equity.......................... F-4

Consolidated Statements of Cash Flows.................................... F-5

Notes to Consolidated Financial Statements............................... F-6

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders vFinance Inc., & Subsidiaries

We have audited the accompanying balance sheet of vFinance Inc., & Subsidiaries, as of December 31, 2004 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of vFinance Inc., & Subsidiaries, at December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.


                                                    /s/ Sherb & Co., LLP
                                                    Certified Public Accountants


Boca Raton, Florida
March 29, 2005
                                 vFINANCE, INC.
                           CONSOLIDATED BALANCE SHEET


                                                            December 31, 2004
                                                          ----------------------

Assets:
    Current Assest:
       Cash and cash equivalents                          $           5,256,308
       Due from clearing broker                                         667,074
       Investments in trading securities                                916,365
       Accounts receivable, net of allowance
         for doubtful accounts of $6,014                                 89,545
       Forgivable loans-employees                                         6,597
       Notes receivable-employees                                       168,702
       Prepaid expenses and other current assets                         97,908
                                                          ----------------------


    Total current assets                                              7,202,499

    Furniture and equipment, at cost:
       Furniture and equipment                                          905,465
       Internal use software                                            158,500
                                                          ----------------------
                                                                      1,063,965
    Less accumulated depreciation                                      (565,526)
                                                          ----------------------
    Net furniture and equipment                                         498,439

    Goodwill                                                          1,866,848
    Other assets                                                        264,605
                                                          ----------------------

Total Assets                                              $           9,832,391
                                                          ======================



Liabilities and Shareholders' Equity:
    Current liabilities:
       Accounts payable                                   $           1,134,148
       Accrued payroll                                                1,568,086
       Other accrued liabilities                                        526,233
       Income tax payable                                                40,000
       Securities sold, not yet purchased                                67,470
       Capital lease obligations                                         65,355
       Other                                                             34,097
                                                          ----------------------

    Total current liabilities                                         3,435,389

       Capital lease obligations, long term                             122,948

    Shareholders' Equity:
       Series A Convertible Preferred Stock $0.01 par
       value, 122,500 shares authorized, 0 shares issued
       and outstanding                                                        -
       Series B Convertible Preferred Stock $0.01 par
       value, 50,000 shares authorized, 0 shares issued
       and outstanding                                                        -
       Common stock $0.01 par value, 75,000,000 shares
       authorized, 39,571,133 issued and outstanding                    395,716
       Additional paid-in-capital                                    26,713,557
       Deferred compensation                                            (19,411)
       Accumulated deficit                                          (20,815,808)
                                                          ----------------------

    Total Shareholders' Equity                                        6,274,054
                                                          ----------------------

Total Liabilities and Shareholders' Equity                $           9,832,391
                                                          ======================




                             See Accompanying Notes
                                 vFINANCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Years Ended December 31,
                                                 2004                 2003
                                       -------------------  -------------------

Revenues:
     Commissions - agency              $       14,571,878   $       13,372,875
     Trading profits                            5,156,842            4,533,933
     Success Fees                               3,224,973            3,549,453
     Consulting and retainers                     370,829              468,168
     Other brokerage related income             2,567,489            2,085,313
     Other                                        437,140              468,724
                                       -------------------  -------------------

Total revenues                                 26,329,151           24,478,466
                                       -------------------  -------------------

Cost of revenues:
     Commissions                               14,624,914           13,234,856
     Clearing and transaction costs             1,030,114              934,884
     Success                                    1,346,272            1,792,760
     Consulting and retainers                     224,916              218,807
     Other                                          4,581               16,138
                                       -------------------  -------------------

Total cost of revenues                         17,230,797           16,197,445
                                       -------------------  -------------------

Gross profit                                    9,098,354            8,281,021
                                       -------------------  -------------------

Other expenses:
     General and administrative                 6,686,372            6,776,221
     Professional fees                            157,370              324,712
     Provision for bad debt                        85,567              148,672
     Legal litigation                             399,647              327,499
     Depreciation and amortization                147,804              118,619
     Amounts forgiven under
     forgivable loans                              80,161              152,902
     Stock based compensation                       5,294               17,714
                                       -------------------  -------------------

Total other expenses                            7,562,215            7,866,339
                                       -------------------  -------------------

Income from operations                          1,536,139              414,682

Gain on forgiveness of debt                     1,500,000                    -
Interest and dividend
income (expense)                                 (221,704)            (103,267)
                                       -------------------  -------------------

Pre-tax Net Income                              2,814,435              311,415

Federal income tax                                (40,000)                   -
                                       -------------------  -------------------

Net Income available to
common shareholders                    $        2,774,435   $           311,415
                                       ===================  ===================

Net Income per share:
     Basic                                         $ 0.08               $ 0.01
                                       ===================  ===================

Weighted average number of common
shares used in computing basic net
income per share                               33,773,336           29,609,104
                                       ===================  ===================

     Diluted                                        $ 0.08               $ 0.01
                                       ===================  ===================

Weighted average number of common
shares used in computing diluted net
income per share                               35,840,248           29,963,446
                                       ===================  ===================



                             See Accompanying Notes
                                 vFinance, Inc.
                 Consolidated Statements of Shareholders' Equity


                                       Preferred Stock   Common Stock      Additional Paid  Deferred     Accumulated  Shareholders'
                                                                                 in
                                       Shares Amount   Shares     Amount  Capital Common   Compensation     Deficit     Equity

Balance at December 31, 2002                -     -  28,351,570 $ 283,520 $ 24,151,798     $ (12,420)  $ (23,901,658) $  521,240
Issuance of shares in conjunction with
share purchase agreement                              1,500,000    15,000      115,000                                   130,000
Amortization of Deferred Compensation                                                         12,420                      12,420
Acquisition of JSM                                                              80,000                                    80,000
Issuance of stock purchase warrants in
conjunction with lease agreement                              -                 30,000       (30,000)                          -
Amortization of Deferred Compensation                                                          5,295                       5,295
Net Income                                                                                                   311,415     311,415
                                       ------------------------------------------------------------------------------------------
Balance at December 31, 2003                -     -  29,851,570 $ 298,520 $ 24,376,798     $ (24,705)  $ (23,590,243) $1,060,370
Partial conversion of promissory note                 3,344,298    33,443      688,057                                   721,500
Conversion Premium on promissory note                                          231,625                                   231,625
Imputed Interest write off                                                    (128,438)                                 (128,438)
Amortization of Deferred Compensation                                                          5,294                       5,294
Partial conversion of promissory note                   100,000     1,000       27,500                                    28,500
Issuance of shares in conjunction with
acquisition of EquityStation Inc. and
Global Partners                                       6,275,265    62,753    1,518,015                                 1,580,768
Net Income                                                                                                 2,774,435   2,774,435
                                       ------------------------------------------------------------------------------------------
Balance at December 31, 2004                -     -  39,571,133 $ 395,716 $ 26,713,557     $ (19,411)  $ (20,815,808) $6,274,054
                                       ==========================================================================================


                             See Accompanying Notes
                                 vFINANCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Years ended December 31,
                                                            -------------------------------------------
                                                                      2004                   2003
                                                            --------------------   --------------------

OPERATING ACTIVITIES
Net income                                                  $         2,774,435    $           311,415
      Adjustments to reconcile net income to
          net cash provided by operating activities:
              Non-cash fees received                                   (419,365)              (777,669)
              Gain on forgiveness of debt                            (1,500,000)                     -
              Depreciation and amortization                             147,804                118,619
              Provision for doubtful accounts                            79,817                146,672
              Non-cash compensation                                       5,492                395,961
              Conversion premium expense                                231,625                      -
              Accretion of debt discount                                 18,349                 73,393
              Unrealized loss (gain) on investments, net                211,854                 80,348
              Unrealized loss (gain) on warrants                        (41,194)                43,292
              Amount forgiven under forgivable loans                     80,161                152,902
              Stock based compensation                                    5,294                 17,714
              Changes in operating assets and liabilities:
                 Accounts receivable                                     26,196                (39,638)
                 Due from clearing broker                              (297,984)               (72,995)
                 Notes receivable - employees                            14,527                (17,365)
                 Investments in trading securities                      328,880                497,932
                 Other assets and liabilities                           (39,440)              (103,471)
                 Accounts payable and accrued liabilities                68,140                643,066
                 Securities, sold not yet purchased                     (16,310)                14,211
                                                            --------------------   --------------------

Net cash provided by operating activities                             1,678,281              1,484,387

INVESTING ACTIVITIES
      Cash acquired in acquisition                                       56,221
      Purchase of capital lease equipment                              (204,583)                     -
      Purchase of equipment                                            (245,728)               (57,734)
                                                            --------------------   --------------------

Net cash used in investing activities                                  (394,090)               (57,734)

FINANCING ACTIVITIES
      Proceeds from capital lease                                       204,583                      -
      Payments of capital lease                                         (16,280)                     -
      Proceeds from issuance of common stock
          related to private placement                                        -                130,000
                                                            --------------------   --------------------

Net cash provided by financing activities                               188,303                130,000

Increase in cash and cash equivalents                                 1,472,494              1,556,653
Cash and cash equivalents at beginning of year                        3,783,814              2,227,161
                                                            --------------------   --------------------

Cash and cash equivalents at end of period                  $         5,256,308    $         3,783,814
                                                            ====================   ====================




                             See Accompanying Notes
vFinance, Inc.

                 Notes to the Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

vFinance, Inc. is a holding company engaged in the financial services business where our strategic focus is on servicing the needs of high net-worth and institutional investors and high growth companies. Through our principal operating subsidiary, vFinance Investments, Inc., a licensed broker-dealer, we provide investment banking, retail and institutional brokerage services in all 50 states and the District of Columbia. The Company also operates a second broker-dealer, EquityStation, Inc. ("EquityStation") which offers institutional traders, hedge funds and professional traders a suite of services designed to enhance their trading by offering services such as trading technology, routing software, hedge fund incubation, capital introduction and custodial services. The Company, through its website www.vfinance.com, provides financial information services to entrepreneurs and venture investors.


2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts have been eliminated in consolidation.

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

The Company may receive equity instruments which include stock purchase warrants and common and preferred stock from companies as part of its compensation for investment-banking services that are classified as investments in trading securities on the balance sheet, if still held at the financial reporting date. These instruments are stated at fair value in accordance with SFAS #115 "Accounting for certain investments in debt and equity securities". Primarily all of the equity instruments are received from small public companies. The Company recognizes revenue for such stock purchase warrants, when received, based on the Black Scholes valuation model. The revenue recognized related to the other equity instruments is determined based on available market information, discounted by a factor reflective of the expected holding period for those particular equity instruments. For the years ended December 31, 2004 and 2003, the Company recognized $419,365 and $777,669, respectively, of revenue in connection with the receipt of equity instruments. On a monthly basis the Company recognizes unrealized gains or losses in its statement of operations based on the changes in value of equity instruments. Realized gains or losses are recognized in the statement of operations when the related equity instrument is sold.

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

Upon the consummation of an advisory, consulting, capital or other similar transactions the Company may distribute equity instruments or proceeds from the sale of equity instruments to its employees. These distributions are made at the Company's discretion on a case by case basis as determined by the role of the employee and the nature of the transaction. At December 31, 2004 and 2003, no amounts were owed to current employees of the Company in connection with equity investments received as compensation.

As of December 31, 2004, certain transactions in process may result in the Company receiving equity instruments or stock purchase warrants in subsequent periods as discussed above. In such event, the Company will recognize revenue related to the receipt of such equity instruments consistent with the aforementioned policies.

vFinance, Inc.

Revenue Recognition (continued)

The Company sells two types of listings through its website: (i) perpetual listings to venture capital vendors, who are interested in providing services to other companies or individuals; and (ii) three-month listings to entrepreneurs who have new business ideas to sell. Revenue related to the listings is generally recognized over the terms of such listings. Website revenues are concentrated primarily in the United States but are not concentrated in any particular region of the country or with any individual or group. Fees related to such listings are included in "other" in the statements of operations for the years ended December 31, 2004 and 2003.


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

Accounts and Notes Receivable

Accounts and notes receivable balances are reviewed monthly to determine the collectibility of such receivables. The Company records both a specific and general reserve on such balances as deemed appropriate.

Investments

Investments are classified as investments in trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. Investments in trading securities include both trading account assets and equity instruments which the Company has received as part of its compensation for investment banking services. At December 31, 2004, investments consisted of common stock, corporate bonds and common stock purchase warrants held for resale.

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

Net unrealized gains related to investments in trading securities as of December 31, 2004, and 2003, aggregated $170,660 and $123,640, respectively. Net realized gains related to investments in trading securities as of December 31, 2004 and 2003 aggregated $1,087,741 and $485,302, respectively.

vFinance, Inc.

Investments in trading securities and securities sold, not yet purchased, consist of trading and investment securities at market values at December 31, 2004, as follows:

                                        Owned        Sold, not yet purchased
             ---------------------------------------------------------------

              Corporate Stocks   $  787,876           $      67,470
              Warrants              128,489
             ---------------------------------------------------------------
              Total              $  916,365           $      67,470
             ===============================================================



At December 31, 2004, restricted equity securities had an aggregate fair value of $96,139.

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

vFinance, Inc.

Furniture and Equipment

Furniture and equipment are stated on the basis of cost less accumulated depreciation and consists primarily of computer equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, 2-5 years, for financial reporting purposes. Depreciation expense for the years ended December 31, 2004 and 2003, totaled $147,804 and $118,619, respectively. Included in Furniture and Equipment is approximately $200,000 of equipment acquired under capital leases.



Goodwill

The carrying value of goodwill as well as other long-lived assets are reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the assets will not be recoverable, as determined based on the undiscounted estimated cash flows of the Company over the remaining amortization period, the Company's carrying values of the assets would be reduced to their estimated fair values in accordance with Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("FAS 144"). Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. As a result of the acquisition of EquityStation and certain assets of Global in November 2, 2004, the Company recorded goodwill in the amount of $1,446,848. The Company had goodwill of $1,866,848 and $420,000 as of December 31, 2004 and December 31, 2003, respectively, which constituted approximately 19% and 7%, respectively, of our total assets. Management evaluates this balance on an ongoing basis and believes that there has not been an impairment of its Goodwill or long-lived assets as of December 31, 2004.

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

Statement of Cash Flows

Supplemental disclosure of cash flow information:


Non-cash items affecting the statement of cash flows are as follows:

                                                  2004                2003
                                           ------------------   ----------------

Cash paid for interest during the year     $          34,008    $       125,717

Non-cash items affecting investing and
financing activities:

 Conversion Premium expense                $         231,625    $             -
                                           ==================   ================
 Imputed Interest                          $          18,349    $             -
                                           ==================   ================
 Common Stock issued for payment of Note   $         750,000    $             -
                                           ==================   ================
 Common Stock issued for Acquisition       $       1,580,768    $             -
                                           ==================   ================




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

Forgivable Loans

In order to remain competitive in the marketplace, the Company previously granted forgivable loans to certain employees. The terms of the loans ranged from two to five years with scheduled maturity dates from 2002 to 2005. For each year the employee is in good standing with the Company, the Company forgives a ratable portion of the loan and charges this amount to compensation expense. If the employee is terminated, the principal balance is due and payable within 120 days. The loans do not bear interest and interest is not imputed as collectibility of any such interest would not be probable. As of December 31, 2004, the balance of the forgivable loans was $6,597, which is scheduled for forgiveness in 2005.

vFinance, Inc.

Due from Clearing Broker

Receivables from brokers and dealers consist primarily of amounts due from the Company's clearing organization, which provides clearing and depository services for brokerage transactions on a fully disclosed basis.

3. ACQUISITIONS

On November 2, 2004, vFinance's wholly-owned subsidiary, vFinance Investments completed its acquisition of certain assets of Global and 100% of the issued and outstanding equity securities of EquityStation, all of which were owned by Level2, a subsidiary of Global. These transactions are subject to the approval of the National Association of Securities Dealers, Inc.

In accordance with the terms of the acquisition agreements, the Company delivered into escrow 8,324,690 restricted shares of the Company's common stock, and warrants to purchase 3,299,728 shares of the Common Stock at a price of $0.11 per share. All of the shares of EquityStation were also delivered into escrow. Subject to (a) any indemnification claims under the acquisition agreements and (b) the financial performance of EquityStation and the business of Global acquired by vFinance Investments over the periods specified in the escrow agreement, all or a portion of the Shares and the Warrants will be distributed to Global and Level2. As determined pursuant to the financial performance calculation in the escrow agreement, 2,199,425 of the Shares and 871,805 of the Warrants are subject to cancellation in accordance with the terms of the escrow agreement. When the escrow agreement is terminated, all of the shares of EquityStation will be distributed to vFinance Investments, and the holders of the Shares and Warrants will be entitled to certain piggyback registration rights. The Company also entered into a standstill agreement with each of Marcos Konig, Harry Konig and Salomon Konig, to provide restrictions on certain actions for a defined time period.

As remuneration for providing advisory services to Global in connection with the acquisitions, Scott J. Saunders ("Saunders") received 150,000 restricted shares of the Common Stock. The shares received by Saunders are not subject to the escrow agreement, registration rights agreement or standstill agreement.

Goodwill was determined as follows; 6,125,265 common shares issued to Global and EquityStation, 150,000 common shares issued to Saunders valued at $1,192,300 or $0.19 per share, 2,427,923 warrants valued at $0.16 per warrant or $388,468 using the Black-Scholes valuation model, and legal fees in the amount of $47,863 for a total purchase price of $1,628,631. The Company acquired net assets of $181,783 and allocated the difference between the purchase price and the net assets acquired of $1,446,848 as goodwill.

In accordance with Financial Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" we have included all vested stock options issued by the Company in exchange for outstanding awards held by employees of the acquired company as part of the purchase price.

The following Pro Forma Combined Financial Statements of Global, EquityStation and vFinance gives effect to the acquisition of certain assets of Global and 100% of the issued and outstanding equity securities of EquityStation, under the purchase method of accounting prescribed by Accounting Principles Board Opinion No. 16, Business Combinations. These pro forma statements are presented for illustrative purposes only. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable.

vFinance, Inc.

                                 VFINANCE, INC.
                   Pro Forma Combined Statement of Operations
                      For the Year Ended December 31, 2004

                              vFinance       Global    EquityStation  Pro Forma    Pro Forma
                                            Partners                 Adjustments
REVENUE
   Commissions                $14,571,878 $    186,402  $1,764,299   $     -       $ 16,522,579
   Trading Profits              5,156,842    2,868,675       2,489         -          8,028,006
   Success Fees                 3,224,973            -           -         -          3,224,973
   Consulting and Retainers       370,829            -           -         -            370,829
   Other Brokerage Related
   Income                       2,567,489            -           -         -          2,567,489
   Other Income                   437,140      388,714           2         -            825,856
                              ------------ ------------ -----------  ------------  -------------
                               26,329,151    3,443,791   1,766,790         -         31,539,732
                              ============ ============ ===========  ============  =============

COST OF REVENUES
   Commissions                 14,624,914    1,675,493     456,037         -         16,756,444
   Clearing and Transaction
   Costs                        1,030,114      674,469     665,853         -          2,370,436
   Success                      1,346,272            -           -         -          1,346,272
   Consulting and Retainers       224,916        2,760           -         -            227,676
   Other                            4,581        2,363       1,278         -              8,222
                              ------------ ------------ -----------  ------------  -------------
                               17,230,797    2,355,085   1,123,168         -         20,709,050
                              ============ ============ ===========  ============  =============

GROSS PROFIT                    9,098,354    1,088,707     643,621         -         10,830,682
                              ------------ ------------ -----------  ------------  -------------
EXPENSES
   General and Administrative   6,686,372    1,808,585     802,936         -          9,297,893
   Professional Fees              157,370        6,635         260         -            164,265
   Provision for Bad Debt          85,567            -           -         -             85,567
   Legal litigation               399,647       94,921      18,414         -            512,982
   Depreciation and
   Amortization                   147,804       18,869           -         -            166,673
   Amounts Forgiven under
   Forgivable Loans                80,161            -           -         -             80,161
   Stock Based Compensation         5,294            -           -         -              5,294
                              ------------ ------------ -----------  ------------  -------------
                                7,562,215    1,929,010     821,610         -         10,312,834
                              ------------ ------------ -----------  ------------  -------------
INCOME (LOSS) From Operations   1,536,139     (840,303)   (177,988)        -            517,848
                              ------------ ------------ -----------  ------------  -------------

   Gain on Forgiveness of
   Debt                         1,500,000            -           -         -          1,500,000
   Interest and Dividend
   Income (Expense)              (221,704)       3,131       7,520                     (211,053)
                              ------------ ------------ -----------  ------------  -------------

PRE TAX NET INCOME (LOSS)       2,814,435     (837,172)   (170,468)        -          1,806,795

   Federal Income Tax             (40,000)           -           -         -            (40,000)
                              ------------ ------------ -----------  ------------  -------------

NET INCOME (LOSS) Available
to Shareholders               $  2,774,435 $  (837,172) $ (170,469)  $     -       $  1,766,795
                              ============ ============ ===========  ============  =============




4. NET CAPITAL REQUIREMENT

Both vFinance Investments and EquityStation are subject to the Securities and Exchange Commission Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the "applicable" exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At December 31, 2004, vFinance Investments had net capital of $2,641,131, which was $1,641,131 in excess of its required net capital of $1,000,000.EquitySation had net capital of $271,121 that was $171,121 in excess of its required net capital of $100,000.

vFinance Investments' aggregate indebtedness to net capital ratio was to 0.9 to 1 in 2004.Equity Station's aggregate indebtedness to net capital ratio was 0.36 to 1. vFinance Investments and EquityStation qualify under the exemptive provisions of Rule 15c3-3 under Section (k)(2)(ii) of the Rule, in that they do not carry security accounts of customers or perform custodial functions related to customer securities.

vFinance, Inc.

5. RELATED PARTY TRANSACTIONS

On November 16, 2004, the Company entered into new agreements ("Primary Employment Agreements") to amend and restate certain employment agreements dated November 8, 1999 between the Company's Chief Executive Officer and President, who is the beneficial owner of 15% and 19.7% of the total outstanding common shares of the Company at December 31, 2004 and 2003, respectively, and the Company's Chief Operating Officer and Chairman, who is the beneficial owner of 15% and 19.7% of the total outstanding common shares of the Company at December 31, 2004 and 2003, respectively (collectively the "Primary Shareholders"), as amended on January 5, 2001, July 2, 2001 and January 7, 2002 (the "Previous Employment Agreement"). Under the terms of the Primary Employment Agreements, which shall be for a three year period and shall automatically extend for a one year period on each anniversary date thereafter unless the Company has provided a non-renewal notice thirty (30) days prior to an anniversary date as directed by a majority vote of the board of directors, each individual shall receive (i) an initial base salary of $257,000 per annum which shall increase 5% per annum beginning January 1, 2005 and each year thereafter and will be reviewed by the Board at least annually and may be increased (but not decreased) from time to time as Board may determine; (ii) discretionary bonuses and/or interim cash bonuses and/or other bonuses when and in such amounts as may be determined by the Company's board of directors based on each individuals performance, the Company's performance and/or other factors; provided that the Board shall meet at least annually to review employees' bonus entitlements; and (iii) incentive compensation paid quarterly no later than the 45th day following the end of quarter primarily based on performance of the Company and its respective subsidiaries. The Primary Employment Agreements also contain provisions related to change of control.

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

vFinance, Inc.

6. INCOME TAXES

The components of the Company's tax provision for the years ended December 31, 2004 and 2003 were as follows:

                                                Year Ended December 31, 2004
                                           -------------------------------------
                                               2004                   2003
                                           --------------         --------------
Current income tax expense                 $      40,000          $           -
Deferred income tax (benefit)                    (40,000)                     -
                                           --------------         --------------
                                           $           -          $           -


Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company's deferred income tax assets and liabilities consist of the following:


                                                  Year Ended December 31, 2004
                                                  ---------------------------------------------------
                                                           2004                        2003
                                                  -----------------------      ----------------------
Net operating loss carryforwards                  $            3,282,787       $           4,250,848
Unrealized losses                                                 65,809                      45,906
Goodwill impairment                                                    -                   2,775,663
Allowance for doubtful accounts                                    2,319                      74,522
Depreciation                                                      11,573                      (6,613)
                                                  -----------------------      ----------------------
Gross deferred income tax assets                               3,362,488                   7,140,326

Deferred income tax asset valuation
  allowance                                                   (3,322,488)                 (7,140,326)
                                                  -----------------------      ----------------------
Net deferred income tax assets                    $               40,000       $                   -



Net operating loss carryforwards totaled approximately $8,575,000 at December 31, 2004. The net operating loss carryforwards will begin to expire in the year 2021 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at December 31, 2004 and 2003, due to the uncertainty of realizing the deferred tax assets.

The company was subject to an approximate $40,000 alternative minimum tax for the tax year ending December 31, 2004. Such amount may be carried forward as a tax credit to offset regular tax in future years.

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the period ended December 31, 2004 and 2003:


                                                              Year Ended December 31, 2004
                                                     -------------------------------------------------
                                                             2004                       2003
                                                     ----------------------     ----------------------
Tax expense (benefit) at federal rate (35%)          $             971,052      $             106,000
Nondeductible expenses                                           2,806,786                   (116,665)
Alternative Minimum Tax                                             40,000                          0
Change in valuation allowance                                   (3,817,838)                    10,665
                                                     ----------------------     ----------------------
Net income tax (benefit) allowance                   $                   -      $                   -




Utilization of the Company's net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382.

vFinance, Inc.

7. SHAREHOLDERS' EQUITY

The Company is authorized to issue up to 2,500,000 shares of Preferred Stock. 122,500 shares were designated as Series A Convertible Preferred Stock, par value $0.01 per share, and 50,000 shares were designated as Series B Convertible Preferred Stock, par value $0.01 per share. As of December 31, 2004 there are no Preferred Stock outstanding.

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

As of December 31, 2003 the SBI note payable balance was $750,000 and was netted against the $146,787 corresponding asset imputed interest.

During February and March of 2004, $721,500 of the SBI Note was converted into 3,344,298 shares of the Company's common stock. Of this amount, $545,000 was converted into 2,725,000 shares of the Company's common stock at a discounted rate of $0.20 per share under a special arrangement offered by the Company to encourage further equity participation by SBI, which resulted in a $231,625 conversion premium expense during the first quarter of 2004. The remainder, $176,500, was converted into 619,298 shares at the stated conversion rate of $0.285 per share. In April of 2004, the remaining balance was converted into 100,000 shares of common stock of the Company at the original stated conversion rate of $.285 per share. The issuance of the common stock was exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended, because the common stock was acquired in a privately negotiated transaction by sophisticated investors. Accordingly, the balance due SBI at December 31, 2003 was $750,000 and 2004 was $0.

vFinance, Inc.

7. SHAREHOLDERS' EQUITY (CONTINUED)

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

During the first quarter of 2004, the Company granted stock options to purchase an aggregate of 1,625,000 shares of the Company 's common stock to certain employees of the Company. The exercise prices of these options range from $.20 to $.28. During the second quarter of 2004, the Company granted stock options to purchase an aggregate of 105,000 shares of the Company's common stock to two employees of the Company. The exercise price of these options was $0.35. During the third quarter of 2004, the Company granted stock options to purchase an aggregate of 205,000 shares of the Company's common stock to certain employees of the Company. The exercise prices of these options range from $0.19 to $0.36. During the fourth quarter of 2004, the Company granted stock options to purchase an aggregate of 2,202,502 shares of the Company 's common stock to certain employees of the Company. The exercise prices of these options range from $0.19 to $0.28. The option grants were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, because the individuals receiving the options are sophisticated investors who have knowledge of all material information about the Company.

A summary of the stock option activity for the years ended December 31, 2004 and 2003 is as follows:


                                                   Weighted
                                                    Average
                                              Exercise   Number of   Exercise Price
                                               Price      Shares       Per Option
                                             ---------  ----------   --------------
Outstanding Options at December 31, 2002      0.50      4,471,664      0.15 - 6.00
  Granted                                     0.20      7,635,349      0.15 - 0.22
  Forfeited                                   0.49     (1,760,802)     0.21 - 4.13
                                                       -----------
Outstanding Options at December 31, 2003      0.29     10,346,211      0.15 - 6.00
  Granted                                     0.21      4,137,502      0.19 - 0.36
  Forfeited                                   0.23     (3,945,500)     0.15 - 0.35
                                                       -----------
Outstanding Options at December 31, 2004      0.28     10,538,213      0.15 - 2.25
                                                       ===========

The following table summarizes information concerning stock options outstanding at December 31, 2004

                       Weighted
                       Average
                       Exercise                             Number
                        Price                             Outstanding
                      --------                            -----------
                        $0.15                                350,000
                         0.19                              1,860,002
                         0.20                              1,280,000
                         0.21                              3,700,497
                         0.22                                 50,000
                         0.23                                  2,500
                         0.25                                  5,000
                         0.28                                200,000
                         0.32                                890,000
                         0.35                              1,554,215
                         0.36                                120,000
                         0.50                                100,000
                         0.55                                 69,000
                         0.63                                142,500
                         0.70                                 39,000
                         1.00                                 18,000
                         2.25                                157,499
                                                          -----------
                                                          10,538,213
                                                          ===========
vFinance, Inc.

7. SHAREHOLDERS' EQUITY (CONTINUED)


A summary of the warrant activity for the years ended December 31, 2004 and 2003 is as follows:


                                             Weighted
                                              Average
                                              Exercise    Number of      Exercise Price
                                               Price        Shares         Per Option
                                              --------   -----------      --------------
Outstanding Warrants at December 31, 2002     2.15        4,108,499         0.35 - 7.20
  Granted                                     0.25        1,290,000         0.15 - 2.25
                                                         -----------
Outstanding Warrants at December 31, 2003     1.70        5,398,499         0.35 - 7.20
  Granted                                     0.16        2,927,923         0.15 - 0.16
  Forfeited                                   0.44         (230,000)        0.35 - 2.50
                                                         -----------
Outstanding Warrants at December 31, 2004     1.18        8,096,422         0.15 - 7.20
                                                         ===========


The following table summarizes information concerning warrants outstanding at December 31, 2004.


                                 Weighted
                                 Average
                                 Exercise                Number
                                 Price               Outstanding
                                 --------             -----------

                                  0.15                   750,000
                                  0.26                 2,427,923
                                  0.20                 1,000,000
                                  0.35                 1,773,500
                                  0.63                   400,000
                                  2.25                   625,000
                                  2.50                   290,000
                                  6.00                   129,999
                                  7.20                   700,000
                                                       ---------
                                                       8,096,422
                                                       =========

The weighted average grant-date fair value of warrants granted equaled $0.16 and $0.25 for the years ended December 31, 2004 and 2003, respectively. The weighted average grant-date fair value of options granted during the year equaled $0.21 and $0.20 for the years ended December 31, 2004 and 2003, respectively. For purposes of pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over their respective vesting periods.

Options granted to employees are exercisable according to the terms of each agreement, ranging from one month to four years. At December 31, 2004 and 2003, 5,779,766 and 4,916,608 options outstanding were exercisable with weighted average exercise prices of $.35 and $.37, respectively. At December 31, 2004 and 2003, 7,920,172 and 4,745,999 warrants outstanding were exercisable with weighted average exercises prices of $1.15 and $1.75, respectively.

Pro forma information regarding net income (loss) is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method. The fair value for options and warrants granted was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: for 2004 risk-free interest rates of 3.31%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 1.12 for options and warrants and an expected life of the options and warrants of 4-5 years; for 2003: risk-free interest of 3.28%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 2.131; and an expected life of the options and warrants of 4-5 years. The Company's pro forma net income for the year ended December 31, 2004 is $2,287,230 and the pro forma net loss for the year ended December 31, 2003 is $128,971. The Company's pro forma basic and diluted net income per share for the year ended December 31, 2004 is $0.07 and $0.06, respectively. Pro forma basic net loss per share for the year ended December 31, 2003 is $0.00.

vFinance, Inc.

The Company recorded deferred compensation of $5,294and $17,714 during the years ended December 31, 2004 and 2003, respectively, in connection with the grants of stock options, primarily to outside consultants, with exercise prices lower than the deemed fair value per share of the Company's common stock on the date of the grants. The Company had an unamortized balance of $ 12,420 at December 31, 2002 fully amortized during 2003. In addition, during 2003 the Company granted 250,000 warrants, valued at $30,000, to its landlord in relation to the renegotiation of the lease on its headquarters. This balance is being amortized over the term of the lease. At December 31, 2004 the remaining unamortized balance was $19,409.


8. DEBT

On January 25, 2002, the Company entered into a Credit Agreement, as amended on April 12, 2002, with UBS Americas, Inc. ("UBS"). Under the terms of the Credit Agreement, UBS provided the Company with a revolving credit facility for up to $3,000,000 for the purpose of supporting the expansion of our brokerage business or investments in infrastructure to expand our operations and our broker-dealer operations. The loan had a term of 4 years, was required to be repaid in full by January 2005, and accrued interest at LIBOR plus a LIBOR margin of 2% if the loan was repaid within a month or 5% if it was outstanding more than a month. The Company borrowed $1,500,000 under the credit facility on January 28, 2002 leaving an additional $1,500,000 available. In June 2003, Fidelity Investments, on behalf of its clearing division, National Financial Services LLC, Member NYSE/SIPC, a Fidelity Investments company ("NFS"), announced that it had acquired Correspondent Services Clearing ("CSC"), an affiliate of UBS and vFinance Investments' clearing firm at the time. The credit facility stayed with UBS subsequent to the acquisition giving rise to potential breaches under such credit facility as well as precluding the Company from drawing an additional $1,500,000 thereunder. During March 2004, NFS agreed to directly pay down the UBS credit facility in the amount of $1,500,000 pursuant to a guaranty Fidelity Investments made to UBS as part of their original acquisition of the CSC clearing division. As a result, the Company was relieved from $1,500,000 in debt but no longer had the ability to obtain an additional $1,500,000 under the credit facility or assert any claims against UBS or NFS regarding this transaction and credit facility. During March 2004, the Company entered into a clearing agreement with NFS. The new clearing agreement required NFS to pay to vFinance, over a five year period beginning January 2004, a monthly incentive bonus not to exceed $25,000 per month up to $1,500,000, based on a formula that the Company believes is very achievable. Accordingly, NFS has been paying $25,000 per month related to this incentive calculation and such amount, $300,000 through December 31, 2004, has been included in the attached statements of operations as "other brokerage related income". The new clearing agreement also required NFS to provide the Company with $200,000 to assist the company with transition costs related to the conversion from CSC to NFS. This amount was paid to vFinance in March 2004 and was included in the first quarter's statements of operations as a reduction to clearing and transaction costs. In consideration for these incentives, NFS required a termination fee of $1,700,000 should vFinance discontinue using NFS' services. This fee is reduced, pro rata, annually over the five year term of the agreement. The Company began clearing through NFS during May 2004.


As discussed in Note 7, the Company entered in to a Note Purchase Agreement with SBI Investments (USA), Inc. ("SBI"). As of December 31, 2003 the SBI note payable balance was $750,000. During 2004, the balance of the Note was converted into 3,444,298 shares of the Company's common stock. Of this amount, $545,000 was converted into 2,725,000 shares of the Company's common stock at a discounted rate of $0.20 per share under a special arrangement offered by the Company to encourage further equity participation by SBI, which resulted in a $231,625 conversion premium expense during the first quarter of 2004. Accordingly, the balance due SBI at December 31, 2003 was $750,000 and 2004 was $0.

vFinance, Inc.

9. COMMITMENTS AND CONTINGENCIES

The Company leases office space under the terms of operating leases. The following chart shows lease obligations including rental of real property and equipment.



                                     YEAR     AMOUNT

                                     2005  $  828,484
                                     2006     797,233
                                     2007     764,543
                                     2008     599,654
                                     2009      85,897
                                           -----------
                                    TOTAL  $3,075,811
                                           ===========


Total rent expense under operating leases, including space rental, totaled $690,415 and $700,464 for the years ended December 31, 2004 and 2003.


Capital lease obligations at December 31, 2004 consisted of the following:

                                                                 2004
                                                         -------------------

    Obligation under capital lease                       $          188,303
    Less current maturities                                         (65,355)
                                                         -------------------
                                                         $          122,948
                                                         ===================







Future minimum lease payments for equipment under capital leases at December 31, 2004 are as follows:

                2005                     $           74,417
                2006                                 74,417
                2007                                 55,049
                                         -------------------
   Total minimum lease payments                     203,883
   Less amount representing interest                (15,580)
                                         -------------------
   Present value of net minimum lease               188,303
   Less current portion                             (65,355)
                                         -------------------
                                         $          122,948
                                         ===================
vFinance, Inc.

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

The business of vFinance Investments and EquityStation involve substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied customers for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions that generally seek rescission and substantial damages.

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

On August 20, 2001, we entered into a Securities Exchange Agreement by means of which we acquired the membership interests in two related companies, Critical Investments, LLC, a Delaware limited liability company ("Critical Investments"), and Critical Advisors, L.L.C., a Virginia limited liability company ("Critical Advisors"). Critical Investments manages Critical Infrastructure Fund, L.P. ("Critical Infrastructure LP"), a Delaware limited partnership. Critical Advisors manages Critical Infrastructure Fund, Ltd. ("Critical Infrastructure Ltd."), an international business company organized and existing under the laws of the British Virgin Islands and receives (i) a management fee equal to 1% of the net asset value of Critical Infrastructure Ltd. and (ii) a performance fee equal to 20% of the increase in net asset value of Critical Infrastructure Ltd. Critical Infrastructure LP and Critical Infrastructure Ltd. are the sole general partners in, owning 96% and 4%, respectively, and conduct their investment and trading activity through Critical Infrastructure Fund (BVI), LP, a limited partnership organized and existing under the laws of the British Virgin Islands, which holds a portfolio of securities. A determination has been made to liquidate the funds. The SEC is conducting a non-public investigation relating to Critical Infrastructure LP, Critical Investments and Critical Advisors. The Company is cooperating with this investigation. Critical Investments and Critical Advisors changed their names to vFinance Investors, LLC and vFinance Advisors, LLC, respectively, subsequent to the acquisition.

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

On October 23, 2002, Henry Shoemaker, III, filed a claim with the NASD against First Level Securities, now known as vFinance Investments, Inc., stating among other things, that there was a breach of fiduciary duties resulting in a loss of $570,000. This matter went to the arbitration panel during 2004 and Mr. Shoemaker was awarded $15,000. Mr. Shoemaker filed an action in the Parish of Orleans requesting that the arbitration be vacated. vFinance Investments filed a motion to remove the matter to Federal Court. Federal Court denied his request to vacate the arbitration. Mr. Shoemaker then appealed to Federal Courts ruling to the United States Court of Appeal for the 5th Circuit. This matter is still pending.

On January 12, 2003, MP 830 Third Avenue LLC ( the Landlord), filed a claim against First Colonial, vFinance, Inc. and vFinance Investments Inc. in the Supreme Court of the State of New York, alleging the abandonment of leased facilities and seeking payment of the related rent. The lease was for a term of seven years expiring on December 31, 2006. First Colonial allegedly ceased paying rent as of July 1, 2002. After applying First Colonial's security deposit of $200,000, the Landlord is seeking $59,868 plus any further rent due until such time as they can successfully lease the premises at a similar rate. This matter was settled on December 6, 2004 in the amount of $100,000.

vFinance, Inc.

On April 15, 2003, Ms. Madeline Moore filed a claim with the NASD against vFinance Investments, Inc. in the amount of $150,527 claiming a breach of fiduciary duties. This matter was settled on February 27, 2004 in the amount of $125,000.

On October 17, 2003, we were advised by the staff of the SEC that it intended to recommend that the SEC institute enforcement proceedings against vFinance Investments and one of its former employees. The SEC claims that vFinance Investments and its former employee failed reasonably to supervise the alleged illegal trading activities over a period of approximately two months of one of our broker/dealer's former securities traders with respect to one publicly traded security that resulted in vFinance Investments earning $11,000 in commissions related to that one security over the two month period. As of December 31, 2004, the Company has included an accrual of $50,000 for estimated expenses. On March 17,2005 we were advised by a member of the staff of the SEC that the SEC had accepted our offer to settle the matter. Pursuant to the terms of the settlement, vFinance Investments is required to make its first payment of the $50,000 penalty ($16,667) within 30 days of the entry of the Order. In addition, the Company will need to retain, within 60 days of the date of the Order, an independent consultant to conduct a review of vFinance's existing procedures regarding the supervision of traders to ensure that they are adequate. The Company believes that this matter will not have a material adverse affect on its business and operations.

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


On March 15, 2004 Joseph & Joan Barr filed a claim with the NASD against Pittsford Capital Markets, vFinance Investments, Inc. and others, claiming that vFinance Investments was the successor firm to Pittsford Capital Markets and alleging, among other things, that in 1998 he purchased Private Placements that were unsuitable. The claim alleges damages of $700,000. The Company believes their claim is without merit and is vigorously defending the action.

On or about February 28, 2005, Knight Equity Markets, L.P. ("Knight") commenced an arbitration proceeding with the National Association of Securities Dealers Inc. by filing a Statement of Claim against vFinance Investments, Inc., and one of vFinance's registered representatives, Steven Soskin. The matter is titled Knight Equity Markets, L.P. v. vFinance Investments, Inc., and Steven Soskin, NASD Case No. 05-01069. Knight alleges that vFinance and Mr. Soskin were engaged in a fraudulent scheme to buy various stocks at ex-dividend prices that vFinance and Mr. Soskin knew were subject to dividends. Knight further alleges that vFinance received $6.5 million in dividends that it was not otherwise entitled to receive. Knight seeks a declaration that vFinance was not entitled to receive the dividends, $6.5 million in damages, attorneys fees, costs and an unspecified amount of punitive damages. The matter is currently in the pleadings phase. . The primary customer involved in the subject stock purchases has now filed an action in the Supreme Court for the State of New York against Knight seeking a Declaratory Judgment and Equitable Relief with regard to the subject dividends. This action seeks a declaratory judgment that the customer is the rightful owner of the $5.8 million in dividends. The Company believes that Knight's claim is without merit, and the Company will vigorously defend the action.


We are engaged in a number of other legal proceedings incidental to the conduct of our business. These claims aggregate a range of $28,000 to $260,000.

vFinance, Inc.

10. DEFINED CONTRIBUTION PLAN

The Company maintains a defined contribution savings plan in which substantially all employees are eligible to participate. The Company may match up to 25% of the employee's salary. The Company made no contributions to the plan for the years ended December 31, 2004 and 2003, respectively.

11. SUBSEQUENT EVENTS

Subsequent to December 31, 2004, the Company came to an agreement in principle with The Center for Innovative Entrepreneurship ("CIE"), a nonprofit organization, to develop www.vfinance.com as a platform for academic-quality research on entrepreneurial activities and to produce the Company's proprietary vFinance Entrepreneurial Confidence Index ("VECI") and sector research reports, and to provide educational and informational services to entrepreneurs with start-ups and other early-stage firms. The Company also agreed to enter into a management services agreement to provide management, administrative and technical support services for CIE. It is anticipated that the Company and CIE will enter into definitive documentation evidencing these agreements in April 2005.

On January 31, 2005, The Company issued 300,000 common shares in connection with the exercise of options. The Company received $60,000. The exercise price of these options was $0.20.

On March 14, 2005, The Company issued 255,000 common shares in connection with the exercise of options. The Company received $53,550. The exercise price of these options was $0.21.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Such officers have concluded (based upon such officers' evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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



ITEM 8B. OTHER INFORMATION.

On November 16, 2004, we amended and restated employment agreements with our Chief Executive Officer and President and our Chief Operating Officer and Chairman. The new employment agreements provide for a three year term with automatic one year extensions unless we provide notice of non-renewal thirty days prior to the anniversary date. The new employment agreements also provide for initial base salaries of $257,000 per annum, which shall increase 5% per annum beginning January 1, 2005, subject to periodic reviews by the Board of Directors; discretionary bonuses, cash bonuses and other bonuses as may be determined by the Board of Directors based on the Company's performance, the individual's performance, and other factors; and incentive compensation paid quarterly based on the Company's performance. The new agreements also contain provisions related to change of control.

On January 12, 2005, the Company entered into an employment letter agreement with Kathleen Kennedy to serve in the capacity of Executive Vice President, Corporate Marketing of vFinance, Inc. Under the terms of this Agreement, Ms. Kennedy will receive a base salary of $140,000 and annual incentive compensation based on achievement of the Company's overall revenue, margin and profit objectives. Ms. Kennedy's agreement also provided for her to provide services as Executive Director for CIE and a portion of her incentive compensation is based on her ability to accomplish certain income objectives for CIE. The letter agreement includes an award of stock options subject to a specified vesting period and also provides severance benefits upon change of control and upon the occurrence of certain events.

                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names, ages and positions of our executive officers and directors as of March 28, 2005. Under our bylaws, each director holds office until the election and qualification of his successor or until his earlier resignation or removal.

Name                        Age                   Position
----                        ---       ------------------------------------------
Leonard J. Sokolow          48        Director, Chief Executive Officer
                                      and President
Timothy E. Mahoney          48        Director, Chief Operating Officer
                                      and Chairman
Sheila C. Reinken           44        Chief Financial Officer and Chief
                                      Administrative Officer
Richard Campanella          54        Secretary

Kathleen J. Kennedy         51        Executive Vice President, Corporate
                                      Marketing


LEONARD J. SOKOLOW has been a director since November 8, 1997, our Chief Executive Officer since November 8, 1999, and our President since January 5, 2001. From November 8, 1999 through January 4, 2001, Mr. Sokolow was Vice Chairman of the Board. Since September 1996, Mr. Sokolow has been President of Union Atlantic LC, a merchant, banking and strategic consulting firm specializing domestically and internationally in technology industries that is a wholly-owned subsidiary of our company. Since August 1993, Mr. Sokolow has been President of Genesis Partners, Inc., a private financial business-consulting firm. Genesis Partners, Inc. has been inactive since December 31, 2002. From August 1994 through December 1998, Mr. Sokolow was the Chairman and Chief Executive Officer of the Americas Growth Fund, Inc., a public closed-end management investment company. Mr. Sokolow presently serves as a director of AESP, Inc., a worldwide distributor and manufacturer of active and passive networking components traded on the OTC BB. Mr. Sokolow received a B.A. degree with majors in Economics and Accounting from the University of Florida in 1977, a J.D. degree from the University of Florida School of Law in 1980 and an LL.M. (Taxation) degree from the New York University Graduate School of Law in 1982. Mr. Sokolow is a Certified Public Accountant.

TIMOTHY E. MAHONEY has been a director since November 8, 1999 and since November 8, 1999, Chairman of the Board and our Chief Operating Officer. Since September 1996, Mr. Mahoney has been a partner of Union Atlantic LC. From 1994 through
1995, Mr. Mahoney was President of the Highlands Group. Mr. Mahoney was a founder of the consumer products business for SyQuest Technology. In 1986, Mr. Mahoney founded and was the President of Rodime Systems, a computer disk drive sub-system manufacturer. In addition, Mr. Mahoney was the Vice President of Marketing and Sales for Tecmar, the first PC add-in board company and spent eight years in marketing and sales management in the computer timesharing business with Computer Sciences Corporation, Automatic Data Processing and General Electric Information Services. Mr. Mahoney presently serves as a director of FOCUS Enhancements, Inc., a developer and marketer of advanced, proprietary video scan conversion products traded on the Nasdaq SmallCap market. Mr. Mahoney received a B.A. degree with majors in Computer Science and Business from the West Virginia University in 1978. Mr. Mahoney received a Master of Business Administration from George Washington University in 1983.

SHEILA C. REINKEN has been the CFO of the Company since January 2005. Ms. Reinken was vice president, finance for Burger King Corporation from March 2002 through November 2004. Prior to that Ms. Reinken was vice president, finance for American Eagle Outfitters and from January 2001 until February 2002. Prior to that Ms. Reinken was vice president, treasurer of Ames Department Stores, Inc. from August 1999 until January 2001. She holds a Master of Business Administration from Florida Atlantic University and a Bachelor of Science degree from Florida State University.

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

KATHLEEN J. KENNEDY has been EVP Corporate Marketing since January 19, 2005. Prior to joining the Company, Ms. Kennedy held executive marketing and strategy positions, including, Vice President, Marketing/Customer Development for Office Depot, Inc. from July 2001 through November 2004, Senior Vice President of Marketing for Infousa, Inc. from July 2000 until January 2001, and Vice President Marketing for OfficeMax, Inc. from May 1999 until July 2000. Ms. Kennedy also served as Group Director/Managing Partner with OgilvyOne, a division of WPP Group plc., from May 1997 until May 1999. She has a Master of Business Administration from University of Miami and a Bachelor of Arts from University of Delaware.

AUDIT COMMITTEE

The Company's board of directors serves as the audit committee. Leonard J. Sokolow has been designated as an "audit committee financial expert" as such term is defined in the SEC's rules.

CODE OF ETHICS

The Company has adopted a Code of Ethics for the Chief Executive Officer and Chief Financial Officer, which was filed as Exhibit 14 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, and is herein incorporated by reference. If the Company makes any substantive amendments to its code of ethics or grants any waiver, including any implicit waiver, from a provision of the code to the Chief Executive Officer or Chief Financial Officer, the Company will disclose the nature of such amendment or waiver in a report on Form 8-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than ten percent (10%) of a registered class of our company's equity securities, to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of Common Stock and the other equity securities of the Company. Officers, directors and persons who beneficially own more than ten percent (10%)of a registered class of our company's equity securities are required by the regulations of the SEC to furnish the Company with copies of all Section 16(a)forms they file.

To our knowledge, based solely on review of these filings and written representations from the directors and officers, we believe that during the fiscal year ended December 31, 2004, our officers, directors and significant stockholders have timely filed the appropriate form under Section 16(a) of the Exchange Act, except a Form 4 for Sheila C. Reinken (one filing).

ITEM 10. EXECUTIVE COMPENSATION.

The following table provides information concerning the annual and long term compensation earned by our chief executive officer and each of the other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") during the fiscal years ended December 31, 2004, 2003 and 2002:


                           SUMMARY COMPENSATION TABLE

                                           Annual                                  Long-Term
                                                                                 Compensation
                              -----------------------------------------------    --------------

                                                                                   Securities
                                                                    Other          Underlying
Name/Position                  Year       Salary        Bonus    Compensation        Options
-------------                 ----       ------        -----     ------------     -------------
Leonard J. Sokolow             2004     $236,265      $180,000           $0              0
CEO, President (1)(2)(3)       2003     $230,265            $0       18,900        734,802 (3)
                               2002     $208,000            $0       18,000              0 (3)

Timothy E. Mahoney             2004     $236,265      $175,000           $0              0
COO, Chairman (1)(2)(3)        2003     $230,265            $0      $18,900        734,802 (3)
                               2002     $208,000            $0      $18,000              0 (3)

Richard Campanella             2004      $125,000       $10,000           0              0
Chief Operating Officer        2003      $125,000             0           0         75,000
vFinance Investments, Inc.     2002      $125,000             0           0         75,000

David Spector                  2004      $100,000       $15,000           0         18,750 (4)
Vice President (4)             2003      $100,000             0           0        550,000
                               2002      $100,000             0           0         25,000

Mark Kacer                     2003      $115,993       $10,000           0              0
Vice President (5)             2003      $115,993       $13,750           0        500,000
                               2002            $0             0           0              0


(1) Messrs. Sokolow and Mahoney received $180,000 and 175,000, respectively, in 2004, $0 in 2003, and $0 in 2002 of annual incentive compensation based on the performance of the Company during the respective years. These amounts are reflected in the corresponding table as bonuses.

(2) Messrs. Sokolow and Mahoney each received a $18,000 car allowance during 2002, $18,900 in 2003 and $0 in 2004, which are reflected in the corresponding table as other annual compensation.

(3) Options that were issued in prior years were cancelled in 2002. During 2003, they were each granted 734,802 options.

(4) Mr. Spector's employment with the Company was terminated in December 2004.

(5) Mr. Kacer's employment with the Company was terminated in December 2004.

                        OPTION GRANTS IN LAST FISCAL YEAR

No options were granted to the Chief Executive Officer or the other Named Executive Officers of the Company. In addition, no options were exercised during 2004.

Fiscal Year-End Option Table

The following table provides information on the total number of exercisable and unexercisable stock options held at December 31, 2004 by the Named Executive Officers. None of the Named Executive Officers exercised any options during fiscal year 2004.


                                 Number of Securities Underlying                 Value of Unexercised In-the-Money
                             Unexercised Options at Fiscal Year-End               Options at Fiscal Year-End (1)
                             --------------------------------------           --------------------------------------
Name                         Exercisable             Unexercisable            Exercisable              Unexercisable
Leonard J. Sokolow                734,802                        -            $      14,696            $          -
Timothy E. Mahoney                734,802                        -                   14,696                       -
Richard Campanella                 81,250                   18,750                    1,125                     375
David Spector                     381,250                        -                    7,625                       -
Mark Kacer                        300,000                        -                    9,000                       -


(1) Base on the difference between the option's exercise price and a closing price of $0.23 for the underlying common stock on December 30, 2004 (our last business day of fiscal year 2004) as reported by the National Quotation Bureau.



COMPENSATION OF DIRECTORS

Directors do not receive any compensation for serving on our Board of Directors.

EMPLOYMENT AGREEMENTS

On November 16, 2004, the Company entered into new agreements ("Primary Employment Agreements") to amend and restate certain employment agreements dated November 8, 1999 between the Company's Chief Executive Officer and President, who is the beneficial owner of 15% and 19.7% of the total outstanding common shares of the Company at December 31, 2004 and 2003, respectively, and the Company's Chief Operating Officer and Chairman, who is the beneficial owner of 15% and 19.7% of the total outstanding common shares of the Company at December 31, 2004 and 2003, respectively (collectively the "Primary Shareholders"), as amended on January 5, 2001, July 2, 2001 and January 7, 2002 (the "Previous Employment Agreement"). Under the terms of the Primary Employment Agreements, which shall be for a three year period and shall automatically extended for a one year period on each anniversary date thereafter unless the Company has provided a non-renewal notice thirty (30) days prior to an anniversary date as directed by a majority vote of the board of directors, each individual shall receive (i) an initial base salary of $257,000 per annum which shall be increase 5% per annum beginning January 1, 2005 and each year thereafter and will be reviewed by the Board at least annually and may be increased (but not decreased) from time to time as Board may determine; (ii) discretionary bonuses and/or interim cash bonuses and/or other bonuses when and in such amounts as may be determined by the Company's board of directors based on each individuals performance, the Company's performance and/or other factors; provided that the Board shall meet at least annually to review employees' bonus entitlements; and
(iii) incentive compensation paid quarterly no later than the 45th day following the end of quarter primarily based on performance of the Company and its respective subsidiaries. The Primary Employment Agreements also contain provisions related to change of control.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth common stock ownership information as of March 28, 2005 with respect to:

- Each person known to us to be the beneficial owner of more than 5% of our common stock;
- Each of our Named Executive Officers and directors; and
- All directors and officers as a group.

This information as to beneficial ownership was furnished to us by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 3010 North Military Trail, Suite 300, Boca Raton, Florida. Information with respect to the percent of class is based on outstanding shares of common stock as of March 28, 2005. Except as otherwise indicated, to our knowledge, each stockholder has sole power to vote and dispose of all the shares of common stock listed opposite his name.

For purposes of this table, each person is deemed to have beneficial ownership of any shares of our common stock such person has the right to acquire on or within 60 days after March 28, 2005.
                                       Amount of Shares
Name of Beneficial Owner              Beneficially Owned       Percent of Class
------------------------              ------------------       ----------------
Leonard J. Sokolow(1)                      6,617,812                16.72%
Timothy E. Mahoney(2)                      6,617,811                16.72%
Highlands Group Holdings, Inc. (3)         2,175,000                 5.42%
David A. Spector (4)                         125,000                  *
Richard Campanella (5)                       406,250                  *
Mark Kacer                                   300,000                  *
All executive  officers and directors
as a group (5 persons)                    13,941,873                34.70%

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

The following table sets forth certain information as of December 31, 2004, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance under:

- all compensation plans previously approved by our security holders; and

- all compensation plans not previously approved by our security holders.


                  Number of securities                        remaining available for
                  to be issued upon     Weighted average      future issuance under
                  exercise of           exercise price of     equity compensation plans
                  outstanding options,  outstanding options,  (excluding securities
                  warrants and rights   and rights            Plan category warrants
                                                              reflected in column (a))
                          (a)                (b)                    (c)
Equity compensation
plans approved by
security holders           -                  -                          -
Equity compensation
plans not approved by
security holders  *    18,634,635           0.67                         -
                      -----------------------------------------------------------------
             Total     18,634,635           0.67                         -

* For a description of the individual compensation arrangements in 2004 See Note 7 to the Consolidated Financial Statements included elsewhere herein.



ITEM 12. CERTAIN RELATIONSHIPSAND RELATED TRANSACTIONS.

None.

ITEM 13. EXHIBITS

Number of
 Exhibit       Exhibit Description
---------      -----------------------------------------------------------------

  2.1 Share Exchange Agreement among the Company, vFinance Holdings, Inc., certain shareholders of vFinance Holdings, Inc. and Union Atlantic, dated November 8, 1999 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on November 8, 1999).

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

  10.9* Amended and Restated Employment Letter Agreement dated December 18, 2000, between the Company and David Spector (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC on March 20, 2001).

  10.10 Securities Exchange Agreement, dated as of August 15, 2001, among Kathleen Wallman, Steven Wallman, Joseph Daniel and vFinance.com, Inc. (n/k/a vFinance, Inc.) (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the SEC on August 14, 2001).

  10.11 Registration Rights Agreement, dated as of August 15, 2001, among Kathleen Wallman, Joseph Daniel and vFinance.com, Inc. (n/k/a vFinance, Inc.)(Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the SEC on August 14,
               2001).

  10.12 Stock Purchase Warrant, dated August 15, 2001, issued to Kathleen Wallman (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the SEC on August 14, 2001).

  10.13 Note Purchase Agreement by and between vFinance.com, Inc. d/b/a vFinance, Inc. (n/k/a vFinance, Inc.) and Best Finance Investments Limited (n/k/a SBI Investments (USA), Inc.) dated November 28, 2001 (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC April 16, 2002).

  10.14 Letter Agreement dated November 30, 2001 amending Note Purchase Agreement (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC April 16, 2002).

  10.15 Letter Agreement dated December 14, 2001 amending Note Purchase Agreement (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC April 16, 2002).

  10.16 Letter Agreement dated December 28, 2001 amending Note Purchase Agreement (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC April 16, 2002).

  10.17 Letter Agreement dated February 13, 2002 amending Note Purchase Agreement (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC April 16, 2002).

  10.18 Letter Agreement dated March 4, 2002 amending Note Purchase Agreement (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC April 16, 2002).

  10.19        Credit Facility by and between the Company and UBS Americas, Inc.
               dated as of January 25, 2002 (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC April 16, 2002).

  10.20 Subordination Agreement by and among the Company, UBS Americas, Inc., and SBI Investments (USA), Inc. dated as of January 25, 2002 (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC April 16, 2002).

  10.21 Consulting Agreement effective as of August 20, 2001 by and between vFinance.com, Inc. and Insight Capital Consultants Corporation (incorporated by reference to the Company's Annual Report on Form 10- KSB filed with the SEC April 16, 2002).

  10.22 Amendment to Credit Agreement dated April 12, 2002 by and between the Company and UBS Americas Inc. (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC April 16, 2002).

  10.23 Selected Asset Purchase Agreement dated as of May 29, 2002 among vFinance Investments, Inc., Somerset Financial Partners, Inc., Somerset Financial Group, Inc., Douglas Toth and Nicholas Thompson (the "Select Asset Purchase Agreement") (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the SEC August 14, 2002).

  10.24 Amendment to Select Asset Purchase Agreement dated June 17, 2002 (the "Amendment") (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the SEC August 14,
               2002).

  10.25 Escrow Agreement executed in conjunction with the Amendment (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the SEC August 14, 2002).

  10.26 Termination Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-QSB/A filed with the SEC November 14,
               2002).

  10.27 Branch Agreement between the Company and JSM Holding Corp (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC March 31, 2003).

  10.28        Lease agreement on the Company's  headquarters in Boca Raton, FL.
               dated January 1, 2003 between the Company and Zenith Professional Center, LTD. (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC March 30, 2004).

  10.29 Stock warrant agreement between the Company and Zenith Professional Center, LTD. (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC March 30, 2004).

  10.30 Asset Purchase Agreement, dated November 2, 2004, by and between vFinance Investments Holdings, Inc. and Global Partners Securities, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC November 8, 2004).


  10.31 Stock Purchase Agreement, dated November 2, 2004, by and between vFinance Investments Holdings, Inc. and Level2.com, Inc.
               (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC November 8, 2004).


  10.32 Registration Rights Agreement, dated November 2, 2004, by and among vFinance, Inc., Global Partners Securities, Inc. and Level2.com, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC November 8, 2004).


  10.33 Form of Common Stock Purchase Warrant (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC November 8, 2004).


  10.34 Stock Escrow Agreement, dated November 2, 2004, by and among vFinance Investments Holdings, Inc., the Company, Global Partners Securities, Inc., Level2.com, Inc., and Edwards & Angell, LLP (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC November 8, 2004).


  10.35 Standstill Agreement, dated November 2, 2004, by and among vFinance, Inc. and each of Marcus Konig, Harry Konig and Salomon Konig (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC November 8, 2004).


  10.36* Amended and Restated Employment Agreement dated November 16, 2004 between the Company and Leonard J. Sokolow.

  10.37* Amended and Restated Employment Agreement dated November 16, 2004 between the Company and Timothy Mahoney.

  10.38* Amended and Restated Letter Agreement dated January 14, 2005 between the Company and Sheila C. Reinken (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC January 21, 2005).

  10.39* Employment Agreement dated January 12, 2005 between the Company and Kathleen J. Kennedy.

  14 Code of Ethics (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the SEC March 30, 2004).

  21           List of Subsidiaries

  31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification by Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

*  Management contract or compensatory plan or arrangement

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During 2004 and 2003, the Company incurred the following fees for professional services rendered by our principal accountant Sherb & Co., LLP:



                                     2004            2003

Audit Fees (1)                    $ 101,000       $ 90,000

Audit-related Fees                        -              -

Tax Fees                           $ 10,000       $  5,000

All Other Fees                            -              -

(1) Audit Services for 2004 included the annual audit, the reviews of the Company's quarterly reports on Form 10-QSB, fees related to filings with the Securities and Exchange Commission ("SEC") and accounting consultations. Before any audit or non-audit services are performed by any independent accountant, such services must be approved in advance by the Company's board of directors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

vFinance, Inc.


By: /s/ Leonard J. Sokolow
    -------------------------------------
    LEONARD J. SOKOLOW, DIRECTOR,
    CHIEF EXECUTIVE OFFICER AND PRESIDENT



Date: March 31, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





    Signature                                    Capacity                                     Date
--------------------------------                ---------                                ----------------


/s/ Leonard J. Sokolow                 Director, Chief Executive Officer and
--------------------------------       President (Principal Executive Officer)           March 31, 2005
Leonard J. Sokolow



/s/ Sheila C. Reinken                 Chief Financial Officer and (Principal
--------------------------------      Financial and Accounting Officer)                  March 31, 2005
Sheila C. Reinken


/s/ Timothy E. Mahoney                Director, Chairman of the Board and                March  31, 2005
--------------------------------        Chief Operating Officer
Timothy E. Mahoney


                INDEX OF DOCEMENTS FILED WITH THIS ANNUAL REPORT

Number of Exhibit     Exhibit Description
-----------------     -------------------

   10.36 Amended and Restated Employment Agreement dated November 16, 2004 between the Company and Leonard J. Sokolow.

   10.37 Amended and Restated Employment Agreement dated November 16, 2004 between the Company and Timothy Mahoney.

   10.39 Employment Agreement dated January 12, 2005 between the Company and Kathleen J. Kennedy.

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