Form 10QSB
period 2005-03-31
VFINANCE INC
filed 2005-05-16
CIK 890285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2005

                                       or

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Actof 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( x ) No ( )

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b of the Exchange Act).  Yes (   )  No ( x )


State the number of shares outstanding of each of the issuer's classes of common equity, as of May 16, 2005:

40,126,134 shares of Common Stock $0.01 par value

                                      INDEX
                                 VFINANCE, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet - March 31,2005 (Unaudited)................4

         Consolidated Statements of Operations for the three
         months ended March 31, 2005 and 2004 (Unaudited)......................5

         Consolidated Statements of Cash Flows for the three months ended
             March 31, 2005 and 2004 (Unaudited) ..............................6

         Notes to Consolidated Financial Statements (Unaudited) ............7-10

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations ........................................11-14

Item 3.  Controls and Procedures .............................................14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .........15

Item 6.  Exhibits ......... ...... ...........................................16

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


                                                                                 March 31, 2005
                                                                           -------------------------
Assets:
     Current Assets:
         Cash and cash equivalents                                         $              4,788,490
         Due from clearing broker                                                           503,928
         Investments in trading securities                                                1,232,243
         Accounts receivable, net of allowance
            for doubtful accounts of $20,500                                                289,153
         Forgivable loans-employees                                                             347
         Notes receivable-employees                                                          84,112
         Prepaid expenses and other current assets                                           74,699
                                                                           -------------------------

     Total current assets                                                                 6,972,972

     Furniture and equipment, at cost:
         Furniture and equipment                                                          1,036,270
         Internal use software                                                              161,443
                                                                           -------------------------
                                                                                          1,197,713

     Less accumulated depreciation                                                         (626,232)
                                                                           -------------------------

     Furniture and equipment, net                                                           571,481

     Goodwill                                                                             1,866,848
     Other assets                                                                           201,756
                                                                           -------------------------

Total Assets                                                               $              9,613,057
                                                                           =========================

Liabilities and Shareholders' Equity:
     Current liabilities:
         Accounts payable                                                  $                807,485
         Accrued payroll                                                                  1,520,131
         Other accrued liabilities                                                          432,506
         Securities sold, not yet purchased                                                 293,010
         Capital lease obligations                                                          102,537
         Other                                                                               41,952
                                                                           -------------------------
     Total current liabilities                                                            3,197,621

         Capital lease obligations, long term                                               181,034

     Shareholders' Equity:
         Series A Convertible Preferred Stock $0.01 par value,
            122,500 shares authorized, 0 shares issued and outstanding                            -
         Series B Convertible Preferred Stock $0.01 par value,
            50,000 shares authorized, 0 shares issued and outstanding                             -
         Common stock $0.01 par value, 75,000,000 shares
            authorized, 40,126,134 issued and outstanding                                   401,265
         Additional paid-in-capital                                                      26,821,557
         Deferred compensation                                                              (18,088)
         Accumulated deficit                                                            (20,970,332)
                                                                           -------------------------

     Total Shareholders' Equity                                                           6,234,402
                                                                           -------------------------

Total Liabilities and Shareholders' Equity                                 $              9,613,057
                                                                           =========================



                            See accompanying notes.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED MARCH 31,THREE MONTHS ENDED MARCH 31,
                                                    -----------------------------------------------------
                                                             2005                       2004
                                                    ------------------------    ---------------------
Revenues:
    Commissions - agency                            $             3,811,391     $          4,100,189
    Trading profits                                               1,368,765                1,572,753
    Success Fees                                                    343,941                1,280,888
    Consulting and retainers                                        243,294                   70,327
    Other brokerage related income                                  638,398                  680,381
    Other                                                            85,368                  108,033
                                                    ------------------------    ---------------------
Total revenues                                                    6,491,157                7,812,571
                                                    ------------------------    ---------------------
Cost of revenues:
    Commissions                                                   3,766,211                4,325,680
    Clearing and transaction costs                                  476,834                  145,409
    Success                                                          71,254                  620,591
    Consulting and retainers                                        221,551                   50,545
    Other                                                                 -                    4,087
                                                    ------------------------    ---------------------
Total cost of revenues                                            4,535,850                5,146,312
                                                    ------------------------    ---------------------
Gross profit                                                      1,955,307                2,666,259
                                                    ------------------------    ---------------------
Other expenses:
    General and administrative                                    1,904,991                1,820,065
    Professional fees                                                74,555                   56,587
    Bad debt expense                                                 31,890                   75,446
    Legal litigation                                                 49,178                  156,098
    Depreciation and amortization                                    60,707                   29,175
    Amounts forgiven under forgivable loans                           6,250                   21,250
    Stock based compensation                                          1,324                    1,324
                                                    ------------------------    ---------------------
Total other expenses                                              2,128,895                2,159,945
                                                    ------------------------    ---------------------
Income/(Loss) from operations                                      (173,588)                 506,314
Gain on forgiveness of debt                                               -                1,500,000
Interest and dividend income (expense)                               19,060                 (262,520)
                                                    ------------------------    ---------------------
Pre-tax Net Income/(Loss)                                          (154,528)               1,743,794
Income tax benefit                                                        -                  400,000
                                                    ------------------------    ---------------------
Net Income/(Loss) available to common shareholders  $              (154,528)    $          2,143,794
                                                    ========================    =====================
Net Income/(Loss) per share:
    Basic                                                           $ (0.00)                  $ 0.07
                                                    ========================    =====================
Weighted average number of common shares used in
    computing basic net income/(loss) per share                  39,815,966               31,160,844
                                                    ========================    =====================
    Diluted                                                         $ (0.00)                  $ 0.06
                                                    ========================    =====================
Weighted average number of common shares used in
    computing diluted net income/(loss) per share                39,815,966               35,434,387
                                                    ========================    =====================




                            See accompanying notes.

                                 vFINANCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             Three months ended March 31,
                                                           ---------------------------------

                                                                2005             2004
                                                           ---------------  ----------------

OPERATING ACTIVITIES
Net (loss) income                                          $     (154,528)  $     2,143,794
    Adjustments to reconcile net income/(loss) to
      net cash used in operating activities:
        Non-cash fees received                                          -          (300,417)
        Gain on forgiveness of debt                                     -        (1,500,000)
        Income tax benefit                                              -          (400,000)
        Depreciation and amortization                              60,707            29,176
        Provision for doubtful accounts                            30,890            75,446
        Non-cash compensation                                           -           215,585
        Conversion premium expense                                      -           231,625
        Accretion of debt discount                                      -            18,348
        Unrealized loss (gain) on investments, net                  7,666           (57,063)
        Unrealized loss on warrants                               112,113           115,550
        Amount forgiven under forgivable loans                      6,250            21,250
        Stock based compensation                                    1,324             1,324
        Changes in operating assets and liabilities:
           Accounts receivable                                   (230,372)         (126,474)
           Due from clearing broker                               148,318            58,486
           Notes receivable - employees                            84,590           109,494
           Investments in trading securities                     (210,117)           87,180
           Other assets and liabilities                           107,653            (4,012)
           Accounts payable and accrued liabilities              (507,382)          402,122
           Securities, sold not yet purchased                           -            87,008
                                                           ---------------  ----------------

Net cash provided by (used in) operating activities              (542,888)        1,208,422

INVESTING ACTIVITIES
    Purchase of capital lease equipment                          (117,020)                -
    Purchase of equipment                                         (16,728)          (31,424)
                                                           ---------------  ----------------

Net cash used in investing activities                            (133,748)          (31,424)

FINANCING ACTIVITIES
    Proceeds from capital lease                                   117,020                 -
    Payments of capital lease                                     (21,752)                -
    Proceeds from issuance of common stock
      related to stock option exercise                            113,550                 -
                                                           ---------------  ----------------

Net cash provided by financing activities                         208,818                 -

Increase (decrease) in cash and cash equivalents                 (467,818)        1,176,998
Cash and cash equivalents at beginning of year                  5,256,308         3,783,814
                                                           ---------------  ----------------

Cash and cash equivalents at end of period                 $    4,788,490   $     4,960,812
                                                           ===============  ================



                            See accompanying notes.

vFinance, Inc.
Notes to Consolidated Financial Statements
March 31, 2005
(Unaudited)

1. DESCRIPTION OF BUSINESS

vFinance, Inc. is a holding company engaged in the financial services business where our strategic focus is on servicing the needs of high net-worth and institutional investors and high growth companies. Through our principal operating subsidiary, vFinance Investments, Inc., a licensed broker-dealer, we provide investment banking, retail and institutional brokerage services in all 50 states and the District of Columbia. The Company also operates a second broker-dealer, EquityStation, Inc. ("EquityStation") which offers institutional traders, hedge funds and professional traders a suite of services designed to enhance their trading capabilities by offering services such as trading and routing software, hedge fund incubation, capital introduction and custodial services. The Company, through its website www.vfinance.com, provides financial information services to entrepreneurs and venture investors. The information on the Company's website is not incorporated into this Form 10-QSB.


2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ended December 31, 2005. The interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Net operating loss carry forwards totaled approximately $8,730,000 at March 31, 2005. Each quarter the Company weighs the available positive and negative evidence and determines the extent to which the net operating loss carry forwards is realizable.

Utilization of the Company's net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382.


3. IMPAIRMENT OF GOODWILL

Management determined that there was no impairment of goodwill during the quarters ended March 31, 2005 and 2004. Goodwill carried on the balance sheet was $1,866,848 as of March 31, 2005. The Company evaluates the recoverability and carrying value of its Goodwill and long-lived assets at each balance sheet date. Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. The Company believes that there has not been an impairment of its Goodwill or long-lived assets as of March 31, 2005.

4. SHAREHOLDER'S EQUITY

On January 31, 2005, the Company issued 300,000 common shares in connection with the exercise of options by a former executive of the Company. The Company received $60,000. The exercise price of these options was $0.20.

On March 14, 2005, the Company issued 255,000 common shares in connection with the exercise of options by an independent contractor of the Company. The Company received $53,550. The exercise price of these options was $0.21.

A summary of the stock option activity for the three months ended March 31, 2005 is as follows:



                                          Weighted
                                          Average
                                          Exercise     Number     Exercise Price
                                            Price     of Shares     Per Option
                                          --------    ---------    -------------
Outstanding options at December 31, 2004    $0.20    10,538,213    $0.15 - $2.25
Granted.................................    $0.26     1,277,500    $0.25 - $0.35
Exercised ..............................    $0.20      (555,000)   $0.20 - $0.21
Cancelled ..............................    $0.23      (306,250)   $0.20 - $0.35
                                                     -----------
Outstanding options at March 31, 2005....     $0.28  10,954,463    $0.15 - $2.25
                                                     -----------



A summary of the stock purchase warrant activity for the three months ended March 31, 2005 is as follows:



                                          Weighted
                                          Average
                                          Exercise    Number of   Exercise Price
                                            Price     Warrants      Per Option
                                          --------    ---------    -------------
Outstanding warrants at December 31, 2004   $1.18     8,096,422    $0.15 - $7.20
Granted .................................       -             -
Cancelled ...............................   $2.50      (290,000)    $2.50
                                                      ----------
Outstanding options at March 31, 2005....   $1.13     7,806,422    $0.15 - $7.20
                                                      ==========


The following table summarizes information concerning stock options outstanding at March 31, 2005.

                Exercise     Options
                  Price     Outstanding
                -------------------------

                   0.15       350,000
                   0.19     1,860,002
                   0.20       780,000
                   0.21     3,389,247
                   0.22        50,000
                   0.23         2,500
                   0.25       760,000
                   0.27         5,000
                   0.28       712,500
                   0.32       890,000
                   0.35     1,509,215
                   0.36       120,000
                   0.50       100,000
                   0.55        69,000
                   0.63       142,500
                   0.70        39,000
                   1.00        18,000
                   2.25       157,499
                           -----------
                           10,954,463
                           ===========

The following table summarizes information concerning warrants outstanding at March 31, 2005.


                 Exercise    Warrants
                  Price     Outstanding
                 -----------------------

                   0.15       750,000
                   0.16     2,427,923
                   0.20     1,000,000
                   0.35     1,773,500
                   0.63       400,000
                   2.25       625,000
                   6.00       129,999
                   7.20       700,000
                        --------------
                            7,806,422
                        ==============

Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method. The fair value for options and warrants granted was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: for 2005 risk free interest rates of 3.31%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 0.85 for options and warrants and an expected life of the options and warrants of 4-5 years. The Company's pro forma net loss for the period ended March 31, 2005 was $252,781. The Company's pro forma basic and diluted net loss per share for the period ended March 31, 2004 was $0.02 The impact of the Company's pro forma net loss and loss per share of the SFAS 123 pro forma requirements are not likely to be representative of future pro forma results.

5. MATERIAL AGREEMENTS

In November 2004, the Company agreed to be a major sponsor of the Center for Innovative Entrepreneurship ("CIE"). CIE, a nonprofit corporation, was established to advance understanding and knowledge of the value of innovative entrepreneurship to the global economy through Education, Research and Communications initiatives. CIE, in conjunction with leading researchers, universities and grant-giving institution, is developing the full research potential of vfinance.com and its real-time access to a broad audience of entrepreneurs and investors to track the innovation economy and to measure the impact innovative entrepreneurs have on the U.S. and global economy.

In January 2005, the Company entered into a verbal agreement with CIE to develop the www.vfinance.com website as a platform for research on innovation and entrepreneurial activity. Pursuant to the agreement, CIE receives all associated online revenues and pays all expenses associated with the vfinance.com website. Concurrently, the Company entered into a management services agreement with CIE, wherein vFinance agreed to provide certain services such as management, administrative, technical, marketing, public relations, and web site operations and development. For the period ended March 31, 2005, the Company earned $85,368 as consideration for providing management services. CIE also separately contracted with the Company to provide economic and research services such as the production of general economic and sector research reports and to produce the Company's proprietary entrepreneurial confidence index as well as to provide certain other educational and informational services to entrepreneurs, investors and high growth firms seeking investment capital.

As of March 31, 2005, CIE owed the Company $138,013 in connection with these agreements and certain reimbursable expenses paid by the Company on CIE's behalf; this amount is included in accounts receivable in the consolidated balance sheet.

6. ACQUISITIONS

The following Pro Forma Combined Financial Statements of Global, EquityStation and vFinance gives effect to the acquisition of certain assets of Global and 100% of the issued and outstanding equity securities of EquityStation, under the purchase method of accounting prescribed by Accounting Principles Board Opinion No. 16, Business Combinations as if it had occurred on January 1, 2004. These pro forma statements are presented for illustrative purposes only. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable.

                                  VFINANCE, INC
                   Pro Forma Combined Statement of Operations
                      For the Quarter Ended March 31, 2004


                                                     Global                     Pro Forma
                                       vFinance      Partners   EquityStation  Adjustments  Pro Forma
REVENUE
   Commissions                        $ 4,100,189  $    44,285   $  618,669    $       -  $ 4,763,143
   Trading Profits                     1,572,753     1,059,190        1,689            -    2,633,632
   Success Fees                        1,280,888             -            -            -    1,280,888
   Consulting and Retainers               70,327             -            -            -       70,327
   Other Brokerage Related Income        680,381             -            -            -      680,381
   Other Income                          108,033       132,401            -            -      240,434
                                      -----------  ------------  -----------   ---------- ------------
                                       7,812,571     1,235,876      620,358            -    9,668,805
                                      ===========  ============  ===========   ========== ============

COST OF REVENUES
   Commissions                         4,325,680       516,704      143,950            -    4,986,334
   Clearing and Transaction Costs        145,409       236,615      235,293            -      617,317
   Success                               620,591             -            -            -      620,591
   Consulting and Retainers               50,545             -            -            -       50,545
   Other                                   4,087         2,206          836            -        7,129
                                      -----------  ------------  -----------   ---------- ------------
                                       5,146,312       755,525      380,079            -    6,281,916
                                      ===========  ============  ===========   ========== ============

GROSS PROFIT                           2,666,259       480,351      240,279            -    3,386,889
                                      -----------  ------------  -----------   ---------- ------------
EXPENSES
   General and Administrative          1,820,065       492,196      244,952            -    2,557,213
   Professional Fees                      56,587         3,335            -            -       59,922
   Provision for Bad Debt                 75,446             -            -            -       75,446
   Legal Litigation                      156,098        15,850        9,426            -      181,374
   Depreciation and Amortization          29,175         5,661            -            -       34,836
   Amounts Forgiven under Forgivable
   Loans                                  21,250             -            -            -       21,250
   Stock Based Compensation                1,324             -            -            -        1,324
                                      -----------  ------------  -----------   ---------- ------------
                                       2,159,945       517,042      254,378            -    2,931,365
                                      -----------  ------------  -----------   ---------- ------------
INCOME (LOSS) From Operations            506,314       (36,691)     (14,099)           -      455,524
                                      -----------  ------------  -----------   ---------- ------------

   Gain on Forgiveness of Debt         1,500,000             -            -            -    1,500,000
   Interest and Dividend
    Income (Expense)                    (262,520)      (23,345)       2,182                 (283,683)
                                      -----------  ------------  -----------   ---------- ------------

PRE TAX NET INCOME (LOSS)              1,743,794       (60,036)     (11,917)           -    1,671,841

   Federal Income Tax                    400,000             -            -            -      400,000
                                      -----------  ------------  -----------   ---------- ------------

NET INCOME (LOSS) Available
 to Shareholders                      $2,143,794   $   (60,036)  $  (11,917)   $       -  $ 2,071,841
                                      ===========  ============  ===========   ========== ============

7. SUBSEQUENT EVENTS

On November 2, 2004, the Company's wholly-owned subsidiary, vFinance Investments Holdings, Inc. (the "vFinance Investments"), completed its acquisition of certain assets of Global Partners Securities, Inc. ("Global") and 100% percent of the issued and outstanding equity securities of EquityStation, Inc. ("EquityStation") all of which were owned by Level2.com, Inc. ("Level2"), a subsidiary of Global.

In accordance with the terms of the acquisition agreements, the Company delivered into escrow 8,324,694 restricted shares of the Company's common stock and warrants to purchase 3,299,728 shares of the Company's common stock at a price of $0.11 per share. Subject to (a) any indemnification claims under the acquisition agreements and (b) the financial performance of EquityStation and the business of Global acquired by vFinance Investments over the periods specified in the escrow agreement, all or a portion of the shares and the warrants held in escrow were required to be distributed to Global and Level2.

On April 19, 2005, vFinance Investments instructed the escrow agent to release from escrow to Global 2,682,903 shares of the Company's common stock and warrants to purchase 1,063,445 shares of common stock. The escrow agent was also instructed by vFinance Investments to release from escrow to Level2 3,607,350 shares of the Company's common stock and warrants to purchase 1,429,876 shares. vFinance Investments further instructed the escrow agent to reserve from the share amounts to be released to Global 1,302,580 shares of the Company's common stock and warrants to purchase 516,315 shares of the Company's common stock, pending the outcome of certain litigation. Global has disputed the instructions given to the escrow agent by vFinance Investments and representatives of Global and vFinance Investments are in discussions relating to this matter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to our audited consolidated financial statements dated December 31, 2004 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

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

As of March 31, 2005, certain transactions in process may result in us receiving equity instruments or stock purchase warrants in subsequent periods as discussed above. In this event, we will recognize revenue related to the receipt of such equity instruments consistent with the aforementioned policies. In addition, we would also record compensation expense at fair value related to the distribution of some or all of such equity instruments to employees or independent contractors involved with the related transaction.

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

NET CAPITAL REQUIREMENT. As of March 31, 2005, the minimum amount of net capital required to be maintained by vFinance Investments was $1,000,000 and the minimum amount of net capital required to be maintained by EquityStation was $100,000. However, EquityStation has agreed to maintain a minimum of $250,000 in net capital pursuant to its agreement with it clearing agent, Merrill Lynch.

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

STOCK BASED COMPENSATION. Upon the consummation of an advisory, consulting, capital or other similar transactions the Company may distribute equity instruments or proceeds from the sale of equity instruments to its employees. These distributions are made at the Company's discretion on a case by case basis as determined by the role of the employee and the nature of the transaction. At March 31, 2005 and 2004, no amounts were owed to employees of the Company in connection with equity investments received as compensation.

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

      THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED
                                 MARCH 31, 2004

STATEMENTS OF OPERATIONS

Operating revenues were $6,491,157 for the three months ended March 31, 2005 as compared to $7,812,571 for the three months ended March 31, 2004, a decrease of $1,321,414 or 17%. The primary reason for the decline was the unfavorable market conditions, which impacted all our business segments. Retail brokerage revenues, which comprised 69% of total revenues decreased by $288,798 or 7%, Trading Profits, which comprised 21% of total revenues decreased by $203,988 or 13% and Investment Banking, which comprised 9% of total revenues, decreased by $763,980 or 56%.

Cost of revenues were $4,535,850 for the three months ended March 31, 2005 as compared to $5,146,312 for the three months ended March 31, 2004, a decrease of $610,462, or 12%. The decrease was primarily due to decreased revenues and the corresponding decrease to commissions. The corresponding gross margin was 30% for the three months ended March 31, 2005 as compared to 34% for the three months ended March 31, 2004. The decrease in gross profit margin was primarily due to a one time $200,000 contribution provided by the Company's clearing firm National Financial Services, LLC ("NFS"), a wholly owned subsidiary of Fidelity Investments, in the first quarter of 2004 to assist the Company with transition costs related to conversion from its former clearing firm, Correspondent Services Corporation to NFS. This amount was recorded as a reduction to clearing and transaction costs.

General and administrative expenses were $1,905,340 for the three months ended March 31, 2005 as compared to $1,820,065 for the three months ended March 31, 2004, an increase of $85,275, or 5%. This increase is primarily related to the Company's investment in hiring senior executive staff and higher rent expense due to entering into a new lease in the New York office, the expansion of our Boca Raton headquarters space and the new lease for the Company's disaster recovery center in Mt. Laurel, New Jersey. These increases were partially offset by a decrease in the reserve for customer settlements.

Professional fees were $74,555 for the three months ended March 31, 2005 as compared to $56,587 for the three months ended March 31, 2004, an increase of $17,968, or 32%. This increase was primarily attributable to tax return preparation fees and consulting fees related to the build out of the Company's information technology platform.

Bad debt expense was $31,890 for the three months ended March 31, 2005 as compared to $75,446 for the three months ended March 31, 2004. The decrease was primarily due to the recognition of bad debt expense related to former employees' receivables in the first quarter of 2004 that was completely provided for by the end of that year.

Litigation expense was $49,178 for the three months ended March 31, 2005 as compared to $156,098 for the three months ended March 31, 2005, a decrease of $106,920, or 68%. As is typical in the industry, customers make claims regarding the Company's actions and the Company defends itself vigorously against such claims. The Company's cost of defending itself varies quarter-to-quarter depending on the volume of claims which are in process at any given time.

Depreciation and amortization was $60,707 for the three months ended March 31, 2005 as compared to $29,175 for the three months ended March 31, 2004, an increase of $31,532, or 108%. The increase in depreciation and amortization was primarily attributable to the Company's investment in its technological infrastructure and facilities.

The amount forgiven under forgivable loans was $6,250 for the three months ended March 31, 2005 as compared to $21,250 for the three months ended March 31, 2004, a decrease of $15,000, or 71%. The decrease is attributable to the Company's decision several years ago to discontinue the practice of providing forgivable loans to brokers as part of its recruitment efforts. Accordingly, there have been no additions to the outstanding balance and the remaining balance is being reduced over time.

Stock based compensation was $1,324 for both the three months ended March 31, 2005 and the three months ended March 31, 2004. The Company granted warrants to its landlord related to the renegotiation of its lease and this amount is being amortized over the life of the lease.



LIQUIDITY AND CAPITAL RESOURCES

The Company had $4,788,490 of unrestricted cash at March 31, 2005.

Net cash used in operating activities for the three months ending March 31, 2005, was $542,888 as opposed to net cash provided by operating activities of $1,208,422 for the three months ending March 31, 2004. The decrease in cash provided by operating activities is primarily attributable to lower net income and working capital changes. The Company's accounts payable and accrued liabilities decreased significantly from the prior year as a result of lower cost of revenues and payments on settlements and other liabilities. Accounts receivable increased as a result of revenues related to the CIE management services agreement. The Company also increased its investment in trading securities.

Net cash used in investing activities for the three months ending March 31, 2005, was $133,748 as opposed to $31,424 for the three months ending March 31, 2004. The primary reason for the increase is our strategy to introduce new services to our existing clients and affiliates which has required the investment in new systems and technologies. In addition, the Company invested in its disaster recovery plan by implementing communication redundancy systems that would enable us to continuously service our clients. In order to finance these capital expenditures, the Company entered into lease agreements (discussed below under cash provided by financing).

Net cash provided by financing activities for the three months ending March 31, 2005, was $208,818 as opposed to $0 for the three months ending March 31, 2004. The increase is due to the Company entering into certain capital lease agreements to finance its investment in information technology equipment and the proceeds from the issuance of common stock related to stock option exercises.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 31, 2005, the Company issued 300,000 shares of common stock in connection with the exercise of options by a former executive of the Company. The Company received $60,000. The exercise price of these options was $0.20.

On March 14, 2005, the Company issued 255,000 shares of common stock in connection with the exercise of options by an independent contractor of the Company. The Company received $53,550. The exercise price of these options was $0.21.

The issuance of the shares of common stock in the two transactions described in this Item 2 was exempt from registration under Section 4(2) of the Securities Act of 1933 because the two persons who exercised options are sophisticated investors who had knowledge of all material information relating to the Company. All proceeds from the transactions will be used for general corporate purposes.

ITEM 6. EXHIBITS.

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

10.1 - CIE Master Services Agreement.

10.2 - vFinance Management Services Agreement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





         Signature                       Title                        Date
         ---------                       -----                        ----

By: /s/ Leonard J. Sokolow          Chief Executive Officer        May 16, 2005
    ----------------------          and President
     Leonard J. Sokolow             (Principal Executive Officer)


By: /s/ Sheila C. Reinken           Chief Financial Officer and    May 16, 2005
    -----------------------------   (Principal Financial and
     Sheila C. Reinken               Accounting Officer)