Form 10QSB
period 2005-06-30
VFINANCE INC
filed 2005-08-15
CIK 890285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       or

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of August 12, 2005:

40,126,134 shares of Common Stock $0.01 par value

                                      INDEX
                                 VFINANCE, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet - June 30,2005 (Unaudited).................4

         Consolidated Statements of Operations for the three &
          six months ended June 30, 2005 and 2004 (Unaudited)..................5

         Consolidated Statements of Cash Flows for the six
          months ended June 30, 2005 and 2004 (Unaudited)......................6

         Notes to Consolidated Financial Statements (Unaudited).............7-10

Item 2.  Management's  Discussion and Analysis of Financial
         Condition and Results of Operations ..............................11-13

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

                                                                 June 30, 2005
                                                               -----------------
Assets:
     Current Assets:
         Cash and cash equivalents                             $     4,777,991
         Due from clearing broker                                      790,851
         Investments in trading securities                             265,545
         Accounts receivable, net of allowance
             for doubtful accounts of $20,500                          580,517
         Notes receivable-employees                                    160,412
         Prepaid expenses and other current assets                     116,640
                                                               -----------------

     Total current assets                                            6,691,956

     Furniture and equipment, at cost:
         Furniture and equipment                                     1,235,314
         Internal use software                                         161,957
                                                               -----------------
                                                                     1,397,271
     Less accumulated depreciation                                    (700,325)
                                                               -----------------
     Furniture and equipment, net                                      696,946

     Goodwill                                                        1,866,848
     Due from related parties                                           50,943
     Other assets                                                      204,139
                                                               -----------------

Total Assets                                                   $     9,510,832
                                                               =================

Liabilities and Shareholders' Equity:
     Current liabilities:
         Accounts payable                                      $       695,770
         Accrued payroll                                             1,664,181
         Other accrued liabilities                                     480,958
         Securities sold, not yet purchased                             39,597
         Capital lease obligations                                     161,153
         Other                                                          31,623
                                                               -----------------

     Total current liabilities                                       3,073,282

         Capital lease obligations, long term                          271,289

     Shareholders' Equity:
         Series A Convertible Preferred Stock $0.01
             par value, 122,500 shares authorized,
             0 shares issued and outstanding                                 -
         Series B Convertible Preferred Stock $0.01
             par value, 50,000 shares authorized,
             0 shares issued and outstanding                                 -
         Common stock $0.01 par value, 75,000,000
             shares authorized, 40,126,134 issued
             and outstanding                                           401,265
         Additional paid-in-capital                                 26,821,557
         Deferred compensation                                         (16,765)
         Accumulated deficit                                       (21,039,796)
                                                               -----------------

     Total Shareholders' Equity                                      6,166,261
                                                               -----------------

Total Liabilities and Shareholders' Equity                     $     9,510,832
                                                               =================

                            See accompanying notes.

                                 vFINANCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                  THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                     ENDED           ENDED           ENDED           ENDED
                                                    JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                 --------------  --------------  --------------  --------------
                                                      2004            2005            2004            2005
                                                 --------------  --------------  --------------  --------------
Revenues:
         Commissions - agency                    $   3,834,463   $   3,590,197   $   7,934,652   $   7,401,588
         Trading Profits                               934,934       1,055,096       2,507,687       2,423,861
         Success Fees                                  558,913         661,460       1,839,802       1,005,401
         Consulting and retainers                       67,673         163,850         138,000         407,144
         Other brokerage related income                633,878         759,373       1,314,258       1,397,770
         Other                                         115,789          71,244         223,821         156,612
                                                 --------------  --------------  --------------  --------------
Total revenues                                       6,145,650       6,301,220      13,958,220      12,792,376
                                                 --------------  --------------  --------------  --------------
Cost of revenues:
         Commissions                                 3,693,684       3,098,194       8,019,365       6,864,404
         Clearing and transaction costs                258,879         481,473         404,289         958,306
         Success                                       366,723         451,724         987,314         522,978
         Consulting and retainers                       37,350         114,746          87,896         336,297
         Other                                             100               -           4,187               -
                                                 --------------  --------------  --------------  --------------
Total cost of revenues                               4,356,736       4,146,137       9,503,051       8,681,985
                                                 --------------  --------------  --------------  --------------
Gross profit                                         1,788,914       2,155,083       4,455,169       4,110,391
                                                 --------------  --------------  --------------  --------------
Other expenses:
         General and administrative                  1,419,376       2,022,637       3,239,441       3,927,627
         Professional fees                              43,900          38,705         100,487         113,260
         Provision for bad debt                              -          12,500          75,446          44,390
         Legal litigation                              111,543          85,813         267,641         134,990
         Depreciation and amortization                  29,167          74,092          58,342         134,799
         Amounts forgiven under forgivable loans        21,250             347          42,500           6,597
         Stock based compensation                        1,324           1,324           2,647           2,647
                                                 --------------  --------------  --------------  --------------
Total other expenses                                 1,626,560       2,235,418       3,786,504       4,364,310
                                                 --------------  --------------  --------------  --------------
Income/(Loss) from operations                          162,354         (80,335)        668,665        (253,919)

Gain on forgiveness of debt                                  -               -       1,500,000               -
Interest and dividend income (expense)                   9,541          10,871        (252,979)         29,930
                                                 --------------  --------------  --------------  --------------
Pre-tax Net Income/(Loss)                              171,895         (69,464)      1,915,686        (223,989)

Income tax benefit                                           -               -         400,000               -
                                                 --------------  --------------  --------------  --------------
Net Income/(Loss) available to
 common shareholders                             $     171,895   $     (69,464)  $   2,315,686   $    (223,989)
                                                 ==============  ==============  ==============  ==============
Net Income/(Loss) per share:
         Basic                                   $        0.01   $       (0.00)  $        0.07   $       (0.01)
                                                 ==============  ==============  ==============  ==============
Weighted average number of common
 shares used in computing basic net
 income/(loss) per share                            33,283,646      40,126,133      32,221,763      39,971,906
                                                 ==============  ==============  ==============  ==============
         Diluted                                 $        0.00   $       (0.00)  $        0.06   $       (0.01)
                                                 ==============  ==============  ==============  ==============
Weighted average number of common
 shares used in computing diluted net
 income/(loss) per share                            37,557,189      40,126,133      36,495,306      39,971,906
                                                 ==============  ==============  ==============  ==============

                             See accompanying notes.

                                 vFINANCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   Six months ended June 30,
                                                 -------------------------------
                                                      2005             2004
                                                 --------------   --------------

OPERATING ACTIVITIES
Net (loss) income                                $    (223,991)   $   2,315,686
  Adjustments to reconcile net income/(loss)
    to net cash used in operating activities:
      Non-cash fees received                          (107,110)        (408,417)
      Gain on forgiveness of debt                            -       (1,500,000)
      Income tax benefit                                     -         (400,000)
      Depreciation and amortization                    134,799           58,342
      Provision for doubtful accounts                   43,390           73,696
      Non-cash compensation                             58,809          280,014
      Conversion premium expense                             -          231,625
      Accretion of debt discount                             -           18,348
      Unrealized loss (gain) on investments, net       (24,445)         123,741
      Unrealized loss on warrants                       90,340           10,382
      Amount forgiven under forgivable loans             6,597           21,250
      Stock based compensation                           2,648            1,324
      Changes in operating assets and liabilities:
        Accounts receivable                           (585,305)         (17,921)
        Forgivable loans                                     -           21,250
        Due from clearing broker                      (157,389)        (445,220)
        Notes receivable - employees                     8,290          (31,005)
        Investments in trading securities              858,776       (2,595,393)
        Other assets and liabilities                    73,618           (5,818)
        Accounts payable and accrued liabilities      (428,313)         (23,608)
        Securities, sold not yet purchased            (253,412)         763,210
                                                 --------------   --------------

Net cash used in operating activities                 (502,698)      (1,508,514)

INVESTING ACTIVITIES
    Purchase of capital lease equipment               (300,624)               -
    Purchase of equipment                              (32,683)        (104,275)
                                                 --------------   --------------

Net cash used in investing activities                 (333,307)        (104,275)

FINANCING ACTIVITIES
    Proceeds from capital lease                        300,624                -
    Payments of capital lease                          (56,486)               -
    Proceeds from issuance of common stock
      related to stock option exercise                 113,550                -
                                                 --------------   --------------

Net cash provided by financing activities              357,688                -

Increase (decrease) in cash and cash equivalents      (478,317)      (1,612,789)
Cash and cash equivalents at beginning of year       5,256,308        3,783,814
                                                 --------------   --------------

Cash and cash equivalents at end of period       $   4,777,991    $   2,171,025
                                                 ==============   ==============


                             See accompanying notes.

vFinance, Inc.
Notes to Consolidated Financial Statements June 30, 2005

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six-month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ended December 31, 2005. The interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Net operating loss carry forwards totaled approximately $8,800,000 at June 30, 2005. Each quarter the Company weighs the available positive and negative evidence and determines the extent to which the net operating loss carry forwards is realizable.

Utilization of the Company's net operating loss carry-forwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382.


3. GOODWILL

Management determined that there was no impairment of goodwill during the quarters ended June 30, 2005 and 2004. Goodwill carried on the balance sheet was $1,866,848 as of June 30, 2005. The Company evaluates the recoverability and carrying value of its Goodwill and long-lived assets at each balance sheet date. Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. The Company believes that there has not been an impairment of its Goodwill or long-lived assets as of June 30, 2005.

4. SHAREHOLDER'S EQUITY

A summary of the stock option activity for the six months ended June 30, 2005 is as follows:

                                          Weighted
                                          Average
                                          Exercise     Number     Exercise Price
                                            Price     of Shares     Per Option
                                          --------   -----------  --------------
Outstanding options at December 31, 2004    $0.20    10,538,213   $ 0.15 - $2.25
Granted.................................    $0.24     2,455,000   $ 0.17 - $0.35
Exercised ..............................    $0.20      (555,000)  $ 0.20 - $0.21
Cancelled ..............................    $0.20      (531,250)  $ 0.15 - $0.63
                                                     -----------
Outstanding options at June 30, 2005....    $0.28    11,906,963   $ 0.15 - $2.25
                                                     -----------


A summary of the stock purchase warrant activity for the six months ended June 30, 2005 is as follows:



                                          Weighted
                                          Average
                                          Exercise    Number of   Exercise Price
                                            Price     Warrants      Per Option
                                          --------   -----------  --------------
Outstanding warrants at December 31, 2004   $1.18     8,096,422   $ 0.15 - $7.20
Granted .................................       -             -
Cancelled ...............................   $4.09      (316,833)  $ 2.50 - $6.00
                                                     ----------
Outstanding options at June 30, 2005.....   $1.10     7,779,589   $ 0.15 - $7.20
                                                     ==========


The following table summarizes information concerning stock options outstanding at June 30, 2005.




                                Exercise        Options
                                 Price        Outstanding
                               ----------    -------------

                                  0.15           260,000
                                  0.17             5,000
                                  0.18           160,000
                                  0.19         1,862,502
                                  0.20           785,000
                                  0.21         3,389,247
                                  0.22            50,000
                                  0.23         1,002,500
                                  0.25           760,000
                                  0.27             7,500
                                  0.28           657,500
                                  0.32           840,000
                                  0.35         1,511,715
                                  0.36           120,000
                                  0.50           100,000
                                  0.55            69,000
                                  0.63           112,500
                                  0.70            39,000
                                  1.00            18,000
                                  2.25           157,499
                               ----------    -------------
                                              11,906,963
                                             =============

The following table summarizes information concerning warrants outstanding at June 30, 2005.

                                Exercise        Warrants
                                 Price        Outstanding
                               ----------    -------------

                                  0.15           750,000
                                  0.16         2,427,923
                                  0.20         1,000,000
                                  0.35         1,773,500
                                  0.63           400,000
                                  2.25           625,000
                                  6.00           103,166
                                  7.20           700,000
                               ----------    -------------
                                               7,779,589
                                             =============



Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method. The fair value for options and warrants granted was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: for 2005 risk free interest rates of 3.77%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 0.82 for options and warrants and an expected life of the options and warrants of 4-5 years. The Company's pro forma net loss for the six month period ended June 30, 2005 was $413,586. The Company's pro forma basic and diluted net loss per share for the six month period ended June 30, 2005 was $0.01. The impact of the Company's pro forma net loss and loss per share of the SFAS 123 pro forma requirements are not likely to be representative of future pro forma results.

5.   MATERIAL AGREEMENTS

On June 8, 2005, the Company entered into a license and website application agreement ("Agreement") with the Center for Innovative Entrepreneurship ("CIE"). CIE, a nonprofit corporation, was established to advance understanding and knowledge of the value of innovative entrepreneurship to the global economy through Education, Research and Communications initiatives. CIE, in conjunction with leading researchers, universities and a grant-giving institution, is developing the full research potential of vfinance.com and its real-time access to a broad audience of entrepreneurs and investors to track the innovation economy and to measure the impact innovative entrepreneurs have on the U.S. and global economy.

On May 13, 2005, the Company entered into a management services agreement with CIE, wherein vFinance agreed to provide certain services such as management, administrative, technical, marketing, public relations, and web site operations and development. For the period ended June 30, 2005, the Company earned $156,612 as consideration for providing management services. For the period ended June 30, 2004, the Company realized a net profit of $120,071 through operation of its website. In its license agreement with CIE, CIE has assumed the responsibility for maintaining the website and related operations. The Company, through the combination of its management services agreement and license and website application agreement with CIE, realized $36,541 in higher profit.


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

                                  VFINANCE, INC
                   Pro Forma Combined Statement of Operations
                     For the Six Months Ended June 30, 2004


                                                  vFinance      Global Partners  EquityStation      Pro Forma       ProForma
                                                                                                   Adjustments
                                               ---------------  ----------------  --------------   ------------  ---------------
REVENUE
    Commissions                                $   7,934,652    $       82,419    $  1,180,718     $        -    $   9,197,789
    Trading Profits                                2,507,687         1,786,067             812              -        4,294,566
    Success Fees                                   1,839,802                 -               -              -        1,839,802
    Consulting and Retainers                         138,000                 -               -              -          138,000
    Other Brokerage Related Income                 1,314,258                 -               -              -        1,314,258
    Other Income                                     223,821           235,214               -              -          459,035
                                               ---------------  ----------------  --------------   ------------  ---------------
                                                  13,958,220         2,103,700       1,181,530              -       17,243,450
                                               ===============  ================  ==============   ============  ===============

COST OF REVENUES
    Commissions                                    8,019,365           954,503         297,539              -        9,271,407
    Clearing and Transaction Costs                   404,289           416,281         461,649              -        1,282,219
    Success                                          987,314                 -               -              -          987,314
    Consulting and Retainers                          87,896                 -               -              -           87,896
    Other                                              4,187             4,234                              -            8,421
                                               ---------------  ----------------  --------------   ------------  ---------------
                                                   9,503,051         1,375,018         759,188              -       11,637,257
                                               ===============  ================  ==============   ============  ===============

GROSS PROFIT                                       4,455,169           728,682         422,342              -        5,606,193
                                               ---------------  ----------------  --------------   ------------  ---------------
EXPENSES
    General and Administrative                     3,239,441         1,081,461         481,598              -        4,802,500
    Professional Fees                                100,487             4,235          35,418              -          140,140
    Provision for Bad Debt                            75,446                 -               -              -           75,446
    Legal Litigation                                 267,641            44,607                              -          312,248
    Depreciation and Amortization                     58,342            11,321               -              -           69,663
    Amounts Forgiven under Forgivable Loans           42,500                 -               -              -           42,500
    Stock Based Compensation                           2,647                 -               -              -            2,647
                                               ---------------  ----------------  --------------   ------------  ---------------
                                                   3,786,504         1,141,624         517,016              -        5,445,144
                                               ---------------  ----------------  --------------   ------------  ---------------
INCOME (LOSS) From Operations                        668,665          (412,942)        (94,674)             -          161,049
                                               ---------------  ----------------  --------------   ------------  ---------------

    Gain on Forgiveness of Debt                    1,500,000                 -               -              -        1,500,000
    Interest and Dividend Income (Expense)          (252,979)          (47,253)          4,495                        (295,737)
                                               ---------------  ----------------  --------------   ------------  ---------------

PRE TAX NET INCOME (LOSS)                          1,915,686          (460,195)        (90,179)             -        1,365,312

    Federal Income Tax                               400,000                 -               -              -          400,000
                                               ---------------  ----------------  --------------   ------------  ---------------

NET INCOME (LOSS) Available to Shareholders    $   2,315,686    $     (460,195)   $    (90,179)    $        -    $   1,765,312
                                               ===============  ================  ==============   ============  ===============

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

As of June 30, 2005, certain transactions in process may result in us receiving equity instruments or stock purchase warrants in subsequent periods as discussed above. In this event, we will recognize revenue related to the receipt of such equity instruments consistent with the aforementioned policies. In addition, we would also record compensation expense at fair value related to the distribution of some or all of such equity instruments to employees or independent contractors involved with the related transaction.

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

NET CAPITAL REQUIREMENT. As of June 30, 2005, the minimum amount of net capital required to be maintained by vFinance Investments was $1,000,000 and the minimum amount of net capital required to be maintained by EquityStation was $100,000. However, EquityStation has agreed to maintain a minimum of $250,000 in net capital pursuant to its agreement with it clearing agent, Merrill Lynch.

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

STOCK BASED COMPENSATION. Upon the consummation of an advisory, consulting, capital or other similar transactions the Company may distribute equity instruments or proceeds from the sale of equity instruments to its employees. These distributions are made at the Company's discretion on a case by case basis as determined by the role of the employee and the nature of the transaction. At June 30, 2005 and 2004, no amounts were owed to employees of the Company in connection with equity investments received as compensation.

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

         SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED
                                  JUNE 30, 2004

STATEMENTS OF OPERATIONS

Operating revenues were $12,792,376 for the six months ended June 30, 2005 as compared to $13,958,220 for the six months ended June 30, 2004, a decrease of $1,165,844 or 8%. The primary reason for the decline was the unfavorable market conditions, which impacted all our business segments. Retail brokerage revenues, which comprised 70% of total revenues decreased by $516,761 or 5%, Trading Profits, which comprised 19% of total revenues decreased by $83,826 or 3% and Investment Banking, which comprised 11% of total revenues, decreased by $565,257 or 29%.

Cost of revenues were $8,681,985 for the six months ended June 30, 2005 as compared to $9,503,051 for the six months ended June 30, 2004, a decrease of $821,066, or 9%. The decrease was primarily due to decreased revenues and the corresponding decrease to commissions. The corresponding gross margin was 32% for the six months ended June 30, 2005 and for the six months ended June 30, 2004.

General and administrative expenses were $3,927,627 for the six months ended June 30, 2005 as compared to $3,239,441 for the six months ended June 30, 2004, an increase of $688,186, or 21%. This increase is primarily related to the Company's investment in hiring senior executive staff and higher rent expense due to entering into a new lease in the New York office, the expansion of our Boca Raton headquarters space and the new lease for the Company's disaster recovery center in Mt. Laurel, New Jersey. These increases were partially offset by a decrease in the reserve for customer settlements and discretionary bonuses.

Professional fees were $113,260 for the six months ended June 30, 2005 as compared to $100,487 for the six months ended June 30, 2004, an increase of $12,773, or 13%. This increase was primarily attributable to tax return preparation fees and consulting fees related to the build out of the Company's information technology platform.

Bad debt expense was $44,390 for the six months ended June 30, 2005 as compared to $75,446 for the six months ended June 30, 2004, a decrease of $31,056 or 41%. The decrease was primarily due to the recognition of bad debt expense related to former employees' receivables in the first quarter of 2004 that was completely provided for by the end of that year.

Litigation expense was $134,990 for the six months ended June 30, 2005 as compared to $267,641 for the six months ended June 30, 2004, a decrease of $132,651, or 50%. As is typical in the industry, customers make claims regarding the Company's actions and the Company defends itself vigorously against such claims. The Company's cost of defending itself varies quarter-to-quarter depending on the volume of claims which are in process at any given time.

Depreciation and amortization was $134,799 for the six months ended June 30, 2005 as compared to $58,342 for the six months ended June 30, 2004, an increase of $76,457, or 131%. The increase in depreciation and amortization was primarily attributable to the Company's investment in its technological infrastructure and facilities.

The amount forgiven under forgivable loans was $6,597 for the six months ended June 30, 2005 as compared to $42,500 for the six months ended June 30, 2004, a decrease of $35,903, or 84%. The decrease is attributable to the Company's decision several years ago to discontinue the practice of providing forgivable loans to brokers as part of its recruitment efforts. Accordingly, there have been no additions to the outstanding balance and the remaining balance has been fully amortized.

Stock based compensation was $2,647 for both the six months ended June 30, 2005 and the six months ended June 30, 2004. The Company granted warrants to its landlord related to the renegotiation of its lease and this amount is being amortized over the life of the lease.



LIQUIDITY AND CAPITAL RESOURCES

The Company had $4,777,991 of unrestricted cash at June 30, 2005.

Net cash used in operating activities for the six months ending June 30, 2005, was $502,698 as compared to $1,508,514 for the six months ending June 30, 2004. The decrease in cash used by operating activities is primarily attributable to a significant improvement in working capital offset by the net loss. The Company's investments in securities decreased significantly from the prior year, which positively impacted the cash balance; this was partially offset by an increase in accounts receivable as a result of a significant customer receivable. The Company is actively engaged in collecting this receivable and believes it to be fully collectible.

Net cash used in investing activities for the six months ending June 30, 2005, was $333,307 as opposed to $104,275 for the six months ending June 30, 2004. The primary reason for the increase is our strategy to introduce new services to our existing clients and affiliates which has required the investment in new systems and technologies. In addition, the Company invested in its disaster recovery plan by implementing communication redundancy systems that would enable us to continuously service our clients. In order to finance these capital expenditures, the Company entered into lease agreements (discussed below under cash provided by financing).

Net cash provided by financing activities for the six months ending June 30, 2005, was $357,688 as opposed to $0 for the six months ending June 30, 2004. The increase is due to the Company entering into certain capital lease agreements to finance its investment in information technology equipment and the proceeds from the issuance of common stock related to stock option exercises.

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

10.1 - License and Website Agreement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         Signature                       Title                       Date
         ---------                       -----                       ----

By: /s/ Leonard J. Sokolow        Chief Executive Officer        August 12, 2005
    ----------------------        and President
     Leonard J. Sokolow           (Principal Executive Officer)


By: /s/ Sheila C. Reinken        Chief Financial Officer and     August 12, 2005
    -------------------------    (Principal Financial and
     Sheila C. Reinken           Accounting Officer)