Form 10QSB
period 2005-09-30
VFINANCE INC
filed 2005-11-21
CIK 890285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       or

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period _____________ to _________________


                                   1-11454-03
                             ----------------------
                             Commission File Number


                                 vFINANCE, INC.
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


                                 (561) 981-1000
                          -----------------------------
                           (Issuer's telephone number)


              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( x ) No ( )

Indicate by check mark whether the registrant is a a shell company (as defined in Rule 12b of the Exchange Act). Yes ( ) No (x)


State the number of shares outstanding of each of the issuer's classes of common equity, as of November 21, 2005:

40,126,134 shares of Common Stock $0.01 par value

                                      INDEX
                                 VFINANCE, INC.


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet - September 30,2005
            (Unaudited).................................................... 4

        Consolidated Statements of Operations for the three
            & nine months ended September 30, 2005 and 2004
            (Unaudited).................................................... 5

        Consolidated Statements of Cash Flows for the nine
            months ended September 30, 2005 and 2004
            (Unaudited).................................................... 6

        Notes to Consolidated Financial Statements (Unaudited)............. 7-11

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations .............................. 12-15

Item 3. Controls and Procedures ........................................... 16

PART II. OTHER INFORMATION


Item 6. Exhibits .......................................................... 17


Signatures ................................................................ 18

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

                         vFINANCE, INC. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005
                                   (UNAUDITED)

Assets:
     Current Assets:
         Cash and cash equivalents                                            $  4,754,968
         Due from clearing broker                                                  766,386
         Investments in trading securities                                         593,875
         Accounts receivable, net of allowance
             for doubtful accounts of $49,100                                      319,446
         Notes receivable                                                          218,014
         Prepaid expenses and other current assets                                 108,793
                                                                              -------------

     Total current assets                                                        6,761,482

     Furniture and equipment, at cost:
         Furniture and equipment                                                 1,347,885
         Internal use software                                                     167,814
                                                                              -------------
                                                                                 1,515,699
     Less accumulated depreciation                                                (782,936)
                                                                              -------------
     Furniture and equipment, net                                                  732,763

     Goodwill                                                                    1,866,848
     Due from related parties                                                       50,362
     Other assets                                                                  111,616
                                                                              -------------

Total Assets                                                                  $  9,523,071
                                                                              =============

Liabilities and Stockholders' Equity:
     Current liabilities:
         Accounts payable                                                     $    536,645
         Accrued payroll                                                         1,606,016
         Other accrued liabilities                                                 670,024
         Securities sold, not yet purchased                                          7,378
         Capital lease obligations                                                 184,040
         Other                                                                     195,249
                                                                              -------------

     Total current liabilities                                                   3,199,352

         Capital lease obligations, long term                                      273,438

     Stockholders' Equity:
         Series A Convertible Preferred Stock $0.01 par value,
             122,500 shares authorized, 0 shares issued and outstanding                  -
         Series B Convertible Preferred Stock $0.01 par value,
             50,000 shares authorized, 0 shares issued and outstanding                   -
         Common stock $0.01 par value, 75,000,000 shares
             authorized, 40,126,134 issued and outstanding                         401,265
         Additional paid-in-capital                                             26,821,557
         Accumulated deficit                                                   (21,172,541)
                                                                              -------------

     Total Stockholders' Equity                                                  6,050,281
                                                                              -------------

Total Liabilities and Stockholders' Equity                                    $  9,523,071
                                                                              =============


     See accompanying notes to unaudited consolidated financial statements.

                        vFINANCE, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                 THREE MONTHS   THREE MONTHS    NINE MONTHS     NINE MONTHS
                                                                    ENDED          ENDED           ENDED           ENDED
                                                                 SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                                                 -------------  -------------  -------------   --------------
                                                                     2005           2004           2005           2004
                                                                 -------------  -------------  -------------   -------------
Revenues:
    Commissions - agency                                         $  4,037,698   $  2,765,752   $ 11,439,286    $ 10,700,404
    Trading Profits                                                   938,700        721,712      3,362,562       3,229,400
    Success Fees                                                      741,683        423,248      1,747,084       2,263,050
    Consulting and retainers                                           85,500         84,291        492,644         222,291
    Other brokerage related income                                    686,639        532,105      2,084,409       1,846,364
    Other                                                              62,450        101,915        219,062         325,736
                                                                 -------------  -------------  -------------   -------------
Total revenues                                                      6,552,670      4,629,023     19,345,047      18,587,245
                                                                 -------------  -------------  -------------   -------------

Cost of revenues:
    Commissions                                                     3,492,307      2,621,890     10,331,314      10,641,255
    Clearing and transaction costs                                    456,506        177,804      1,414,813         592,782
    Success                                                           378,470        288,637        901,448       1,275,951
    Consulting and retainers                                           92,571         45,386        428,869         133,281
    Other                                                                   -           (349)             -           3,838
                                                                 -------------  -------------  -------------   -------------
Total cost of revenues                                              4,419,854      3,133,368     13,076,444      12,647,107
                                                                 -------------  -------------  -------------   -------------

Gross profit                                                        2,132,816      1,495,655      6,268,603       5,940,138
                                                                 -------------  -------------  -------------   -------------

Other expenses:
    General and administrative                                      2,070,620      1,317,584      6,023,645       4,546,336
    Professional fees                                                  27,065         38,744        140,325         139,231
    Provision for bad debt                                             16,100         10,121         60,490          85,567
    Legal litigation                                                   70,478         60,170        205,469         327,811
    Depreciation and amortization                                      82,611         36,058        217,410          94,400
    Amounts forgiven under forgivable loans                                 -         21,250          6,597          63,750
    Stock based compensation                                           16,765          1,324         19,412           3,971
                                                                 -------------  -------------  -------------   -------------
Total other expenses                                                2,283,639      1,485,251      6,673,348       5,261,066
                                                                 -------------  -------------  -------------   -------------

Income/(Loss) from operations                                        (150,823)        10,404       (404,745)        679,072

Other Income (Expense)

Gain on forgiveness of debt                                                 -              -              -       1,500,000
Interest and dividend income (expense)                                 18,080          9,338         48,010        (243,641)
                                                                 -------------  -------------  -------------   -------------

Total Other Income (Expense),net                                       18,080          9,338         48,010       1,256,359
                                                                 -------------  -------------  -------------   -------------

Pre-tax Net Income/(Loss)                                            (132,743)        19,742       (356,735)      1,935,431

Income tax benefit                                                          -              -              -         400,000
                                                                 -------------  -------------  -------------   -------------

Net Income/(Loss) available to common shareholders               $   (132,743)  $     19,742   $   (356,735)  $   2,335,431
                                                                 =============  =============  =============  ==============

Net Income/(Loss) per share:
    Basic                                                        $       0.00   $       0.00   $      (0.01)  $        0.07
                                                                 =============  =============  =============  ==============

Weighted average number of common shares used in
    computing basic net income/(loss) per share                    40,123,134     33,295,868     40,023,880      32,582,411
                                                                 =============  =============  =============  ==============

    Diluted                                                      $       0.00   $       0.00   $       0.00   $        0.07
                                                                 =============  =============  =============  ==============

Weighted average number of common shares used in
    computing diluted net income/(loss) per share                  40,123,134     33,528,105     40,023,880      32,814,648
                                                                 =============  =============  =============  ==============



     See accompanying notes to unaudited consolidated financial statements.

                         vFINANCE, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -------------------------------
                                                                        2005             2004
                                                                   --------------   --------------
Cash Flows from Operating Activities:
Net income (Loss)                                                  $    (356,735)   $   2,335,431
    Adjustments to reconcile net income/(loss) to
       net cash provided /(used)in operating activities:
          Non-cash fees received                                        (434,011)        (419,365)
          Gain on forgiveness of debt                                          -       (1,500,000)
          Income tax benefit                                                   -         (400,000)
          Depreciation and amortization                                  217,410           94,400
          Provision for doubtful accounts                                 59,490           84,052
          Non-cash compensation                                          158,060          300,625
          Conversion Premium Expense                                           -          231,625
          Impairment Expense                                              80,000                -
          Accretion of debt discount                                           -           18,349
          Unrealized loss (gain) on investments, net                     (14,342)         183,367
          Unrealized loss (gain) on warrants                             118,768           30,988
          Amount forgiven under forgivable loans                           6,597           63,750
          Stock based compensation                                        19,413            3,971
          Changes in operating assets and liabilities:
          (Increase) Decrease
            Accounts receivable                                         (220,653)         (44,870)
            Due from clearing broker                                      24,137          (46,463)
            Notes receivable - employees                                 (49,312)         139,136
            Investments in trading securities                            600,455          361,705
            Other current assets                                          12,795                -
            Other assets and liabilities                                  85,176           78,514
          Increase (Decrease)
            Accounts payable and accrued liabilities                    (453,945)        (900,992)
            Securities, sold not yet purchased                          (285,632)         (13,263)
                                                                   --------------   --------------

Net cash provided by /(used in)operating activities                     (432,329)         600,960

Cash Flows from Investing Activities:
    Purchase of capital lease equipment                                 (367,952)         (22,336)
    Purchase of equipment                                                (83,783)        (146,292)
                                                                   --------------   --------------

Net cash used in investing activities                                   (451,735)        (168,628)

Cash Flows from Financing Activities:
    Proceeds from capital leases                                         367,951           22,336
    Repayments on capital leases                                         (98,777)            (502)
    Proceeds from exercise of common stock options                       113,550                -

                                                                   --------------   --------------
Net cash provided by financing activities                                382,724           21,834

Increase/(decrease) in cash and cash equivalents                        (501,340)         454,166
Cash and cash equivalents at beginning of year                         5,256,308        3,783,814
                                                                   --------------   --------------

Cash and cash equivalents at end of period                         $   4,754,968    $   4,237,980
                                                                   ==============   ==============


     See accompanying notes to unaudited consolidated financial statements.

                         VFINANCE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005


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


2.   SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine-month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ended December 31, 2005. The interim financial statements should be read in connection with the audited financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Net operating loss carry forwards totaled approximately $8,860,000 at September 30, 2005. Each quarter the Company weighs the available positive and negative evidence and determines the extent to which the net operating loss carry forwards is realizable.

Utilization of the Company's net operating loss carry-forwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382.

3. GOODWILL

Management determined that there was no impairment of goodwill during the three and nine months ended September 30, 2005 and 2004, respectively. Goodwill carried on the balance sheet was $1,866,848 as of September 30, 2005. The Company evaluates the recoverability and carrying value of its Goodwill and long-lived assets at each balance sheet date. Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends.

                         VFINANCE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005


4.   STOCKHOLDER'S EQUITY

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

A summary of the stock option activity for the nine months ended September 30, 2005 is as follows:

                                          Weighted
                                          Average
                                          Exercise     Number     Exercise Price
                                            Price     of Shares     Per Option
                                          --------    ---------    -------------
Outstanding options at December 31, 2004    $0.20    10,538,213    $0.15 - $2.25
Granted.................................    $0.23     4,071,250    $0.17 - $0.35
Exercised ..............................    $0.20      (555,000)   $0.20 - $0.21
Cancelled ..............................    $0.21    (1,801,250)   $0.15 - $0.63
                                                     ----------
Outstanding options at September 30, 2005   $0.28    12,253,213    $0.15 - $2.25
                                                     ----------



A summary of the stock purchase warrant activity for the nine months ended September 30, 2005 is as follows:


                                          Weighted
                                          Average
                                          Exercise    Number of   Exercise Price
                                            Price     Warrants      Per Option
                                          --------    ---------    -------------
Outstanding warrants at December 31, 2004   $1.18     8,096,422    $0.15 - $7.20
Granted .................................       -             -
Cancelled ...............................   $2.80      (316,833)   $2.50 - $6.00
                                                      ---------
Outstanding warrants at September 30, 2005. $1.11     7,779,589    $0.15 - $7.20
                                                      =========

                         VFINANCE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005


The following table summarizes information concerning stock options outstanding at September 30, 2005.

                          Exercise       Options
                           Price       Outstanding
                        ------------  -------------

                           0.15            260,000
                           0.17             10,000
                           0.18           160,000
                           0.19         2,432,502
                           0.20           535,000
                           0.21         3,389,247
                           0.22            60,000
                           0.23         1,002,500
                           0.25           760,000
                           0.26            31,250
                           0.27             7,500
                           0.28           637,500
                           0.32           840,000
                           0.35         1,511,715
                           0.36           120,000
                           0.50           100,000
                           0.55            69,000
                           0.63           112,500
                           0.70            39,000
                           1.00            18,000
                           2.25           157,499
                         -----------  ------------
                                       12,253,213
                                      ============

The following table summarizes information concerning warrants outstanding at September 30, 2005.

                          Exercise      Warrants
                           Price       Outstanding
                        ------------  -------------

                           0.15            750,000
                           0.16          2,427,923
                           0.20          1,000,000
                           0.35          1,773,500
                           0.63            400,000
                           2.25            625,000
                           6.00            103,166
                           7.20            700,000
                                      --------------
                                         7,779,589
                                      ==============

Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method. The fair value for options and warrants granted was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: for 2005 risk free interest rates of 3.77%; expected dividends of zero; volatility factor of the expected market price of the Company's common stock of
0.82 for options and warrants and an expected life of the options and warrants of 4-5 years. The Company's pro forma net loss for the period ended September 30, 2005 was $413,586. The Company's pro forma basic and diluted net loss per share for the nine month period ended September 30, 2005 was $0.02. The impact of the Company's pro forma net loss and loss per share of the SFAS 123 pro forma requirements are not likely to be representative of future pro forma results.

                         VFINANCE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005


5.   MATERIAL AGREEMENTS

On September 8, 2005, the Company entered into a license and website application agreement ("Agreement") with the Center for Innovative Entrepreneurship ("CIE"). CIE, a nonprofit corporation, was established to advance understanding and knowledge of the value of innovative entrepreneurship to the global economy through Education, Research and Communications initiatives. CIE, in conjunction with leading researchers, universities and a grant-giving institution, is developing the full research potential of vfinance.com and its real-time access to a broad audience of entrepreneurs and investors to track the innovation economy and to measure the impact innovative entrepreneurs have on the U.S. and global economy.

On May 13, 2005, the Company entered into a management services agreement with CIE, wherein vFinance agreed to provide certain services such as management, administrative, technical, marketing, public relations, and web site operations and development. For the period ended September 30, 2005, the Company earned $203,093 as consideration for providing management services. In its license agreement with CIE, CIE has assumed the responsibility for maintaining the Company's website and related operations.


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

                                  VFINANCE, INC
                   Pro Forma Combined Statement of Operations
                  For the Nine Months Ended September 30, 2004


                                                  vFinance     Global Partners   EquityStation    Pro Forma       ProtForma
                                                                                                 Adjustments
REVENUE
    Commissions                                $  10,700,404   $      159,762    $  1,661,287    $         -    $  12,521,453
    Trading Profits                                3,229,400        2,772,633           3,739              -        6,005,772
    Success Fees                                   2,263,050                -               -              -        2,263,050
    Consulting and Retainers                         222,291                -               -              -          222,291
    Other Brokerage Related Income                 1,846,364                -               -              -        1,846,364
    Other Income                                     325,736          353,714               -              -          679,450
                                               --------------  ---------------   -------------   ------------   --------------
                                                  18,587,245        3,286,109       1,665,026              -       23,538,380
                                               ==============  ===============   =============   ============   ==============

COST OF REVENUES
    Commissions                                   10,641,255        1,543,109         421,893              -       12,606,257
    Clearing and Transaction Costs                   592,782          640,080         628,961              -        1,861,823
    Success                                        1,275,951                -               -              -        1,275,951
    Consulting and Retainers                         133,281                -               -              -          133,281
    Other                                              3,838            5,138                              -            8,976
                                               --------------  ---------------   -------------   ------------  ---------------
                                                  12,647,107        2,188,327       1,050,854              -       15,886,288
                                               ==============  ===============   =============   ============  ===============

GROSS PROFIT                                       5,940,138        1,097,782         614,172              -        7,652,092
                                               --------------  ---------------   -------------   ------------  ---------------
EXPENSES
    General and Administrative                     4,546,336        1,571,015         693,356              -        6,810,707
    Professional Fees                                139,231            6,335          32,510              -          178,076
    Provision for Bad Debt                            85,567                -               -              -           85,567
    Legal Litigation                                 327,811           83,151          18,414              -          429,376
    Depreciation and Amortization                     94,400           16,982               -              -          111,382
    Amounts Forgiven under Forgivable Loans           63,750                -               -              -           63,750
    Stock Based Compensation                           3,971                -               -              -            3,971
                                               --------------  ---------------   -------------   ------------  ---------------
                                                   5,261,066        1,677,483         744,280              -        7,682,829
                                               --------------  ---------------   -------------   ------------  ---------------
INCOME (LOSS) From Operations                        679,072         (579,701)       (130,108)             -          (30,737)
                                               --------------  ---------------   -------------   ------------  ---------------

    Gain on Forgiveness of Debt                    1,500,000                -               -              -        1,500,000
    Interest and Dividend Income (Expense)          (243,641)         (67,081)          6,317                        (304,405)
                                               --------------  ---------------   -------------   ------------  ---------------

PRE TAX NET INCOME (LOSS)                          1,935,431         (646,782)       (123,791)             -        1,164,858

    Federal Income Tax                               400,000                -               -              -          400,000
                                               --------------  ---------------   -------------   ------------  ---------------

NET INCOME (LOSS) Available to Shareholders    $   2,335,431   $     (646,782)   $   (123,791)   $         -   $    1,564,858
                                               ==============  ===============   =============   ============  ===============

Net Income/(Loss) per share:
    Basic                                                                                                                0.05

Weighted average number of common shares used in
    computing basic net income/(loss) per share                                                                    32,582,411
                                                                                                               ===============

    Diluted                                                                                                    $         0.05
                                                                                                               ===============

Weighted average number of common shares used in
    computing diluted net income/(loss) per share                                                                  32,814,648
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

As of September 30, 2005, certain transactions in process may result in us receiving equity instruments or stock purchase warrants in subsequent periods as discussed above. In this event, we will recognize revenue related to the receipt of such equity instruments consistent with the aforementioned policies. In addition, we would also record compensation expense at fair value related to the distribution of some or all of such equity instruments to employees or independent contractors involved with the related transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

NET CAPITAL REQUIREMENT. As of September 30, 2005, the minimum amount of net capital required to be maintained by vFinance Investments was $1,000,000 and the minimum amount of net capital required to be maintained by EquityStation was $100,000.

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

STOCK BASED COMPENSATION. Upon the consummation of an advisory, consulting, capital or other similar transactions the Company may distribute equity instruments or proceeds from the sale of equity instruments to its employees. These distributions are made at the Company's discretion on a case by case basis as determined by the role of the employee and the nature of the transaction. At September 30, 2005 and 2004, no amounts were owed to employees of the Company in connection with equity investments received as compensation.

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

GOODWILL AND OTHER INTANGIBLE ASSETS ("FAS 142"). The provisions of FAS 141 eliminated the pooling-of-interests method of accounting for business combinations consummated after September 30, 2001. We adopted FAS 141 on July 1, 2001 and it did not have a significant impact on our financial position or results of operations. Under the provisions of FAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company adopted the new accounting rules, as required, effective January 1, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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


     NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED
                               SEPTEMBER 30, 2004

STATEMENTS OF OPERATIONS

Operating revenues were $19,345,047 for the nine months ended September 30, 2005 as compared to $18,587,245 for the nine months ended September 30, 2004, an increase of $757,802 or 4%. The primary reason for the increase was the incremental revenue generated from the EquityStation business and the emerging markets fixed income trading business that was acquired in November 2004. These businesses generated $1,268,289 in retail brokerage revenue and $732,657 in trading profits, respectively which offset decreases in the base retail and trading businesses resulting from unfavorable market conditions. Retail brokerage revenues, which comprised 70% of total revenues increased by $976,928 or 20%, Trading Profits, which comprised 17% of total revenues increased by $133,162 or 4% and Investment Banking, which comprised 12% of total revenues, decreased by $245,613 or 11%.

Cost of revenues were $13,076,044 for the nine months ended September 30, 2005 as compared to $12,647,107 for the nine months ended September 30, 2004, an increase of $429,337 or 3%. The increase was primarily due to increased revenues and the corresponding increase to commission expense. The corresponding gross margin was 32% for the nine months ended September 30, 2005 and for the nine months ended September 30, 2004.

General and administrative expenses were $6,023,645 for the nine months ended September 30, 2005 as compared to $4,546,336 for the nine months ended September 30, 2004, an increase of $1,477,309, or 32%. This increase is primarily related to the Company's investment in hiring senior executive staff and higher rent expense due to entering into a new lease in the New York office, the expansion of our Boca Raton headquarters space and the new lease for the Company's disaster recovery center in Mt. Laurel, New Jersey The company also reserved for the impairment of an asset in the amount of $80,000, an expense that did not occur in 2004. Professional fees were $140,325 for the nine months ended September 30, 2005 as compared to $139,231 for the nine months ended September 30, 2004, an increase of $1,094, or 1%.

Bad debt expense was $60,490 for the nine months ended September 30, 2005 as compared to $85,567 for the nine months ended September 30, 2004, a decrease of $25,077 or 29%. The decrease was primarily due to the recognition of bad debt expense related to former employees' receivables in the first quarter of 2004 that was completely provided for by the end of that year.

Litigation expense was $205,469 for the nine months ended September 30, 2005 as compared to $327,811 for the nine months ended September 30, 2004, a decrease of $122,342, or 37%. The decrease in litigation expense resulted from having fewer open claims in the current period versus the prior period. Litigation expense is primarily a function of the number of customer claims in any given period. The Company's cost of defending itself varies depending on the volume of claims which are in process at any given time.

Depreciation and amortization was $217,410 for the nine months ended September 30, 2005 as compared to $94,400 for the nine months ended September 30, 2004, an increase of $123,010, or 130%. The increase in depreciation and amortization was primarily attributable to the Company's investment in its technological infrastructure and facilities.

The amount forgiven under forgivable loans was $6,597 for the nine months ended September 30, 2005 as compared to $63,750 for the nine months ended September 30, 2004, a decrease of $57,153, or 90%. The decrease is attributable to the Company's decision several years ago to discontinue the practice of providing forgivable loans to brokers as part of its recruitment efforts. Accordingly, there have been no additions to the outstanding balance and the remaining balance has been fully amortized.

Stock based compensation was $19,412 for the nine months ended September 30, 2005 as compared to $3,971 for the nine months ended September 30, 2004. The Company granted warrants to its landlord related to the renegotiation of its lease which were being amortized over the life of the lease but were fully amortized in the quarter ended September 30, 2005 due to a change in ownership of the leased property.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED
                               SEPTEMBER 30, 2004
                                    (continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company had $4,754,968 of unrestricted cash at September 30, 2005 as compared to $4,237,980 of unrestricted cash as of September 30, 2004.

Net cash used in operating activities for the nine months ending September 30, 2005, was $432,329 as compared to net cash provided of $600,960 for the nine months ending September 30, 2004. The increase in cash used by operating activities is primarily attributable to the net loss for the period offset by a lower investment in trading securities and higher depreciation and amortization expense.

Net cash used in investing activities for the nine months ending September 30, 2005, was $451,735 as opposed to $168,628 for the nine months ending September 30, 2004. The primary reason for the increase is our strategy to introduce new services to our existing clients and affiliates which has required the investment in new systems and technologies. In addition, the Company invested in its disaster recovery plan by implementing communication redundancy systems that would enable us to continuously service our clients. In order to finance these capital expenditures, the Company entered into lease agreements (discussed below under cash provided by financing).

Net cash provided by financing activities for the nine months ending September 30, 2005, was $382,725 as opposed to $21,834 for the nine months ending September 30, 2004. The increase is due to the Company entering into certain capital lease agreements to finance its investment in information technology equipment and the proceeds from the issuance of common stock related to stock option exercises.

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


ITEM 6. EXHIBITS.

(a) EXHIBITS

   31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..

   31.2 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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





         Signature                       Title                       Date
    ------------------------    -----------------------------  -----------------



By: /s/ Leonard J. Sokolow      Chief Executive Officer        November 21, 2005
    ------------------------    and President
    Leonard J. Sokolow          (Principal Executive Officer)



By: /s/ Sheila C. Reinken       Chief Financial Officer and    November 21, 2005
    ------------------------    (Principal Financial and
    Sheila C. Reinken           Accounting Officer)