Form 10KSB
period 2005-12-31
VFINANCE INC
filed 2006-03-31
CIK 890285

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes [  ]   No [X]

The issuer's revenues for the fiscal year ended December 31, 2005 were
$25,826,250

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 27, 2006, based upon the average bid and ask prices of such stock on that date was $5,915,912. The number of shares of Common Stock of the issuer outstanding as of March 28, 2006 was 40,126,133.

                            DOCUMENTS INCORPORATED BY
                                 REFERENCE: NONE

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

Forward-Looking Statements                                                  3

PART I.

Item 1.    Description of Business                                          4

Item 2.    Description of Property                                         19

Item 3.    Legal Proceedings                                               19

Item 4.    Submission of Matters to a Vote of Security Holders             21


PART II.

Item 5.    Market for Common Equity, Related Stockholder Matters and
           Small Business Issuer Purchases of Equity Securities            22

Item 6.    Management's Discussion and Analysis of Financial Condition
           or Plan of Operations                                           22

Item 7.    Financial Statements                                            30

Item 8.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                        55

Item 8A.   Controls and Procedures                                         55

Item 8B.   Other Information                                               55


PART III.

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act               56

Item 10.   Executive Compensation                                          58

Item 11.   Security Ownership of Certain Beneficial Owners and Management
            And Related Stockholder Matters                                60

Item 12.   Certain Relationships and Related Transactions                  60

Item 13.   Exhibits                                                        61

Item 14.   Principal Accountant Fees and Services                          65





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

                                     PART I




ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

vFinance, Inc. is a holding company engaged in the financial services business where our strategic focus is on servicing the needs of high net-worth and institutional investors and high growth companies. Through our principal operating subsidiary, vFinance Investments, Inc., a licensed broker-dealer, we provide investment banking, retail and institutional brokerage services in all 50 states and the District of Columbia. The Company also operates a second broker-dealer, EquityStation, Inc. ("EquityStation") which offers institutional traders, hedge funds and professional traders a suite of services designed to enhance their trading by offering services such as trading technology, routing software, hedge fund incubation, capital introduction and custodial services. Clients, investors, shareholders and other stakeholders may access vFinance through its website at www.vfinance.com.

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

The Company, as part of its strategic focus to operate its retail brokerage business using an independent contractor (IC) model, on January 1, 2003, entered into a Joint Venture Agreement with JSM Capital Holding Corp. ("JSM"), a retail brokerage IC headquartered in New York and founded by John S. Matthews (who was also, at the same time, named the President of vFinance's Retail Brokerage Division). Effective May 1, 2003, vFinance merged its "company-owned" retail branches into JSM, in exchange for a 19% equity position in JSM's common stock. Effective upon such mergers JSM became an IC of the Company. This Joint venture was terminated for cause in July 2005, and the investment in JSM was fully impaired.

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

In accordance with the terms of the acquisition agreements of Global and EquityStation, the Company delivered into escrow 8,324,690 restricted shares (the "Shares") of the Common Stock, and warrants (the "Warrants") to purchase 3,299,728 shares of the Common Stock at a price of $0.11 per share. All of the shares of EquityStation were also delivered into escrow. Subject to (a) any indemnification claims under the acquisition agreements and (b) the financial performance of EquityStation and the business of Global acquired by vFinance Investments over the periods specified in the escrow agreement, a portion of the Shares and the Warrants was distributed to Global and Level2. As determined pursuant to the financial performance calculation in the escrow agreement, 2,199,425 of the Shares and 871,805 of the Warrants are subject to cancellation in accordance with the terms of the escrow agreement. This is reflected in the purchase price and the associated goodwill recorded as of December 31, 2005. When the escrow agreement is terminated, all of the shares of EquityStation will be distributed to vFinance Investments Holdings, and the holders of the Shares and Warrants will be entitled to certain piggyback registration rights. The Company also entered into a standstill agreement with each of Marcos Konig, Harry Konig and Salomon Konig, to provide restrictions on certain actions for a defined time period.

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

OUR COMPANY. We are a diversified financial services company committed to meeting the financial needs of high net-worth investors, institutions focused on portfolio growth and management strategies, and high growth emerging companies seeking capital. The Company's principal activities are provided by four business units. Retail Brokerage offers securities brokerage services including the sale of equities, mutual funds and fixed income products. Investment Banking assists emerging growth private and public companies develop sound strategic plans and access capital. Wholesale Trading operations provide wholesale market-making services for over 2500 Over-the-Counter Bulletin Board and NASDAQ Small Cap stocks to national and regional full-service broker-dealers, electronic discount brokers, and institutional investors. Institutional Services provides investment, technology and research services to institutional fund managers and other institutional investors.

In the execution of our business strategy, the Company has created a Website, www.vfinance.com, that reaches a worldwide audience of individuals looking to create wealth through equity investments in both their personal portfolios and their businesses. Our Website is a leading destination for entrepreneurs, owners of small and medium businesses looking for capital, venture capitalists and private (i.e. Angel) and institutional investors seeking equity investments in high growth companies. Each month our Website attracts an estimated 80,000 business owners from over 100 countries and communicates to approximately 60,000 high net-worth individuals and institutional investors. Our Website is typically listed by search engines as one of the top sites for relevant content. In addition, over 5,000 Websites have links to our Website including Microsoft Network, Dow Jones, THE WALL STREET JOURNAL, ENTREPRENEUR MAGAZINE, INC., Stanford University, and Yahoo!. Our business model is scalable as a) the7 Website provides sales leads to our Retail Brokerage, Investment Banking, and Institutional Services Divisions and b) the firm has structured its Banking and Brokerage business to take advantage of an Independent Contractor model allowing the firm to expand and contract without the costs and liabilities associated with employees and offices. Due to the Website's large, global audience of entrepreneurs and venture investors, the Website serves as a vehicle to collect, measure and analyze data on entrepreneurial activity. See Internet Strategy.

RECENT FINANCINGS

The Company entered into agreements with two financial institutions to increase our resources. The discussion below is qualified in its entirety by reference to the copies of the agreements attached as exhibits to this filed report.

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

The Company borrowed $1,500,000 under the credit facility on January 28, 2002 leaving an additional $1,500,000 available. In June 2003, Fidelity Investments, on behalf of its clearing division, National Financial Services LLC, Member NYSE/SIPC, a Fidelity Investments company ("NFS"), announced that it had acquired Correspondent Services Clearing ("CSC"), an affiliate of UBS and vFinance Investments' clearing firm at the time. The credit facility stayed with UBS subsequent to the acquisition giving rise to potential breaches under such credit facility as well as precluding the Company from drawing an additional $1,500,000 thereunder. During March 2004, NFS agreed to directly pay down the UBS credit facility in the amount of $1,500,000 pursuant to a guaranty Fidelity Investments made to UBS as part of their original acquisition of the CSC clearing division. As a result, the Company was relieved from $1,500,000 in debt but no longer had the ability to obtain an additional $1,500,000 under the credit facility or assert any claims against UBS or NFS regarding this transaction and credit facility. During March 2004, the Company entered into a clearing agreement with NFS. The new clearing agreement required NFS to pay to vFinance, over a five year period beginning January 2004, a monthly incentive bonus not to exceed $25,000 per month up to $1,500,000, based on a formula that the Company believes is very achievable. Accordingly, NFS has been paying $25,000 per month related to this incentive calculation and such amount, $300,000 through December 31, 2005, has been included in the attached statements of operations as "other brokerage related income". The new clearing agreement also required NFS to provide the Company with $200,000 to assist the Company with transition costs related to the conversion from CSC to NFS. This amount was paid to vFinance in March 2004 and was included in the first quarter 2004's statements of operations as a reduction to clearing and transaction costs. In consideration for these incentives, NFS required a termination fee of $1,700,000 should vFinance discontinue using NFS' services. This fee is reduced, pro rata, annually over the five year term of the agreement. The Company began clearing through NFS during May 2004.

OUR BUSINESS

RETAIL AND TRADING BUSINESS. The largest portion of our revenues, 89% in 2005 and 85% in 2004 was attributable to commissions generated by our brokerage and trading activities through our wholly owned broker-dealer subsidiary, vFinance Investments. vFinance Investments' Retail Brokerage and Trading Divisions buys and sells securities for its customers from other dealers on an agency basis, and charges its customers a commission for its services. Such commission revenue is derived from brokerage transactions in listed and over-the-counter securities and mutual fund securities. vFinance Investments has agreements with numerous mutual fund management companies pursuant to which it sells shares in a variety of mutual funds. Mutual fund commissions are derived from standard dealers' discounts that are a small percentage of the purchase price of the shares depending upon the terms of the dealer agreement and the size of the transaction. In addition, most funds permit vFinance Investments to receive additional periodic fees based upon the customer's investments maintained in particular funds.

INVESTMENT BANKING. A significant portion of our revenues in our last fiscal year were derived from the success fees generated by our vFinance Investments' Investment Banking Division (8% in 2005) (12% in 2004). We assist emerging growth private and public companies by (i) developing sound strategic plans,
(ii) obtaining equity, mezzanine, bridge, or acquisition capital, (iii) executing strategically sound acquisitions or divestiture strategies, (iv) raising capital in the public markets, and (v) maximizing shareholder value by conducting recapitalizations or other liquidity transactions. As consideration for such services, we are paid retainers and success fees, based on the percentage of the total value of a transaction, which are contingent on the successful completion of a specified transaction. As part of our success fees, we periodically receive equity instruments and stock purchase warrants from companies for which we perform services in addition to cash paid for such services.

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

WHOLESALE TRADING BUSINESS. In support of the firm's retail brokerage, banking and institutional services businesses, we offer wholesale market-making services. vFinance Investments makes markets in over 250O Over-the-Counter Bulletin Board. National Market System, Pink Sheet, and NASDAQ Small Cap stocks. The Company's customers are national and regional full-service broker-dealers, electronic discount brokers and institutional investors that require fast and efficient executions for each security. This expertise supports the firm's investment banking strategy of servicing high growth public companies that are looking for a financial services firm that is capable of assisting them in building broad-based market support for their securities. Market makers use the firm's capital, retail and systems resources to represent a stock and compete with other market makers. Operated primarily by electronic execution, buyers and sellers meet via computer to make bids and offers. Each market maker competes for "customer order flow" by displaying buy and sell quotations for a guaranteed number of shares in a security. Once an order is received, the market maker will immediately purchase for or sell from its own inventory, or seek the other side of the trade until it is executed, often in a matter of seconds. The market maker generates all of its revenue from the difference between the price paid when a security is bought and price received when that security is sold or the price received when the security is shorted and the price received when the short is covered.

INSTITUTIONAL SERVICES. A critical element of the Company's business strategy is to identify institutional quality investments that offer above market returns. The Institutional Services Division ("ISD") supports that mission by providing institutional investment managers, primarily hedge fund managers, a complete array of services designed to enhance portfolio performance. Hedge funds represent the fastest growing segment of the money management market and by definition are focused on achieving positive returns for their investors while controlling risk. ISD accomplishes its mission by offering fund managers access to investment opportunities and independent research products that boost return on investment. Additionally, we offer fund managers the ability to reduce their transaction costs by offering them access to our trading desk for illiquid securities and automated trading systems for their liquid transactions. ISD has a mutually beneficial relationship with the Company's Investment Banking Division ("IBD") as fund managers looking for investment opportunities fund IBD's corporate clients and having relationships with fund managers creates opportunities to increase the number and quality of IBD clients.

INTERNET STRATEGY (www.vfinance.com). The Center for Innovative Entrepreneurship, a non-profit corporation, dedicated to providing research services to promote innovative entrepreneurship has been engaged by vFinance Holdings, Inc., by means of a licensing arrangement, to operate its financial services Website or "channel" on the World Wide Web located at http://www.vfinance.com. With an estimated 3.4 million visitors annually, the Website reaches a global audience of entrepreneurs, CEOs, and private and institutional investors in over 150 countries. The Website provides sales leads to our investment banking, brokerage and institutional services divisions. The Website is the premier destination for search phrase "venture capital" and "raising capital". Website visitors have convenient access to a variety of financial services, proprietary business development tools, searchable databases, and daily news. The website has over 80,000 "opted in" subscribers that receive a daily newsletter on private funding. The Website features our database of venture capital firms and angel investors accessible with vSearch, our proprietary Web-based data mining tool that allows entrepreneurs to search potential funding sources by different criteria, including, geography, amount of funds required, industry, stage of corporate development, or keyword. Much of the information on the website is provided free of charge, however, we do charge nominal fees for the use of proprietary search engines and premium services such as our business planning services.

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

The Uniform Net Capital Rule and NASD rules require prior notice to the SEC and the NASD for certain withdrawals of capital and also provide that the SEC may restrict for up to 20 business days any withdrawal of equity capital, or unsecured loans or advances to shareholders, employees or affiliates if the capital withdrawal, together with all other net capital withdrawals during a 30-day period, exceeds 30% of excess net capital and the SEC concludes that the capital withdrawal may be detrimental to the financial integrity of the broker-dealer.
                                       -9-

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

As of December 31, 2005, the minimum amount of net capital required to be maintained by vFinance Investments was $1,000,000 and the minimum amount of net capital required to be maintained by our wholly owned subsidiary, EquityStation was $100,000. A significant operating loss or any unusually large charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse affect on our business and operations. vFinance Investments and EquityStation are members of Securities Investor Protection Corporation ("SIPC")which provides, in the event of the liquidation of a broker-dealer, protection for clients' accounts up to $500,000, subject to a limitation of $100,000 for claims for cash balances. vFinance Investments clients' accounts are carried on the books and records of NFS and Jefferies. NFS has obtained additional insurance from a private insurer in an amount equal to $4,500,000 for the benefit of our clients' accounts with vFinance Investments that is supplemental to SIPC protection. The client accounts for Equity Station are carried on the books and records of Merrill Lynch, Pierce, Fenner & Smith ("Merrill Lynch").

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

EMPLOYEES

At December 31, 2005, we employed the following personnel:
         Position            Salaried    Contract      Total
----------------------------------------------------------------
Officers                        11            0          11
Administration                  21           14          35
Brokers                         16           95         111
Traders                         19            2          21
Investment Bankers               4           12          16
Web Operations                   3            0           3

----------------------------------------------------------------
          Totals                74          123         197
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

WE HAVE HAD SUBSTANTIAL LOSSES SINCE INCEPTION

Prior to 2004, the Company had sustained substantial losses in each year since its inception due to ongoing operating expenses and a lack of revenues sufficient to offset those operating expenses. We have raised capital to fund ongoing operations by private sales of our securities, some of which sales have been highly dilutive and involved considerable expense. For the year ended December 31, 2004, the Company results amounted to net income of $2,774,435, earning a substantial profit for the first time in its history. For the year ended December 31, 2005 however, results amounted to a net loss of $1,137,398 .

The loss generated in 2005,was largely the result of higher administrative costs related to higher payroll and rent expense as a result of investment in upgrading talent in certain senior level staff functions, the expansion of leased facilities at the corporate headquarters in Boca Raton, Florida, and the addition of an office in Mt. Laurel, New Jersey. Further, a non-cash expense to impair goodwill and the impairment of an investment in an unrelated entity in the amount of $420,000 and $80,000, respectively with revenues that remained relatively flat year over year. As of December 31, 2005, we had an accumulated deficit of $21,953,206. We expect to make significant capital expenditures to enhance our products and technologies, and to expand domestic and international sales and operations. As a result, we will need to continue to generate significant additional revenue to maintain our recent profitability and generate sufficient working capital to fund our planned spending. Even if we do maintain profitability, we may not be able to increase profitability on a quarterly or annual basis. If we do not increase our profitability, the market price for our common stock may further decline.

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

These parties may default on their obligations owed to us due to bankruptcy, lack of liquidity, operational failure or other reasons. This risk may arise, for example, from:

- holding securities of third parties;
- executing securities trades that fail to settle at the required time due to non delivery by the counterparty or systems failure by clearing agents, exchanges, clearing houses or other financial intermediaries; and
- extending credit to clients through bridge or margin loans or other arrangements.

Significant failures by third parties to perform their obligations owed to us could adversely affect our revenues and perhaps our ability to borrow in the credit markets.

WE MAY HAVE DIFFICULTY RETAINING OR RECRUITING OUR INDEPENDENT CONTRACTORS

vFinance Investments is dependent upon the independent contractor model for our retail brokerage business. As such, approximately 85% of our retail registered representatives are independent contractors. We are exposed to the risk that a large group of independent contractors leave the firm or decide to affiliate with another firm and that we are unable to recruit suitable replacements. A loss of a large group of our independent contractors could have a material adverse impact on our ability to generate revenue in the retail brokerage business.
                                      -13-

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

OUR DIRECTORS AND EXECUTIVE OFFICERS CONTROL APPROXIMATELY 30% OF OUR COMMON STOCK AND MAY HAVE INTERESTS DIFFERING FROM THOSE OF OTHER STOCKHOLDERS.

At December 31, 2005, our directors and executive officers controlled approximately 30% of our outstanding common stock, directly as stockholders and indirectly through control relationships with other stockholders. There is no supermajority vote in our Certificate of Incorporation. These directors and executive officers, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions including mergers, consolidations and the sale of substantially all of our assets. This control could have the effect of delaying or preventing a third party from acquiring or merging with us, which could hinder shareholders' ability to receive a premium for their shares.

OUR VFINANCE BRAND MAY NOT ACHIEVE THE BROAD RECOGNITION NECESSARY TO SUCCEED.

We believe that broader recognition and positive perception of the "vFinance" brand is essential to our future success. Accordingly, we intend to continue to pursue an aggressive brand enhancement strategy, which will include multimedia advertising, promotional programs and public relations activities. These initiatives will require significant expenditures. If our brand enhancement strategy is unsuccessful, these expenses may never be recovered and we may be unable to increase future revenues. Successful positioning of our brand will depend in a large part on:

- The success of our advertising and promotional efforts;
- An increase in thenumber of users and page views of our website; and
- The ability to continue to provide a website and services useful to our clients.

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

OUR OPERATING BROKER-DEALER SUBSIDIARIES EXTEND CREDIT TO THEIR CLIENTS AND ARE SUBJECT TO RISKS AS A RESULT.

Our broker dealers, vFinance Investments and EquityStation clear all transactions for customers on a fully disclosed basis with their clearing brokers, NFS, Jefferies, and Merrill Lynch. These clearing brokers carry and clear all customer securities accounts. A limited portion of the customer securities activities for both broker dealers are transacted on a "margin" basis, pursuant to which credit is extended to customers, which (a) is secured by cash and securities in customer accounts, or (b) involve (i) "short sales" (i.e., the sale of securities not yet purchased) or (ii) the purchase and sale of commodity futures contracts, substantially all of which are transacted on a margin basis. These risks are increased during periods of volatile markets in which the value of the collateral held could fall below the amount borrowed by clients. If margin requirements are not sufficient to cover losses, the broker dealers may be required to sell or buy securities at prevailing market prices and incur losses to satisfy its client obligations.

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

ADDITIONAL DILUTION AS A RISK TO STOCKHOLDERS.

As of December 31, 2005, the Company had 40,126,133 shares of common stock outstanding, options to purchase a total of 14,614,839 shares of common stock and warrants to purchase a total of 7,659,589 shares of common stock. We are authorized to issue up to 75,000,000 shares of common stock and are therefore able to issue additional shares without being required to obtain shareholder approval. If we issue additional shares, or if our existing shareholders exercise or convert their outstanding options or notes, our other shareholders may find their holdings drastically diluted, which if it occurs, means that they will own a smaller percentage of the Company.




ITEM 2. DESCRIPTION OF PROPERTY.

The Company leases office space in three locations. The following chart provides information related to these lease obligations:

         Office Location              Approximate                   Expiration
                                    Square Footage  Lease Rental       Date
--------------------------------------------------------------------------------

3010 N. Military, Boca Raton, FL         15,756      $ 523,164       2/28/2009
880 Third Ave., New York, NY              7,855      $ 188,520       6/30/2008
131 Gaither Drive, Mount Laurel, NJ       1,400      $ 19,600        7/31/2006


Our corporate headquarters are located at 3010 North Military Trail, Boca Raton, Florida 33431, where we lease 15,756 square feet. The Company terminated the original lease and entered into a new lease in January 2003, as amended on October 31, 2003 and March 26, 2004. The January 2003 lease reduced the size of the leased space to approximately 9,877 square feet. On November 12, 2004, the Company entered into a new amendment in which the Company expanded the size of its premises to include an additional 5,879 rentable square feet of space effective January 1, 2005 (the "effective date").As of the effective date, the lease was amended such that the premises shall be deemed to contain a total of 15,756 rentable square feet. The lease expiration date was also extended to February 28, 2009.

On December 15, 2004, we entered into a new lease at 880 Third Avenue, New York, New York to replace our two previous leases in the same building which expired on December 31, 2005. We now have offices on the twelfth floor with an annual rental of $188,520 for approximately 7,855 square feet. The lease expires on June 30, 2008.

On August 1, 2004, the Company entered into a lease in Mt. Laurel , New Jersey. The opening of this office was part of the Company's disaster recovery plan implemented in order to be able to provide our clients with uninterrupted service. The lease is for approximately 1,400 square feet with an annual rental of $19,600 and expires on July 31, 2006.

On September 4, 2003, we entered into a lease for our Shrewsbury, New Jersey office. The lease was for approximately 1,249 square feet with an annual rental of $27,659 and expired October 31, 2005.

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


On October 17, 2003, we were advised by the staff of the SEC that it intended to recommend that the SEC institute enforcement proceedings against vFinance Investments and one of its former employees. The SEC claims that vFinance Investments and its former employee failed reasonably to supervise the alleged illegal trading activities over a period of approximately two months of one of our broker/dealer's former securities traders with respect to one publicly traded security that resulted in vFinance Investments earning $11,000 in commissions related to that one security over the two month period. As of December 31, 2005, the Company has included an accrual of $50,000 for estimated expenses. On March 17,2005 we were advised by a member of the staff of the SEC that the SEC had accepted our offer to settle the matter. Pursuant to the terms of the settlement, vFinance Investments paid amounts aggregating to $50,000 by March 2006.

On or about February 28, 2005, Knight Equity Markets, LP ("Knight") filed an arbitration action (NASD Case No. 05-01069) against vFinance Investments, Inc. ("vFinance"), claiming that vFinance received roughly $6.5 million in dividends that rightfully belong to Knight. vFinance asserts that the dividends actually went to two of its clients, Pearl Securities LLC ("Pearl Securities") and Michael Balog, and that vFinance has no liability. vFinance filed third party claims against Pearl Securities and Michael Balog to bring all of the parties into the action. vFinance's motion to amend the third party claim to include these two clients is currently pending. Pearl and Balog have filed motions to dismiss vFinance's claims and the motions are scheduled for hearing on April 17, 2006. Knight is seeking approximately $6.5 million in damages plus costs, attorney fees and punitive damages. vFinance denies any liability to Knight and intends to vigorously defend against Knight's claims.

In June 2005, The Securities and Exchange Commission advised vFinance that the Division of Enforcement staff intended to recommend that the Commission take enforcement action against vFinance, Inc for various reasons. The SEC stated that it intends to file a civil action in Federal District Court seeking: a permanent injunction in connection with offers and sales of the securities of Sedona Software Solutions and SHEP Technologies, the imposition of civil penalties, and disgorgement of approximately $40,000 in commissions. vFinance continues to engage in settlement discussions with the staff and, so far, has been unable to reach a resolution. While vFinance Investments, Inc. will continue to present a vigorous defense, a prediction of the likely outcome cannot be made.

On or about September 27, 2005, John S. Matthews filed an arbitration action (NASD Case No. 05-014991) against vFinance, claiming that vFinance wrongfully terminated his independent contact with vFinance and that vFinance "stole" his clients and brokers. Mr. Matthews has obtained a temporary restraining order and an agreed upon injunction was issued by the NASD panel. Matthews and JMS Capital Holding Corp., a plaintiff in the arbitration action also request unspecified damages resulting from vFinance's alleged improper activity. The full hearing on the merits is currently scheduled for August 30 through September 1, 2006. vFinance intends to vigorously defend this matter. In addition to contesting and defending against JSM's and Mr. Matthews claims, vFinance filed a counterclaim for indemnity based upon the contractual agreement between the parties.

We are engaged in a number of other legal proceedings incidental to the conduct of our business. These claims aggregate a range of $17,500 to $260,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal year 2005.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.


Our common stock, par value $0.01 per share, is traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "VFIN."

The following table sets forth the closing high and low price information for our common stock for the periods indicated below, as reported by the National Quotation Bureau during such periods:

                                       High      Low
        2004

               1st Quarter             0.45      0.22
               2nd Quarter             0.37      0.31
               3rd Quarter             0.21      0.19
               4th Quarter             0.34      0.17

        2005

               1st Quarter             0.37      0.23
               2nd Quarter             0.33      0.17
               3rd Quarter             0.22      0.15
               4th Quarter             0.21      0.15


The foregoing quotations supplied by the National Quotations Bureau reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

We are authorized to issue 75,000,000 shares of common stock, of which 40,126,133 shares were issued and outstanding as of March 28, 2006. We are authorized to issue up to 2,500,000 shares of preferred stock, none of which are currently issued or outstanding. The number of stockholders of record for the common stock as of March 28, 2005 is 309.

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

The Company does not require collateral from its customers. Revenues are not concentrated in any particular region of the country or with any individual or group.
                                      -22-

The Company may receive equity instruments which include stock purchase warrants and common and preferred stock from companies as part of its compensation for investment-banking services that are classified as investments in trading securities on the balance sheet, if still held at the financial reporting date. Primarily all of the equity instruments are received from small public companies. The Company recognizes revenue for such stock purchase warrants when received based on the Black Scholes valuation model. On a monthly basis the Company recognizes unrealized gains or losses in the statement of operations based on the changes in value in the stock purchase warrants as determined by the Black Scholes valuation model. Realized gains or losses are recognized in the statement of operations when the related stock purchase warrant is exercised and sold. For the years ended December 31, 2005 and 2004, the Company recognized $487,511 and $419,365 of revenue in connection with the receipt of equity instruments.

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

As of December 31, 2005, certain transactions in process may result in the Company receiving equity instruments or stock purchase warrants in subsequent periods as discussed above. In such event, the Company will recognize revenue related to the receipt of such equity instruments consistent with the aforementioned policies.

In 2004, the Company sold two types of listings through its website: (i) perpetual listings to venture capital vendors, who are interested in providing services to other companies or individuals; and (ii) three-month listings to entrepreneurs who have new business ideas to sell. Revenue related to the listings were generally recognized over the terms of such listings. Website revenues are concentrated primarily in the United States but are not concentrated in any particular region of the country or with any individual or group. Fees related to such listings are included in "other" in the statements of operations for the years ended December 31, 2004. In 2005, the Company entered into a licencing agreement with the Center for Innovative Entrepreneurship ("CIE") to operate it's website. The company also entered into a Management Agreement whereby it provides certain services to CIE in exchange for a servicing fee. The servicing fee is recorded as other income in the statement of operations. Also the company entered into a services contract to purchase certain services from CIE such as economic reports; the fees for these services are included in general and administrative expenses.

CLEARING ARRANGEMENT. We do not carry accounts for customers or perform custodial functions related to customers' securities. We introduce all of their customer transactions, which are not reflected in these financial statements, to their respective clearing brokers, which maintain the customers' accounts and clear such transactions. Additionally, our clearing firms provide the clearing and depository operations for our proprietary securities transactions. These activities may expose our broker dealer to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing broker; in this event, our broker dealers have agreed to indemnify our clearing firms.

NET CAPITAL REQUIREMENT. As of December 31, 2005, the minimum amount of net capital required to be maintained by vFinance Investments was $1,000,000. The minimum amount of capital required to be maintained by EquityStation was $100,000 pursuant to NASD requirements. However, EquityStation has agreed to maintain a minimum of $250,000 in net capital pursuant to its agreement with its clearing agent, Merrill Lynch.

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

STOCK BASED COMPENSATION. Upon the consummation of an advisory, consulting, capital or other similar transactions the Company may distribute equity instruments or proceeds from the sale of equity instruments to its employees. These distributions are made at the Company's discretion on a case by case basis as determined by the role of the employee and the nature of the transaction. At December 31, 2005 and 2004, no amounts were owed to employees of the Company in connection with equity investments received as compensation.

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

YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

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

In addition, the Company continues to face increasing competition from commercial banks and other large financial services firms as they begin to offer more investment banking and financial services traditionally provided by securities firms. The effect of the consolidation of the securities industry of recent years means that a variety of financial services companies have merged to offer a broader spectrum of investment products and such competitors have substantially greater financial resources than the Company. The Company is incurring additional expenses to comply with increased regulation from the the securities industry, particularly in the over-the-counter markets. At present, the Company is unable to predict the extent of the changes, or their potential effect on the Company's business.

Outlook

The Company will continue executing its plan for growth and profitability by investing in its core businesses and through mergers and acquisitions. Due to the many complexities of purchasing companies, the Company cannot predict its success in executing this strategy. The Company will leverage the substantial investments in technology and infrastructure made in 2004 and 2005 by adding independent contractors to its retail brokerage and investment banking businesses. The Company will expand its institutional sales business by focusing on providing a full range of investment, research and trading services to the Hedge Fund Industry. Furthermore, the Company plans to find opportunities to expand its newly acquired emerging markets fixed income securities trading business. In January 2006, the Company entered into an Asset Purchase Agreement whereby it agreed to purchase certain select assets of the Sterling Financial Investment Group and the Group of Companies of Sterling. The Company also entered into a management agreement whereby it agreed to provide certain management services to Sterling until such time as the Asset Purchase could be completed or April 24th whichever occurred first. In connection with this acquisition , the Company will add a fixed income proprietary trading business and an Independent Contractor arrangement with a Panamanian group.

Results of Operations

During 2005, the Company's revenues declined by $502,901 or 1.9% and the company incurred losses in each fiscal quarter and a total net loss of $1,137,398 for the year. In the final quarter of 2005, the Company's loss amounted to $780,664 or roughly 69% of the total loss for the year. In the final quarter, the Company incurred an impairment charge of $420,000 related to the write-off of goodwill and $80,000 related to the impairment of an investment. The Company increased revenue by 9.4% in its retail brokerage business, which represents 62% of total revenues. This was offset by declines of 19.0% in its trading business and a 29.4% in investment banking which represent 16% and 10% of total revenue for 2005, respectively. Other brokerage related income increased $270,100 or 10.5% and other revenues which consist primarily of management fee revenue related to the Center for Innovative Entrepreneurship decreased by $106,762 or 24.4%. In 2004, other revenue was produced from sales through the company's website.

The following table and discussion summarizes the changes in the major revenue and expense categories for the past two years.


                                                              For Years ended December 31,
                                                --------------     ----------       -----------    ---------
                                                     2005             % of             2004           % of
                                                                    Revenues                        Revenues
                                                --------------     ----------       -----------    ---------
Revenues:
Commissions - agency                              $ 15,941,221            62%       $14,571,878          55%
Trading Profits                                      4,177,402            16%         5,156,842          20%
Success fees                                         2,006,016             8%         3,224,973          12%
Consulting and retainers                               533,644             2%           370,829           1%
Other brokerage related income                       2,837,589            11%         2,567,489          10%
Other                                                  330,378             1%           437,140           2%
                                                --------------     ----------       -----------    ---------
Total revenues                                      25,826,250           100%        26,329,151         100%
                                                --------------     ----------       -----------    ---------
Cost of revenues:
Commissions                                         14,187,765            55%        14,624,914          55%
Clearing and transaction costs                       1,905,215             7%         1,030,114           4%
Success                                              1,099,519             4%         1,346,272           5%
Consulting and retainers                               377,585             2%           224,916           1%
Other                                                      100             0%             4,581           0%
                                                --------------     ----------       -----------    ---------
Total cost of revenues                              17,570,184            68%        17,230,797          65%
                                                --------------     ----------       -----------    ---------
Gross profit                                         8,256,066            32%         9,098,354          35%
                                                --------------     ----------       -----------    ---------
Other expenses:
General and administrative                           8,479,910            34%         6,686,372          25%
Professional fees                                      262,607             1%           157,370           1%
Provision for bad debts                                 70,990             0%            85,567           0%
Legal litigation                                       312,155             1%           399,647           2%
Depreciation and
amortization                                           299,604             1%           147,804           1%
Amounts forgiven under
forgivable loans                                         6,597             0%            80,161           0%
Stock based compensation                                19,412             0%             5,294           0%
                                                --------------     ----------       -----------    ---------
Total other expenses                                 9,451,275            37%         7,562,215          29%
                                                --------------     ----------       -----------    ---------
Income (loss) from operations                      (1,195,209)           (5%)         1,536,139           6%
                                                --------------     ----------       -----------    ---------

Gain on forgiveness of debt                                  0             0%         1,500,000           6%
Interest and dividend income (Expense)                  57,811             0%         (221,704)         (1%)
                                                --------------     ----------       -----------    ---------
Pre-tax net(loss) profit                           (1,137,398)           (4%)         2,814,435          11%
                                                --------------     ----------       -----------    ---------
Income taxes                                                 0             0%          (40,000)           0%
                                                --------------     ----------       -----------    ---------
Net (loss) profit                                $ (1,137,398)           (4%)        $2,774,435          11%
                                                ==============     ==========       ===========    =========


Total revenues were $25,826,250 for the year ended December 31, 2005 as compared to $26,329,151 for the year ended December 31, 2004, a decrease of $502,901, or 1.9%. The decrease in revenues was primarily related to Trading Profits and Success Fees which decreased by $979,440, or 19.0% and $1,218,957 or 37.8%, respectively, from the prior year, partially offset by an increase in retail agency commissions which increased $1,369,343 or 9.4%, from the prior year along with an increase in consulting fees of $162,815 or 43.9%. Overall, the Company attributes the decrease in its operating revenues to less favorable market conditions than in the prior year for the investment banking and trading businesses offset by an increase in its clearing revenue and retail agency commission revenue.
Revenues in 2005 also benefited from having a full year of operations for the acquired businesses of Global Partners Securities.

Cost of revenues was $17,570,184 for the year ended December 31, 2005 as compared to $17,230,797 for the year ended December 31, 2004, an increase of $339,387, or 2.0%. The increase was primarily due to an increase in the clearing and transaction costs of $875,101, resulting from the addition of the EquityStation trading platform business and increases in execution fees for wholesale trading. This was offset by decreases in commissions and related fees of $535,714 due to having lower revenues in principal trading and investment banking.

Gross profit was $8,256,066 for the year ended December 31, 2005 as compared to $9,098,354 for the year ended December 31, 2004, an decrease of $842,288, or 9.3%. Gross profit margin for the year ended December 31, 2005 was 32.0% as compared to 34.6% for the year ended December 31, 2004, a decrease of 2.6% percentage points. The decrease in gross profit and gross profit margin was mostly due to profit of $602,440 realized in 2004 from the sale of securities with no corresponding expense and the $200,000 provided by NFS to assist the Company with transition costs related to the conversion from CSC to NFS which materially benefited the gross margin percentage in 2004.

General and administrative expenses were $8,479,910 for the year ended December 31, 2005 as compared to $6,686,372 for the year ended December 31, 2004, an increase of $1,793,538, or 26.8%. This increase was mostly due to an investment in talentat the senior management level, higher health benefit costs, and increased rent expense due to expansion of our leased facilities at the corporate offices in Boca Raton and New York City and the the addition of the disaster recovery sight in Mt. Laurel, New Jersey. In addition, the Company incurred a non-cash expense of $500,000, for the impairment of goodwill associated with a prior acquisition and the write-down of an investment in one of its independent contractor entities which amounted to about one-third of the increase in G&A expense.

Professional fees were $262,607 for the year ended December 31, 2005 as compared to $157,370 for the year ended December 31, 2004, an increase of $105,237, or 66.9%. The increase was primarily due to legal fees associated with the management agreements for Sterling, other acquisition activitiesthat have not yet resulted in any definitive agreements and slightly higher fees from our independent accounting firm.

Provision for bad debts was $70,990 for the year ended December 31, 2005 as compared to $85,567 for the year ended December 31, 2004, a decrease of $14,577, or 17.0%. The decrease was due to a more proactive approach by management to collect aged accounts.

Legal litigation was $312,155 for the year ended December 31, 2005 as compared to $399,647 for the year ended December 31, 2004, a decrease of $87,492, or 21.9%. As is typical in the industry, customers make claims regarding the Company's actions and the Company defends itself vigorously against such claims. The Company's cost of defending itself varies year-to-year depending on the volume of claims which are in process at any given time.

Depreciation and amortization was $299,604 for the year ended December 31, 2005 as compared to $147,804 for the year ended December 31, 2004, an increase of $151,800 or 103.7%. The increase is primarily due to the Company's investment in new systems and technologies as a strategy to introduce new services that exceed compliance requirements and offer a comprehensive business solution thereby increasing productivity while reducing regulatory risk.

The amount forgiven under forgivable loans was $6,597 for the year ended December 31, 2005 as compared to $80,161 for the year ended December 31, 2004, a decrease of $73,564, or 91.8%. This decrease was attributable to the fact that several years ago the Company discontinued its practice of providing forgivable loans to brokers as part of its recruitment efforts. Accordingly, there have been no additions to the outstanding balance and the remaining balance was fully amortized in 2005.

Stock based compensation was $19,412 for the year ended December 31, 2005 as compared to $5,294 for the year ended December 31, 2004 an increase of $14,118, or 266.7%. This amount primarily represents the amortization of deferred compensation to an outside consultant who was granted options from the Company in return for his services. The amount related to this consultant was fully recognized as of March 31, 2003. In addition, during January 2003, the Company granted warrants to its landlord related to the renegotiation of its lease and this amount was fully amortized in 2005 as a result of a change in ownership of the building leased as the company headquarters.

Net loss amounted to $1,137,398 for the year ended December 31, 2005 as compared to Income of $2,774,435 for the year ended December 31, 2004. The change was primarily due to the higher general and administrative costs and higher cost of revenue.

Income from forgiveness of indebtedness amounted to $0 for the year ended December 31, 2005, as compared to $1,500,000 as of December 31, 2004 which was the result of NFS agreeing to pay down the UBS credit facility, pursuant to a guaranty Fidelity Investments made to UBS as part of their original acquisition of the CSC clearing division.

Interest and dividend income, net of interest expense, was $57,811 for the year ended December 31, 2005 as compared to interest expense net of interest and dividend income of $221,704 for the year ended December 31, 2004, an increase of $279,515. This increase in income was primarily attributable forgiveness of debt and less interest expense being paid as a result of this forgiveness.

We do not believe our operations are materially affected by inflation and or by seasonal fluctuations. Our main lines of business are directly affected by higher interest rates, the volatility and volume of the stock market and the capital markets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the year ended December 31, 2005 was $673,187 compared to net cash provided of $1,678,281 for the year ended December 31, 2004 a decrease of $2,351,468. The decrease in cash provided from operating activities is primarily attributable to a decline in net income offset by changes in working capital. The Company's net loss for fiscal year 2004 was $1,137,398 versus a profit of $2,774,435 for fiscal year 2004. Net loss in 2005 included a non-cash loss of $500,000 for impairment of goodwill and an investment.

Net cash used in investing activities for the year ended December 31, 2005 was $493,804 as opposed to $394,090 for the year ended December 31, 2004. The primary reason for the increase is due to investments in technology the Company made to introduce new services to our existing clients and our affiliates and to ensure that the firm was positioned to continuously service clients in the event of either a manmade or natural disaster. As part of that investment, the Company revamped its entire data and communications infrastructure. The Company has implemented a fully operational disaster recovery plan that features fully redundant data center in Mt. Laurel, New Jersey. In order to finance these capital expenditures, the Company entered into lease agreements (discussed below under cash provided by financing).

Net cash provided by financing activities for the year ended December 31, 2005 was $338,089 as opposed to $188,303 for the year ended December 31, 2004. The increase is primarily due to the Company entering into certain capital lease agreements to finance its investment in information technology equipment.

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

                                  YEAR      AMOUNT

                                  2006      966,808
                                  2007      934,118
                                  2008      666,674
                                  2009       89,569
                                  2010            0
                                         ----------
                                 TOTAL   $2,657,169
                                         ==========

Total rent expense under operating leases, including space rental, totaled approximately $726,290 and $690,414 for the years ended December 31, 2005 and 2004.

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

SUBSEQUENT EVENTS

On January 10, 2006, vFinance, Inc.'s (the "Company") wholly-owned subsidiary, vFinance Investments, Inc. ("vFinance Investments"), entered into an agreement to acquire certain assets of Sterling Financial Investment Group, Inc. ("SFIG") and Sterling Financial Group of Companies, Inc. ("SFGC" and together with SFIG, "Sterling Financial"). These transactions are subject to the approval of the National Association of Securities Dealers, Inc.

The assets to be acquired from Sterling Financial include Sterling Financial's businesses as a going concern, certain intellectual property, client accounts and revenues, computer equipment, and a certain real property lease. On the closing date, vFinance Investments will not assume any liabilities of Sterling Financial except an office lease and select office services contracts directly relating to the operation of the business that arise and are to be paid, performed or discharged from and after the closing date. One of the principals of Sterling Financial will enter into an employment agreement with vFinance Investments that provides for an annual base salary of $262,000 and certain performance bonuses and options to be granted in the sole discretion of vFinance Investments.

In accordance with the terms of the asset purchase agreement, vFinance Investments will deliver to SFGC 17,500,000 shares of the Company's common stock and approximately $26,800, for certain prepaid expenses. Subject to the financial performance of the business of Sterling Financial acquired by vFinance Investments over the period specified in the asset purchase agreement, up to 4,500,000 of such shares may be cancelled. The Company has granted SFGC certain registration rights with respect to the shares. The Company and vFinance Investments will enter into a standstill agreement with each of SFGC, SFIG, Charles Garcia and Alexis Korybut to provide restrictions on certain actions for a defined time period. The Company and vFinance Investments also will enter into a voting and lockup agreement with each of SFIG, SFGC, Charles Garcia, Leonard Sokolow and Timothy Mahoney to provide certain rights and obligations with respect to the Company's common stock.

vFinance Investments and Sterling Financial also entered into a management agreement, pursuant to which certain designated principals of vFinance Investments will provide risk management of, and operational and back office support for, the branch offices of SFIG from January 10, 2005 until the closing of the acquisition transactions. In addition, such principals will assist SFIG with the supervision of SFIG's registered representatives in accordance with applicable rules and regulations.

ITEM 7. FINANCIAL STATEMENTS.

                                 vFinance, Inc.

                        Consolidated Financial Statements

                     Years ended December 31, 2005 and 2004

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

Consolidated Statements of Cash Flows.................................... F-5

Notes to Consolidated Financial Statements............................... F-6

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders vFinance Inc., & Subsidiaries

We have audited the accompanying balance sheet of vFinance Inc., & Subsidiaries, as of December 31, 2005 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of vFinance Inc., & Subsidiaries, at December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.


                                                    /s/ Sherb & Co., LLP
                                                    Certified Public Accountants


Boca Raton, Florida
March 29, 2006
                                                   vFINANCE, INC.
                                             CONSOLIDATED BALANCE SHEET


                                                                                    December 31, 2005
                                                                           ------------------------------------

Assets:
Current Assets:
Cash and cash equivalents                                                  $         4,427,406
Due from clearing broker                                                               705,097
Investments in trading securities                                                      870,306
Accounts receivable                                                                    408,841
Notes receivable-employees                                                              67,588
Prepaid expenses and other current assets                                              130,033
                                                                           ------------------------------------
Total current assets                                                                 6,609,271

Furniture and equipment, at cost:
Furniture and equipment                                                              1,383,878
Internal use software                                                                  173,890
                                                                           ------------------------------------
                                                                                     1,557,768
Less accumulated depreciation                                                         (865,130)
                                                                           ------------------------------------
Net furniture and equipment                                                            692,638

Intangible asset, net                                                                1,446,848
Other assets                                                                           313,327
                                                                           ------------------------------------

Total Assets                                                               $         9,062,084
                                                                           ====================================



Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable                                                           $           714,197
Accrued payroll                                                                      1,678,632
Other accrued liabilities                                                              825,594
Securities sold, not yet purchased                                                      42,421
Capital lease obligations                                                              187,775
Other                                                                                  118,781
                                                                           ------------------------------------

Total current liabilities                                                            3,567,400

Capital lease obligations, long term                                                   225,067

Shareholders' Equity:
   Series A Convertible Preferred Stock $0.01 par value, 122,500 shares authorized, 0 shares issued
   and outstanding                                                                           -
   Series B Convertible Preferred Stock $0.01 par
   value, 50,000 shares authorized, 0 shares issued
   and outstanding                                                                           -
   Common stock $0.01 par value, 75,000,000 shares
   authorized, 40,126,133 issued and outstanding                                       401,266
   Additional paid-in-capital                                                       26,821,557
   Accumulated deficit                                                             (21,953,206)
                                                                           ------------------------------------
Total Shareholders' Equity                                                           5,269,617
                                                                           ------------------------------------

Total Liabilities and Shareholders' Equity                                 $         9,062,084
                                                                           ====================================


                             See Accompanying Notes
                                       F-2
                                    vFINANCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    Years Ended December 31,
                                                         2005               2004
                                                    -------------      -------------
Revenues:
Commissions - agency                                 $15,941,221        $14,571,878
Trading profits                                        4,177,402          5,156,842
Success Fees                                           2,006,016          3,224,973
Consulting and retainers                                 533,644            370,829
Other brokerage related income                         2,837,589          2,567,489
Other                                                    330,378            437,140
                                                     -------------      -------------
Total revenues                                        25,826,250         26,329,151
                                                     -------------      -------------
Cost of revenues:
Commissions                                           14,187,765         14,624,914
Clearing and transaction costs                         1,905,215          1,030,114
Success                                                1,099,519          1,346,272
Consulting and retainers                                 377,585            224,916
Other                                                        100              4,581
                                                     -------------      -------------
Total cost of revenues                                17,570,184         17,230,797
                                                     -------------      -------------
Gross profit                                           8,256,066          9,098,354
                                                     -------------      -------------
Other expenses:
General and administrative                             8,479,910          6,686,372
Professional fees                                        262,607            157,370
Provision for bad debt                                    70,990             85,567
Legal litigation                                         312,155            399,647
Depreciation and amortization                            299,604            147,804
Amounts forgiven under
forgivable loans                                           6,597             80,161
Stock based compensation                                  19,412              5,294
                                                     -------------      -------------
Total other expenses                                   9,451,275          7,562,215
                                                     -------------      -------------
Income (Loss) from operations                         (1,195,209)         1,536,139

Gain on forgiveness of debt                                  -            1,500,000
Interest and dividend income (expense)                    57,811           (221,704)
                                                     -------------      -------------
Pre-tax Net Income (Loss)                             (1,137,398)         2,814,435

Federal income tax                                           -              (40,000)
                                                     -------------      -------------
Net Income (Loss) available to
common shareholders                                  $(1,137,398)       $ 2,774,435
                                                     =============      =============
Net Income (Loss) per share:
Basic                                                      (0.03)              0.08
                                                     =============      =============
Weighted average number of common
shares used in computing basic net
income per share                                      40,049,654         33,773,336
                                                     =============      =============
Diluted                                                    (0.03)              0.08
                                                     =============      =============
Weighted average number of common
shares used in computing diluted net
income per share                                      40,049,654         35,840,248
                                                     =============      =============


                             See Accompanying Notes
                                       F-3
                                 vFinance, Inc.
                 Consolidated Statements of Shareholders' Equity



                                                                           Additional
                                       Preferred Stock   Common Stock        Paid-in        Deferred     Accumulated  Shareholders'
                                       Shares  Amount  Shares     Amount  Capital Common   Compensation     Deficit     Equity


Balance at December 31, 2003                -     -  29,851,570 $ 298,520 $ 24,376,798     $ (24,705)  $ (23,590,243) $1,060,370

Partial conversion of promissory note                 3,344,298    33,443      688,057             -               -     721,500

Conversion Premium on promissory note                         -         -      231,625             -               -     231,625

Imputed Interest write off                                    -         -     (128,438)            -               -    (128,438)

Amortization of Deferred Compensation                         -         -            -         5,294               -       5,294

Partial conversion of promissory note                   100,000     1,000       27,500             -               -      28,500

Issuance of shares in conjunction with
acquisition of EquityStation Inc. and
Global Partners                                       6,275,265    62,753     1,518,015             -              -   1,580,768

Net Income                                                    -         -             -             -      2,774,435   2,774,435
                                       ------------------------------------------------------------------------------------------
Balance at December 31, 2004                -     -  39,571,133   395,716   26,713,557       (19,411)    (20,815,808)  6,274,054
                                       ------------------------------------------------------------------------------------------
Exercise of Stock Options                               555,000     5,550      108,000             -               -     113,550

Amortization of Deferred Compensation                         -         -            -        19,411               -      19,411

Net Loss                                                      -         -            -             -      (1,137,398) (1,137,398)
                                       ------------------------------------------------------------------------------------------
Balance at December 31, 2005                -     -  40,126,133 $ 401,266 $ 26,821,557     $       -   $ (21,953,206) $5,269,617
                                       ==========================================================================================









                             See Accompanying Notes
                                 vFINANCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Years ended December 31,
                                                                     ------------------------------------
                                                                          2005                2004
                                                                     ----------------    ----------------
OPERATING ACTIVITIES
Net (loss) income                                                    $ (1,137,398)       $ 2,774,435
     Adjustments to reconcile net income/(loss) to
        Net cash used (provided) by operating activities:
           Non-cash fees received                                        (487,511)          (419,365)
           Gain on forgiveness of debt                                          -         (1,500,000)
           Depreciation and amortization                                  299,604            147,804
           Impairment of goodwill                                         420,000                  -
           Loss on investment in other companies                           80,000                  -
           Provision for doubtful accounts                                 69,657             79,817
           Non-cash compensation                                                -              5,492
           Conversion premium expense                                           -            231,625
           Accretion of debt discount                                           -             18,349
           Unrealized loss on investments, net                            131,386            211,854
           Unrealized loss (gain) on warrants                             108,040            (41,194)
           Amount forgiven under forgivable loans                               -             80,161
           Stock based compensation                                        19,412              5,294
           Changes in operating assets and liabilities:
               Accounts receivable                                       (480,154)            26,196
               Forgivable Loans                                             6,597                  -
               Due from clearing broker                                    13,394           (297,984)
               Notes receivable - employees                               101,113             14,527
               Investments in trading securities                          294,142            328,880
               Other assets and liabilities                               (32,045)           (39,440)
               Accounts payable and accrued liabilities                   (54,375)            68,140
               Securities, sold not yet purchased                         (25,049)           (16,310)
                                                                     ----------------    ----------------

Net cash (used in) provided by operating activities                      (673,187)         1,678,281

INVESTING ACTIVITIES
     Cash acquired in acquisition                                               -             56,221
     Purchase of capital lease equipment                                 (367,952)          (204,583)
     Purchase of equipment                                               (125,852)          (245,728)
                                                                     ----------------    ----------------

Net cash used in investing activities                                    (493,804)          (394,090)

FINANCING ACTIVITIES
     Proceeds from capital lease                                          246,088            204,583
     Payments of capital lease                                            (21,550)           (16,280)
     Proceeds from issuance of common stock                               113,551                  -
                                                                     ----------------    ----------------

Net cash provided by financing activities                                 338,089            188,303

Decrease (increase) in cash and cash equivalents                         (828,902)         1,472,494
Cash and cash equivalents at beginning of year                          5,256,308          3,783,814
                                                                     ----------------    ----------------

Cash and cash equivalents at end of year                              $ 4,427,406         $5,256,308
                                                                     ================    ================


                            See accompanying notes.
                                       F-5
vFinance, Inc.

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

The Company may receive equity instruments which include stock purchase warrants and common and preferred stock from companies as part of its compensation for investment-banking services that are classified as investments in trading securities on the balance sheet, if still held at the financial reporting date. These instruments are stated at fair value in accordance with SFAS #115 "Accounting for certain investments in debt and equity securities". Primarily all of the equity instruments are received from small public companies. The Company recognizes revenue for such stock purchase warrants, when received, based on the Black Scholes valuation model. The revenue recognized related to the other equity instruments is determined based on available market information, discounted by a factor reflective of the expected holding period for those particular equity instruments. For the years ended December 31, 2005 and 2004, the Company recognized $487,511 and $419,365, respectively, of revenue in connection with the receipt of equity instruments. On a monthly basis the Company recognizes unrealized gains or losses in its statement of operations based on the changes in value of equity instruments. Realized gains or losses are recognized in the statement of operations when the related equity instrument is sold.

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

Upon the consummation of an advisory, consulting, capital or other similar transactions the Company may distribute equity instruments or proceeds from the sale of equity instruments to its employees. These distributions are made at the Company's discretion on a case by case basis as determined by the role of the employee and the nature of the transaction. At December 31, 2005 and 2004, no amounts were owed to current employees of the Company in connection with equity investments received as compensation.

As of December 31, 2005, certain transactions in process may result in the Company receiving equity instruments or stock purchase warrants in subsequent periods as discussed above. In such event, the Company will recognize revenue related to the receipt of such equity instruments consistent with the aforementioned policies.

vFinance, Inc.

Revenue Recognition (continued)

The Company sells two types of listings through its website: (i) perpetual listings to venture capital vendors, who are interested in providing services to other companies or individuals; and (ii) three-month listings to entrepreneurs who have new business ideas to sell. Revenue related to the listings is generally recognized over the terms of such listings. Website revenues are concentrated primarily in the United States but are not concentrated in any particular region of the country or with any individual or group. Fees related to such listings are included in "other" in the statements of operations for the years ended December 31, 2004. In May 2005, the Company entered into an agreement with The Center for Innovative Entrepreneurship ("CIE"), a nonprofit organization, to develop www.vfinance.com as a platform for academic-quality research on entrepreneurial activities and to produce the Company's proprietary vFinance Entrepreneurial Confidence Index ("VECI") and sector research reports, and to provide educational and informational services to entrepreneurs with start-ups and other early-stage firms. The Company also agreed to enter into a management services agreement to provide management, administrative and technical support services for CIE. These agreements became effective beginning in January 2005 and no revenue from website operations is shown in 2005 in other income. The fee income obtained from the management services agreement is shown as revenue under Other revenue in 2005.


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company, including its wholly owned subsidiary vFinance Investments, Inc., has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with vFinance Investments, Inc. In addition, under the vFinance Investments, Inc. registered representatives contract, each registered representative has indemnified the Company for these claims. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. As of December 31, 2005, the Company has accrued approximately $ 220,000 for these matters. As the Company has recently acquired an errors and omissions policy, future claims will be covered in excess of the policies $75,000 per claim deductible. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on its financial position.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of three months or less when purchased.

Accounts and Notes Receivable

Accounts and notes receivable balances are reviewed monthly to determine the Company's ability to collect such receivables. The Company records both a specific and general reserve on such balances as deemed appropriate.

Investments

Investments are classified as investments in trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. Investments in trading securities include both trading account assets and equity instruments which the Company has received as part of its compensation for investment banking services. At December 31, 2005, investments consisted of common stock, corporate bonds and common stock purchase warrants held for resale.

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

Net unrealized (losses)gains related to investments in trading securities as of December 31, 2005, and 2004, aggregated $(244,447) and $170,660, respectively. Net realized gains related to investments in trading securities as of December 31, 2005 and 2004 aggregated $174,775 and $1,087,741, respectively.

vFinance, Inc.

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)


Investments in trading securities and securities sold, not yet purchased, consist of trading and investment securities at market values at December 31, 2005, as follows:

                                        Owned        Sold, not yet purchased
             ---------------------------------------------------------------

              Corporate Stocks   $  849,858           $      42,421
              Warrants               20,448
             ---------------------------------------------------------------
              Total              $  870,306           $      42,421
             ===============================================================

At December 31, 2005, restricted equity securities had an aggregate fair value of $253,841.

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

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)

Furniture and Equipment

Furniture and equipment are stated on the basis of cost less accumulated depreciation and consists primarily of computer equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, 2-5 years, for financial reporting purposes. Depreciation expense for the years ended December 31, 2005 and 2004, totaled $299,604 and $147,804 respectively. Included in Furniture and Equipment is approximately $573,000 of equipment acquired under capital leases.

Intangible Asset

The carrying value of intangible assets as well as other long-lived assets are reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the assets will not be recoverable, as determined based on the undiscounted estimated cash flows of the Company over the remaining amortization period, the Company's carrying values of the assets would be reduced to their estimated fair values in accordance with Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("FAS 144"). Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. As a result of the acquisition of EquityStation and certain assets of Global in November 2004, the Company recorded goodwill in the amount of $1,446,848. The Company had goodwill of $1,866,848 as of December 31, 2004, which constituted approximately 19% of our total assets. In November 2005, the Company reassessed the allocation of the original purchase price of Equity Station and Global and re-classed the goodwill to customer relationships. The customer relationships will be amortized over 5 years. No amortization expense has been recorded through December 31, 2005. Management evaluates this balance on an ongoing basis and as a result of this evaluation, has impaired the goodwill by $420,000 against its First Level acquisition. Management believes that there has not been an impairment of its remaining long-lived assets as of December 31, 2005. The Company no longer has goodwill recorded on its books at December 31, 2005.

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

Statement of Cash Flows

Supplemental disclosure of cash flow information:

Non-cash items affecting the statement of cash flows are as follows:

                                                  2005                2004
                                           ------------------   ----------------

Cash paid for interest during the year     $          30,710    $        34,008

Non-cash items affecting investing and
financing activities:

 Conversion Premium expense                $               0    $       231,625
                                           ==================   ================
 Imputed Interest                          $               0    $        18,349
                                           ==================   ================
 Common Stock issued for payment of Note   $               0    $       750,000
                                           ==================   ================
 Common Stock issued for Acquisition       $               0    $     1,580,768
                                           ==================   ================

Earnings per Share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS No. 128"). In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number of shares of common stock outstanding and diluted earnings per share is computed using the weighted average number of shares of common stock and the dilutive effect of options and warrants outstanding, using the "treasury stock" method. The company had 658,701 options and warrants at December 31, 2005, not included in diluted earnings per share because the options and warrants would have been anti-dilutive because the company had a net loss.

Forgivable Loans

In order to remain competitive in the marketplace, the Company previously granted forgivable loans to certain employees. The terms of the loans ranged from two to five years with scheduled maturity dates from 2002 to 2005. For each year the employee is in good standing with the Company, the Company forgives a ratable portion of the loan and charges this amount to compensation expense. If the employee is terminated, the principal balance is due and payable within 120 days. The loans do not bear interest and interest is not imputed as the Company's ability to collect such interest would not be probable. As of December 31, 2005, the balance of the forgivable loans was $0, as the balance was fully amortized in 2005.

Other Accrued Liabilities

Other accrued liabilities is primarily comprised of $280,000 in settlement reserves for open litigation and $185,000 in accrued bonus payable and $93,620 in accrued audit fees related to the 2005 audit as of December 31, 2005.

vFinance, Inc.

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (CONTINUED)


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

Goodwill was determined as follows; 6,125,265 common shares issued to Global and EquityStation, 150,000 common shares issued to Saunders valued at $1,192,300 or $0.19 per share, 2,427,923 warrants valued at $0.16 per warrant or $388,468 using the Black-Scholes valuation model, and legal fees in the amount of $47,863 for a total purchase price of $1,628,631. The Company acquired net assets of $181,783 and allocated the difference between the purchase price and the net assets acquired of $1,446,848 as goodwill. See note 2 for description of the reclassification of goodwill to the intangible asset Customer Relationships.

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
                              ============ ============ ===========  ============  =============



4. NET CAPITAL REQUIREMENT

Both vFinance Investments and EquityStation are subject to the Securities and Exchange Commission Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the "applicable" exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At December 31, 2005, vFinance Investments had net capital of $2,030,784, which was $1,030,784 in excess of its required net capital of $1,000,000.EquitySation had net capital of $583,430 that was $483,430 in excess of its required net capital of $100,000.

vFinance Investments' aggregate indebtedness to net capital ratio was to 1.28 to 1 in 2005.Equity Station's aggregate indebtedness to net capital ratio was 0.33 to 1. vFinance Investments and EquityStation qualify under the exemptive provisions of Rule 15c3-3 under Section (k)(2)(ii) of the Rule, in that they do not carry security accounts of customers or perform custodial functions related to customer securities.

5. RELATED PARTY TRANSACTIONS

On November 16, 2004, the Company entered into new agreements ("Primary Employment Agreements") to amend and restate certain employment agreements dated November 8, 1999 between the Company's Chief Executive Officer and President, who is the beneficial owner of 15% and 19.7% of the total outstanding common shares of the Company at December 31, 2005 and 2003, respectively, and the Company's Chief Operating Officer and Chairman, who is the beneficial owner of 15% and 19.7% of the total outstanding common shares of the Company at December 31, 2004 and 2003, respectively (collectively the "Primary Shareholders"), as amended on January 5, 2001, July 2, 2001 and January 7, 2002 (the "Previous Employment Agreement"). Under the terms of the Primary Employment Agreements, which shall be for a three year period and shall automatically extend for a one year period on each anniversary date thereafter unless the Company has provided a non-renewal notice thirty (30) days prior to an anniversary date as directed by a majority vote of the board of directors, each individual shall receive (i) an initial base salary of $257,000 per annum which shall increase 5% per annum beginning January 1, 2005 and each year thereafter and will be reviewed by the Board at least annually and may be increased (but not decreased) from time to time as Board may determine; (ii) discretionary bonuses and/or interim cash bonuses and/or other bonuses when and in such amounts as may be determined by the Company's board of directors based on each individuals performance, the Company's performance and/or other factors; provided that the Board shall meet at least annually to review employees' bonus entitlements; and (iii) incentive compensation paid quarterly no later than the 45th day following the end of quarter primarily based on performance of the Company and its respective subsidiaries. The Primary Employment Agreements also contain provisions related to change of control.

On January 1, 2003, the Company entered into a Joint Venture Agreement with JSM Capital Holding Corp. ("JSM"), a retail brokerage operations headquartered in New York and founded by John S. Matthews. The Company issued JSM 1,000,000 warrants to purchase its common stock at an exercise price of $0.20 in exchange for a 19% equity position in JSM. The warrants were valued using the Black-Scholes valuation method which calculated the value to be $0.08 per warrant, or $80,000. The Company accounts for this investment using the cost method. Effective May 1, 2003, vFinance merged its "company-owned" retail branches into JSM. Effective upon such merger JSM became an independent contractor of the Company. In August 2005, the relationship between the Company and JSM was terminated, and management impaired the asset fully.

vFinance, Inc.

6. INCOME TAXES

The components of the Company's tax provision for the years ended December 31, 2005 and 2004 were as follows:

                                                Year Ended December 31,
                                           -------------------------------------
                                               2005                   2004
                                           --------------         --------------
Current income tax expense                 $          -          $       40,000
Deferred income tax (benefit)                         -                 (40,000)
                                           --------------         --------------
                                           $          -          $            -

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company's deferred income tax assets and liabilities consist of the following:


                                                                Year Ended December 31,
                                                  ---------------------------------------------------
                                                           2005                        2004
                                                  -----------------------      ----------------------

Net operating loss carryforwards                  $            4,587,563       $           3,282,787
Unrealized losses                                                158,079                      65,809
Impairment of Investment in JSM                                   30,860                           -
Allowance for doubtful accounts                                        -                       2,319
Depreciation                                                    (154,250)                     11,573
                                                  -----------------------      ----------------------
Gross deferred income tax assets                               4,622,252                   3,362,488

Deferred income tax asset valuation
  allowance                                                   (4,622,252)                 (3,322,488)
                                                  -----------------------      ----------------------
Net deferred income tax assets                    $                    0       $              40,000


Net operating loss carryforwards totaled approximately $11,892,582 at December 31, 2005. The net operating loss carryforwards will begin to expire in the year 2021 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at December 31, 2005 and 2004, due to the uncertainty of realizing the deferred tax assets.

The company was not subject to any alternative minimum tax for the tax year ending December 31, 2005.

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the period ended December 31, 2005 and 2004:

                                                                 Year Ended December 31,
                                                     -------------------------------------------------
                                                             2005                       2004
                                                     ----------------------     ----------------------
Tax expense (benefit) at federal rate (35%)          $            (398,789)     $             971,052
Nondeductible expenses                                           2,916,861                  2,806,786
Alternative Minimum Tax                                                  -                     40,000
Change in valuation allowance                                   (2,518,072)                (3,817,838)
                                                     ----------------------     ----------------------
Net income tax (benefit) allowance                   $                   -      $                   -


Utilization of the Company's net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382.

vFinance, Inc.

7. SHAREHOLDERS' EQUITY

The Company is authorized to issue up to 2,500,000 shares of Preferred Stock. 122,500 shares were designated as Series A Convertible Preferred Stock, par value $0.01 per share, and 50,000 shares were designated as Series B Convertible Preferred Stock, par value $0.01 per share. As of December 31, 2005 there are no Preferred Stock outstanding.

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

During February and March of 2004, $721,500 of the SBI Note was converted into 3,344,298 shares of the Company's common stock. Of this amount, $545,000 was converted into 2,725,000 shares of the Company's common stock at a discounted rate of $0.20 per share under a special arrangement offered by the Company to encourage further equity participation by SBI, which resulted in a $231,625 conversion premium expense during the first quarter of 2004. The remainder, $176,500, was converted into 619,298 shares at the stated conversion rate of $0.285 per share. In April of 2004, the remaining balance was converted into 100,000 shares of common stock of the Company at the original stated conversion rate of $.285 per share. The issuance of the common stock was exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended, because the common stock was acquired in a privately negotiated transaction by sophisticated investors. Accordingly, the balance due SBI at December 31, 2003 was $750,000 and 2004 and 2005 was $0.

vFinance, Inc.

During the first quarter of 2005, the Company granted stock options to purchase an aggregate of 1,277,500 shares of the Company 's common stock to certain employees of the Company. The exercise prices of these options range from $.25 to $.35. During the second quarter of 2005, the Company granted stock options to purchase an aggregate of 1,177,500 shares of the Company's common stock to certain employees of the Company. The exercise prices of these options range from $.17 to $.35. During the third quarter of 2005, the Company granted stock options to purchase an aggregate of 1,616,250 shares of the Company's common stock to certain employees of the Company. The exercise prices of these options range from $0.17 to $0.26. During the fourth quarter of 2005, the Company granted stock options to purchase an aggregate of 5,870,000 shares of the Company 's common stock to certain employees of the Company. The exercise prices of these options range from $0.155 to $0.21. The option grants were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, because the individuals receiving the options are sophisticated investors who have knowledge of all material information about the Company.

On January 31, 2005, The Company issued 300,000 common shares in connection with the exercise of options. The Company received $60,000. The exercise price of these options was $0.20.

On March 14, 2005, The Company issued 255,000 common shares in connection with the exercise of options. The Company received $53,550. The exercise price of these options was $0.21.

A summary of the stock option activity for the years ended December 31, 2005 and 2004 is as follows:

                                                   Weighted
                                                    Average
                                              Exercise   Number of   Exercise Price
                                               Price      Shares       Per Option
                                             ---------  ----------   --------------

Outstanding Options at December 31, 2003      0.29     10,346,211      0.15 - 6.00
  Granted                                     0.21      4,137,502      0.19 - 0.36
  Forfeited                                   0.23     (3,945,500)     0.15 - 0.35
                                                       -----------
Outstanding Options at December 31, 2004      0.28     10,538,213      0.15 - 2.25
  Granted                                     0.19      9,941,250      0.16 - 0.35
  Forfeited                                   0.30     (5,309,624)     0.15 - 2.25
  Exercised                                   0.21       (555,000)     0.20 - 0.21
                                                       -----------
Outstanding Options at December 31, 2005      0.23     14,614,839      0.15 - 2.25
                                                       ===========


                            Stock Options Outstanding

                                             Weighted Avg          Weighted
                                             Remaining             Average
 Range of                                    Contractual           Exercise
 Exercise Prices      Number of Shares       Life in Years         Price
 -----------------  --------------------  ------------------  ----------------
 $     0.15 - 2.25            14,614,839                4.18  $           0.23
                    ====================  ==================  ================


The following table summarizes information concerning stock options outstanding at December 31, 2005

                       Weighted
                       Average
                       Exercise                             Number
                        Price                             Outstanding
                      --------                            -----------
                        $0.150                                260,000
                         0.155                              4,500,000
                         0.170                                885,000
                         0.180                                180,000
                         0.190                              1,662,502
                         0.200                                485,000
                         0.205                                400,000
                         0.210                              2,064,497
                         0.220                                 60,000
                         0.230                                902,500
                         0.245                                750,000
                         0.250                                 43,750
                         0.270                                  5,000
                         0.280                                597,500
                         0.320                                310,000
                         0.330                                  2,500
                         0.350                                484,215
                         0.363                                120,000
                         0.500                                100,000
                         0.550                                 69,000
                         0.625                                642,500
                         0.700                                 39,000
                         1.000                                 18,000
                         2.250                                 33,875
                                                          -----------
                                                           14,614,839
                                                          ===========
vFinance, Inc.

7. SHAREHOLDERS' EQUITY (CONTINUED)

A summary of the warrant activity for the years ended December 31, 2005 and 2004 is as follows:

                                             Weighted
                                              Average
                                              Exercise    Number of      Exercise Price
                                               Price        Shares         Per Option
                                             --------   -----------      --------------
Outstanding Warrants at December 31, 2003      1.70       5,398,499        0.35 - 7.20
  Granted                                      0.16       2,927,923        0.15 - 0.16
  Forfeited                                    0.44        (230,000)       0.35 - 2.50
                                                         -----------
Outstanding Warrants at December 31, 2004      1.18       8,096,422        0.15 - 7.20
  Granted                                         -               -        0.00 - 0.00
  Forfeited                                    2.21        (436,833)       0.35 - 6.00
                                                         -----------
Outstanding Warrants at December 31, 2005      1.12       7,659,589        0.15 - 7.20
                                                         ===========

The following table summarizes information concerning warrants outstanding at December 31, 2005.

                                 Weighted
                                 Average
                                 Exercise                Number
                                 Price               Outstanding
                                 --------             -----------
                                  0.15                   750,000
                                  0.16                 2,427,923
                                  0.20                 1,000,000
                                  0.35                 1,673,500
                                  0.63                   400,000
                                  2.25                   605,000
                                  6.00                   103,166
                                  7.20                   700,000
                                                       ---------
                                                       7,659,589
                                                       =========

There were no warrants granted for the year ended December 31, 2005. The weighted average grant-date fair value of warrants granted equaled $0.16 for the year ended December 31, 2004. The weighted average grant-date fair value of options granted during the year equaled $0.19 and $0.21 for the years ended December 31, 2005 and 2004, respectively. For purposes of pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over their respective vesting periods.

Options granted to employees are exercisable according to the terms of each agreement, ranging from one month to four years. At December 31, 2005 and 2004, 3,926,421 and 5,779,766 options outstanding were exercisable with weighted average exercise prices of $.33 and $.35, respectively. At December 31, 2005 and 2004, 7,639,589 and 7,920,172 warrants outstanding were exercisable with weighted average exercises prices of $1.11 and $1.15, respectively.

Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method. The fair value for options and warrants granted was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: for 2005 risk free interest rates of 4.25%; expected dividends of zero; volatility factor of the expected market price of the Company's common stock of
0.723 for options and warrants and an expected life of the options and warrants of 4-5 years; for 2004 risk free interest rates of 3.31%; expected dividends of zero; volatility factor of the expected market price of the Company's common stock of 1.12 for options and warrants and an expected life of the options and warrants of 4-5 years. The Company's pro forma net loss for the year ended December 31, 2005 was $1,543,569 and the pro forma net income for the year ended December 31, 2004 was $2,287,230. The Company's pro forma basic and diluted net loss per share for the year ended December 31, 2005 was $(0.04) and the Company's pro forma basic and diluted income per share for December 31, 2004 were $0.07 and $0.06, respectively. The impact of the Company's pro forma net loss and loss per share of the SFAS 123 pro forma requirements are not likely to be representative of future pro forma results.

vFinance, Inc.

The Company recorded deferred compensation of $19,412 and $5,294 during the years ended December 31, 2005 and 2004, respectively, in connection with the grants of stock options, primarily to outside consultants, with exercise prices lower than the deemed fair value per share of the Company's common stock on the date of the grants. The Company had an unamortized balance of $ 12,420 at December 31, 2002 fully amortized during 2003. In addition, during 2003 the Company granted 250,000 warrants, valued at $30,000, to its landlord in relation to the renegotiation of the lease on its headquarters. This balance was to be amortized over the term of the lease. At December 31, 2005 the remaining unamortized balance was $0.

8. DEBT

On January 25, 2002, the Company entered into a Credit Agreement, as amended on April 12, 2002, with UBS Americas, Inc. ("UBS"). Under the terms of the Credit Agreement, UBS provided the Company with a revolving credit facility for up to $3,000,000 for the purpose of supporting the expansion of our brokerage business or investments in infrastructure to expand our operations and our broker-dealer operations. The loan had a term of 4 years, was required to be repaid in full by January 2005, and accrued interest at LIBOR plus a LIBOR margin of 2% if the loan was repaid within a month or 5% if it was outstanding more than a month. The Company borrowed $1,500,000 under the credit facility on January 28, 2002 leaving an additional $1,500,000 available. In June 2003, Fidelity Investments, on behalf of its clearing division, National Financial Services LLC, Member NYSE/SIPC, a Fidelity Investments company ("NFS"), announced that it had acquired Correspondent Services Clearing ("CSC"), an affiliate of UBS and vFinance Investments' clearing firm at the time. The credit facility stayed with UBS subsequent to the acquisition giving rise to potential breaches under such credit facility as well as precluding the Company from drawing an additional $1,500,000 thereunder. During March 2004, NFS agreed to directly pay down the UBS credit facility in the amount of $1,500,000 pursuant to a guaranty Fidelity Investments made to UBS as part of their original acquisition of the CSC clearing division. As a result, the Company was relieved from $1,500,000 in debt but no longer had the ability to obtain an additional $1,500,000 under the credit facility or assert any claims against UBS or NFS regarding this transaction and credit facility. During March 2004, the Company entered into a clearing agreement with NFS. The new clearing agreement required NFS to pay to vFinance, over a five year period beginning January 2004, a monthly incentive bonus not to exceed $25,000 per month up to $1,500,000, based on a formula that the Company believes is very achievable. Accordingly, NFS has been paying $25,000 per month related to this incentive calculation and such amount, $300,000 through December 31, 2005, has been included in the attached statements of operations as "other brokerage related income". The new clearing agreement also required NFS to provide the Company with $200,000 to assist the company with transition costs related to the conversion from CSC to NFS. This amount was paid to vFinance in March 2004 and was included in the first quarter's statements of operations as a reduction to clearing and transaction costs. In consideration for these incentives, NFS required a termination fee of $1,700,000 should vFinance discontinue using NFS' services. This fee is reduced, pro rata, annually over the five year term of the agreement. The Company began clearing through NFS during May 2004.

vFinance, Inc.

9. COMMITMENTS AND CONTINGENCIES

The Company leases office space under the terms of operating leases. The following chart shows lease obligations including rental of real property and equipment.

                                     YEAR     AMOUNT

                                     2006     966,808
                                     2007     934,118
                                     2008     666,674
                                     2009      87,194
                                     2010           -
                                           -----------
                                    TOTAL  $2,654,794
                                           ===========

Total rent expense under operating leases, including space rental, totaled $726,290 and $690,415 for the years ended December 31, 2005 and 2004.

Capital lease obligations at December 31, 2005 consisted of the following:

                                                 2005
                                         -------------------

    Obligation under capital lease       $          412,842
    Less current maturities                        (187,775)
                                         -------------------
                                         $          225,067
                                         ===================

Future minimum lease payments for equipment under capital leases at December 31, 2005 are as follows:

                2006                     $          215,996
                2007                                196,589
                2008                                 41,986
                2009                                      -
                                         -------------------
   Total minimum lease payments                     454,571
   Less amount representing interest                (41,729)
                                         -------------------
   Present value of net minimum lease               412,842
   Less current portion                            (187,775)
                                         -------------------
                                         $          225,067
                                         ===================
vFinance, Inc.

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

On August 20, 2001, we entered into a Securities Exchange Agreement by means of which we acquired the membership interests in two related companies, Critical Investments, LLC, a Delaware limited liability company ("Critical Investments"), and Critical Advisors, L.L.C., a Virginia limited liability company ("Critical Advisors"). Critical Investments manages Critical Infrastructure Fund, L.P. ("Critical Infrastructure LP"), a Delaware limited partnership. Critical Advisors manages Critical Infrastructure Fund, Ltd. ("Critical Infrastructure Ltd."), an international business company organized and existing under the laws of the British Virgin Islands and receives (i) a management fee equal to 1% of the net asset value of Critical Infrastructure Ltd. and (ii) a performance fee equal to 20% of the increase in net asset value of Critical Infrastructure Ltd. Critical Infrastructure LP and Critical Infrastructure Ltd. are the sole general partners in, owning 96% and 4%, respectively, and conduct their investment and trading activity through Critical Infrastructure Fund (BVI), LP, a limited partnership organized and existing under the laws of the British Virgin Islands, which holds a portfolio of securities. A determination has been made to liquidate the funds

On August 14, 2002, Henry S. Snow and Sandra L. Snow filed a complaint against Colonial Direct and vFinance, Inc. in the Circuit Court of the 15th Judicial Circuit in Palm Beach County, Florida. The claim alleges "Breach of Contract" and "Unjust Enrichment" and seeks damages of $250,000 plus interest and court costs. It is alleged that Colonial Direct defaulted on a Promissory Note in the principal amount of $250,000. The Company believes their claim is without merit and is vigorously defending the action.

vFinance, Inc.

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

On October 17, 2003, we were advised by the staff of the SEC that it intended to recommend that the SEC institute enforcement proceedings against vFinance Investments and one of its former employees. The SEC claims that vFinance Investments and its former employee failed reasonably to supervise the alleged illegal trading activities over a period of approximately two months of one of our broker/dealer's former securities traders with respect to one publicly traded security that resulted in vFinance Investments earning $11,000 in commissions related to that one security over the two month period. As of December 31, 2005, the Company has included an accrual of $50,000 for estimated expenses. On March 17,2005 we were advised by a member of the staff of the SEC that the SEC had accepted our offer to settle the matter. Pursuant to the terms of the settlement, vFinance Investments paid amounts aggregating to $50,000 by March 2006.

On or about February 28, 2005, Knight Equity Markets, LP ("Knight") filed an arbitration action (NASD Case No. 05-01069) against vFinance Investments, Inc. ("vFinance"), claiming that vFinance received roughly $6.5 million in dividends that rightfully belong to Knight. vFinance asserts that the dividends actually went to two of its clients, Pearl Securities LLC ("Pearl Securities") and Michael Balog, and that vFinance has no liability. vFinance filed third party claims against Pearl Securities and Michael Balog to bring all of the parties into the action. vFinance's motion to amend the third party claim to include these two clients is currently pending. Pearl and Balog have filed motions to dismiss vFinance's claims and the motions are scheduled for hearing on April 17, 2006. Knight is seeking approximately $6.5 million in damagesplus costs, attorney fees and punitive damages. vFinance denies any liability to Knight and intends to vigorously defend against Knight's claims.

On or about September 27, 2005, John S. Matthews filed an arbitration action (NASD Case No. 05-014991) against vFinance, claiming that vFinance wrongfully terminated his independent contact with vFinance and that vFinance "stole" his clients and brokers. Mr. Matthews has obtained a temporary restraining order and an agreed upon injunction was issued by the NASD panel. Matthews and JMS Capital Holding Corp., a plaintiff in the arbitration action also request unspecified damages resulting from vFinance's alleged improper activity. The full hearing on the merits is currently scheduled for August 30 through September 1, 2006. vFinance intends to vigorously defend this matter. In addition to contesting and defending against JSM's and Mr. Matthews claims, vFinance filed a counterclaim for indemnity based upon the contractual agreement between the parties.

We are engaged in a number of other legal proceedings incidental to the conduct of our business. These claims aggregate a range of $28,000 to $260,000.

vFinance, Inc.

10. DEFINED CONTRIBUTION PLAN

The Company maintains a defined contribution savings plan in which substantially all employees are eligible to participate. The Company may match up to 25% of the employee's salary. The Company made no contributions to the plan for the years ended December 31, 2005 and 2004, respectively.

11. SUBSEQUENT EVENTS

On January 10, 2006, vFinance, Inc.'s (the "Company") wholly-owned subsidiary, vFinance Investments, Inc. ("vFinance Investments"), entered into an agreement to acquire certain assets of Sterling Financial Investment Group, Inc. ("SFIG") and Sterling Financial Group of Companies, Inc. ("SFGC" and together with SFIG, "Sterling Financial"). These transactions are subject to the approval of the National Association of Securities Dealers, Inc.

The assets to be acquired from Sterling Financial include Sterling Financial's businesses as a going concern, certain intellectual property, client accounts and revenues, computer equipment, and a certain real property lease. On the closing date, vFinance Investments will not assume any liabilities of Sterling Financial except an office lease and select office services contracts directly relating to the operation of the business that arise and are to be paid, performed or discharged from and after the closing date. One of the principals of Sterling Financial will enter into an employment agreement with vFinance Investments that provides for an annual base salary of $262,000 and certain performance bonuses and options to be granted in the sole discretion of vFinance Investments.

In accordance with the terms of the asset purchase agreement, vFinance Investments will deliver to SFGC 17,500,000 shares of the Company's common stock and approximately $26,800, for certain prepaid expenses. Subject to the financial performance of the business of Sterling Financial acquired by vFinance Investments over the period specified in the asset purchase agreement, up to 4,500,000 of such shares may be cancelled. The Company has granted SFGC certain registration rights with respect to the shares. The Company and vFinance Investments will enter into a standstill agreement with each of SFGC, SFIG, Charles Garcia and Alexis Korybut to provide restrictions on certain actions for a defined time period. The Company and vFinance Investments also will enter into a voting and lockup agreement with each of SFIG, SFGC, Charles Garcia, Leonard Sokolow and Timothy Mahoney to provide certain rights and obligations with respect to the Company's common stock.

vFinance Investments and Sterling Financial also entered into a management agreement, pursuant to which certain designated principals of vFinance Investments will provide risk management of, and operational and back office support for, the branch offices of SFIG from January 10, 2005 until the closing of the acquisition transactions. In addition, such principals will assist SFIG with the supervision of SFIG's registered representatives in accordance with applicable rules and regulations.

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

Not Applicable

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

Name                        Age                   Position
----                        ---       ------------------------------------------
Leonard J. Sokolow          49        Director, Chief Executive Officer
                                      and President
Timothy E. Mahoney          49        Director, Chief Operating Officer
                                      and Chairman
Sheila C. Reinken           45        Chief Financial Officer and Chief
                                      Administrative Officer
Richard Campanella          55        Secretary


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

SHEILA C. REINKEN has been the Chief Financial Officer and Chief Administrative Officer of the Company since January 2005. Ms.Reinken was vice president, finance for Burger King Corporation from March 2002 through November 2004. Prior to that Ms. Reinken was vice president, finance for American Eagle Outfitters and from January 2001 until February 2002. Prior to that Ms. Reinken was vice president, treasurer of Ames Department Stores, Inc. from August 1999 until January 2001. She holds a Master of Business Administration from Florida Atlantic University and a Bachelor of Science degree from Florida State University.

RICHARD CAMPANELLA has been Secretary of the Company since December 18, 2001. Mr. Campanella currently serves as the President, Chief Operating Officer and Chief Compliance Officer of vFinance Investments, Inc. He assumed the role of President of vFinance Investments, Inc. as of July 2005. From February 1994 until April 2001, Mr. Campanella was a partner of Commonwealth Associates, a registered broker dealer where he served as the director of Compliance. He has a degree in Business Administration from the College of Staten Island.

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

To our knowledge, based solely on review of these filings and written representations from the directors and officers, we believe that during the fiscal year ended December 31, 2005, our officers, directors and significant stockholders have timely filed the appropriate form under Section 16(a) of the Exchange Act, except a Form 4 for Sheila C. Reinken (one filing).

ITEM 10. EXECUTIVE COMPENSATION.

The following table provides information concerning the annual and long term compensation earned by our chief executive officer and each of the other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") during the fiscal years ended December 31, 2005, 2004 and 2003:


                              SUMMARY COMPENSATION TABLE
                                           Annual                                  Long-Term
                                                                                 Compensation
                              -----------------------------------------------    --------------
                                                                                   Securities
                                                                    Other          Underlying
Name/Position                  Year       Salary        Bonus    Compensation        Options
-------------                  ----       ------        -----     ------------   --------------

Leonard J. Sokolow             2005     $270,375      $145,000           $0      1,500,000 (1)
CEO, President (1)(2)(3)       2004     $236,265      $180,000           $0              0
                               2003     $230,265            $0      $18,900 (2)    734,802 (3)

Timothy E. Mahoney             2005     $270,375      $130,000           $0      1,500,000 (1)
COO, Chairman (1)(2)(3)        2004     $236,265      $175,000           $0              0
                               2003     $230,265            $0      $18,900 (2)    734,802 (3)


Sheila C. Reinken              2005     $175,000       $38,000           $0      1,250,000
Chief Financial Officer (4)

Richard Campanella             2005     $130,000            $0           $0        600,000
President                      2004     $125,000       $10,000           $0              0
Chief Operating Officer        2003     $125,000            $0           $0         75,000
vFinance Investments, Inc.

Kathleen Kennedy               2005     $128,154       $10,000           $0        500,000
Vice President (5)


(1) Messrs. Sokolow and Mahoney earned $145,000 and 130,000, respectively, in 2005, $180,000 and $175,000 in 2004, and $0 in 2003 of annual incentive compensation based on the performance of the Company during the respective years. These amounts are reflected in the corresponding table as bonuses.

(2) Messrs. Sokolow and Mahoney each received a car allowance of $18,900 during 2003.

(3) Options that were issued in prior years were cancelled in 2002. During 2003, they were each granted 734,802 options. In 2005, 500,000 of the options for both Mr. Sokolow and Mr. Mahoney expired.

(4) Mrs. Reinken's employment with the Company began in January 2005.

(5) Mrs. Kennedy's employment with the Company began in January 2005.

OPTION GRANTS IN LAST FISCAL YEAR

Options were granted to the Chief Executive Officer and other Named Executive Officers of the Company in the amounts noted in the following table. No options were exercised during 2005.


                                Number of      % of Total
                                Securities      Options
                                Underlying      Granted to         Exercise or
                            Options Granted    Employees in        Base Price         Expiration
          Year-End (1)                         Fiscal Year          ($/Share)            Date
                             --------------   -------------       ------------       -----------
Name

Leonard J. Sokolow               1,500,000           15.1%            $0.155          12/29/2010
Timothy E. Mahoney               1,500,000           15.1%            $0.155          12/29/2010
Sheila C. Reinken                  750,000            7.5%            $0.245          01/14/2010
Sheila C. Reinken                  500,000            5.0%            $0.155          12/29/2010
Richard Campanella                 600,000            6.0%            $0.170          06/30/2010
Kathleen Kennedy                   500,000            5.0%            $0.280          01/19/2010


Fiscal Year-End Option Table

The following table provides information on the total number of exercisable and unexercisable stock options held at December 31, 2005 by the Named Executive Officers. None of the Named Executive Officers exercised any options during fiscal year 2005.


                      Number of Securities Underlying          Value of Unexercised In-the-Money
                  Unexercised Options at Fiscal Year-End        Options at Fiscal Year-End (1)
                  --------------------------------------    --------------------------------------
Name               Exercisable             Unexercisable      Exercisable          Unexercisable
Leonard J. Sokolow     234,802                 1,500,000    $            -          $          -
Timothy E. Mahoney     234,802                 1,500,000                 -                     -
Sheila C. Reinken       93,750                 1,156,250                 -                     -
Richard Campanella     100,000                   600,000                 -                     -
Kathleen Kennedy             -                   500,000                 -                     -


(1) Based on the difference between the option's exercise price and a closing price of $0.17 for the underlying common stock on December 30, 2005 (our last business day of fiscal year 2005) as reported by the National Quotation Bureau.

COMPENSATION OF DIRECTORS

Directors do not receive any compensation for serving on our Board of Directors.

EMPLOYMENT AGREEMENTS

On November 16, 2004, the Company entered into new agreements ("Primary Employment Agreements") to amend and restate certain employment agreements dated November 8, 1999 between the Company's Chief Executive Officer and President, who is the beneficial owner of 15% and 19.7% of the total outstanding common shares of the Company at December 31, 2005 and 2003, respectively, and the Company's Chief Operating Officer and Chairman, who is the beneficial owner of 15% and 19.7% of the total outstanding common shares of the Company at December 31, 2004 and 2003, respectively (collectively the "Primary Shareholders"), as amended on January 5, 2001, July 2, 2001 and January 7, 2002 (the "Previous Employment Agreement"). Under the terms of the Primary Employment Agreements, which shall be for a three year period and shall automatically extended for a one year period on each anniversary date thereafter unless the Company has provided a non-renewal notice thirty (30) days prior to an anniversary date as directed by a majority vote of the board of directors, each individual shall receive (i) an initial base salary of $257,000 per annum which shall be increase 5% per annum beginning January 1, 2005 and each year thereafter and will be reviewed by the Board at least annually and may be increased (but not decreased) from time to time as Board may determine; (ii) discretionary bonuses and/or interim cash bonuses and/or other bonuses when and in such amounts as may be determined by the Company's board of directors based on each individuals performance, the Company's performance and/or other factors; provided that the Board shall meet at least annually to review employees' bonus entitlements; and
(iii) incentive compensation paid quarterly no later than the 45th day following the end of quarter primarily based on performance of the Company and its respective subsidiaries. The Primary Employment Agreements also contain provisions related to change of control.

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

For purposes of this table, each person is deemed to have beneficial ownership of any shares of our common stock such person has the right to acquire on or within 60 days after March 28, 2006.
                                       Amount of Shares
Name of Beneficial Owner              Beneficially Owned       Percent of Class
------------------------              ------------------       ----------------
Leonard J. Sokolow(1)                      6,617,812                16.72%
Timothy E. Mahoney(2)                      6,617,811                16.72%
Highlands Group Holdings, Inc. (3)         2,175,000                 5.42%
Richard Campanella (5)                       406,250                  *
All executive  officers and directors
as a group (5 persons)                    13,941,873                34.70%

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

The following table sets forth certain information as of December 31, 2005, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance under:

- all compensation plans previously approved by our security holders; and

- all compensation plans not previously approved by our security holders.


                  Number of securities                        remaining available for
                  to be issued upon     Weighted average      future issuance under
                  exercise of           exercise price of     equity compensation plans
                  outstanding options,  outstanding options,  (excluding securities
                  warrants and rights   and rights            Plan category warrants
                                                              reflected in column (a))
                          (a)                (b)                        (c)
Equity compensation
plans approved by
security holders           -                  -                          -
Equity compensation
plans not approved by
security holders  *    22,274,428           0.53                         -
                      -----------------------------------------------------------------
             Total     22,274,428           0.53                         -

* For a description of the individual compensation arrangements in 2005 See Note 7 to the Consolidated Financial Statements included elsewhere herein.

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

  31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification by Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

*  Management contract or compensatory plan or arrangement

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During 2005 and 2004, the Company incurred the following fees for professional services rendered by our principal accountant Sherb & Co., LLP:

                                     2005            2004

Audit Fees (1)                    $ 107,985       $101,000

Audit-related Fees                        -              -

Tax Fees (2)                       $ 27,500       $ 10,000

All Other Fees                            -              -

(1) Audit Services for 2005 included the annual audit, the reviews of the Company's quarterly reports on Form 10-QSB, fees related to filings with the Securities and Exchange Commission ("SEC") and accounting consultations. Before any audit or non-audit services are performed by any independent accountant, such services must be approved in advance by the Company's board of directors.

(2) Fees for tax services for 2005 and 2004 included the preparation of federal income tax returns and other tax related matters.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

vFinance, Inc.


By: /s/ Leonard J. Sokolow
    -------------------------------------
    LEONARD J. SOKOLOW, DIRECTOR,
    CHIEF EXECUTIVE OFFICER AND PRESIDENT



Date: March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





    Signature                                    Capacity                                     Date
--------------------------------                ---------                                ----------------



/s/ Leonard J. Sokolow                 Director, Chief Executive Officer and
--------------------------------       President (Principal Executive Officer)           March 31, 2006
Leonard J. Sokolow



/s/ Sheila C. Reinken                  Chief Financial Officer and (Principal
--------------------------------       Financial and Accounting Officer)                 March 31, 2006
Sheila C. Reinken


/s/ Timothy E. Mahoney                 Director, Chairman of the Board and               March 31, 2006
--------------------------------       Chief Operating Officer
Timothy E. Mahoney


                INDEX OF DOCUMENTS FILED WITH THIS ANNUAL REPORT

Number of Exhibit     Exhibit Description
-----------------     -------------------

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