Form 10-Q
period 2006-03-31
VFINANCE INC
filed 2006-05-15
CIK 890285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       or

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the transition period _____________ to _________________

                        Commission File Number 1-11454-03

                                 vFinance, Inc.

        (Exact name of small business issuer as specified in its charter)


                Delaware                            58-1974423
    -------------------------------             ------------------
    State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)              Identification No.)


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

          Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act.

Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-Accelerated Filer [X]

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

          State the number of shares outstanding of each of the issuer's classes of common equity, as of May 15, 2006: 40,126,134 shares of Common Stock $0.01 par value
                                 vFinance, Inc.
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED MARCH 31, 2006


                                                                           INDEX



PART I - FINANCIAL INFORMATION Page

        Item 1 - Consolidated Financial Statements

        Consolidated Balance Sheets
         As of March 31, 2006 (Unaudited) and December 31, 2005...............4

        Consolidated Statements of Operations
         For the Three Months Ended March 31, 2006 and 2005 (Unaudited).......5

        Consolidated Statements of Cash Flows
         For the Three Months Ended March 31, 2006 and 2005 (Unaudited).......6

        Notes to Unaudited Consolidated Financial Statements..................7

        Item 2 - Management's Discussion and Analysis or Plan of Operation...18

        Item 3 - Quantitative & Qualitative Disclosures About Market Risk ...25

        Item 4 - Controls and Procedures.....................................25

PART II - OTHER INFORMATION

        Item 6 - Exhibits....................................................26

        Signatures...........................................................27

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

                         vFinance, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

Assets:                                                             March 31, 2006      December 31, 2005
                                                                      (unaudited)
                                                                  -------------------  --------------------
     Current Assets:
         Cash and cash equivalents                                $        4,944,771   $         4,427,406
         Due from clearing broker                                            884,740               705,097
         Investments in trading securities                                   694,793               870,306
         Accounts receivable less allowance for doubtful
            accounts ($3,500 in 2006, $0 in 2005)                            455,506               408,841
         Notes receivable - employees                                         65,930                67,588
         Prepaid expenses and other current assets                           143,501               130,033
                                                                  -------------------  --------------------
     Total current assets                                                  7,189,241             6,609,271

     Furniture and equipment, at cost:
         Furniture and equipment                                           1,435,421             1,383,878
         Software                                                            173,890               173,890
                                                                  -------------------  --------------------
                                                                           1,609,311             1,557,768
     Less accumulated depreciation                                          (950,439)             (865,130)
                                                                  -------------------  --------------------
     Furniture and equipment, net                                            658,872               692,638

     Intangible assets, net                                                1,373,513             1,446,848
     Other assets                                                            242,828               313,327
                                                                  -------------------  --------------------
Total assets                                                      $        9,464,454   $         9,062,084
                                                                  ===================  ====================

Liabilities and stockholders' equity:
     Current liabilities:
         Accounts payable                                         $          611,052   $           714,197
         Accrued payroll                                                   2,297,891             1,678,632
         Other accrued liabilities                                           473,826               825,594
         Securities sold, not yet purchased                                   32,510                42,421
         Capital lease obligations                                           191,602               187,775
         Other                                                                46,021               118,781
                                                                  -------------------  --------------------
     Total current liabilities                                             3,652,902             3,567,400

         Capital lease obligations, long term                                175,702               225,067
     Stockholders' equity:
         Common stock $0.01 par value, 75,000,000 shares
            authorized, 40,126,134 issued and outstanding                    401,266               401,266
         Additional paid-in-capital                                       26,934,626            26,821,557
         Accumulated deficit                                             (21,700,042)          (21,953,206)
                                                                  -------------------  --------------------

     Total stockholders' equity                                            5,635,850             5,269,617
                                                                  -------------------  --------------------

Total liabilities and stockholders' equity                        $        9,464,454   $         9,062,084
                                                                  ===================  ====================

     See accompanying notes to unaudited consolidated financial statements.

                         vFinance, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three months ended       Three months ended
                                                      March 31, 2006            March 31, 2005
                                                       (unaudited)               (unaudited)
                                                  ----------------------   ----------------------
Revenues:
    Commissions - agency                          $           4,755,333    $           3,811,391
    Trading profits                                           1,501,034                1,368,765
    Success fees                                              1,383,426                  343,941
    Consulting fees                                             151,401                  243,294
    Other brokerage related income                              792,436                  638,398
    Other                                                       171,193                   85,368
                                                  ----------------------   ----------------------
Total revenues                                                8,754,823                6,491,157
                                                  ----------------------   ----------------------

Cost of revenues:
    Commissions                                              4,323,625                3,740,813
    Clearing and transaction costs                             793,249                  564,739
    Success                                                    789,317                  133,186
    Consulting and retainers                                   130,346                  159,620
                                                 ----------------------   ----------------------
Total cost of revenues                                       6,036,537                4,598,358
                                                 ----------------------   ----------------------

Gross profit                                                 2,718,286                1,892,799
                                                 ----------------------   ----------------------

Other expenses:
    General and administrative                               2,019,870                1,842,483
    Professional fees                                           58,988                   74,555
    Provision for bad debt                                       3,500                   31,890
    Legal Fees                                                 130,243                   49,178
    Depreciation and amortization                              158,645                   60,707
    Amounts forgiven under forgivable loans                          -                    6,250
    Stock based compensation                                   113,069                    1,324
                                                 ----------------------   ----------------------

Total other expenses                                         2,484,315                2,066,387
                                                 ----------------------   ----------------------

Income(loss) from operations                                   233,971                 (173,588)

Total other income, net                                         19,193                   19,060
                                                 ----------------------   ----------------------

Pre-tax net income (loss)                                      253,164                 (154,528)
Income tax benefit (provision)                                       -                        -
                                                 ----------------------   ----------------------
Net income (loss)                                $             253,164    $            (154,528)
                                                 ======================   ======================
Net income (loss) per share: basic               $                0.01    $               (0.00)
                                                 ======================   ======================
Weighted average number of shares
   outstanding: basic                                       40,126,133               39,815,966
                                                 ======================   ======================
Net income (loss) per share: diluted             $                0.01    $               (0.00)
                                                 ======================   ======================
Weighted average number of shares
   outstanding: diluted                                     42,231,218               39,815,966
                                                 ======================   ======================

     See accompanying notes to unaudited consolidated financial statements.

                         vFinance, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Three months ended       Three months ended
                                                                  March 31, 2006            March 31, 2005
                                                                    (unaudited)               (unaudited)
                                                            -------------------------  ------------------------
Cash flows from operating activities:
Net income (loss)                                           $                253,164   $              (154,528)
    Adjustments to reconcile net income (loss) to
       net cash provided (used) in operating activities:
          Non-cash fees received                                            (576,250)                        -
          Depreciation and amortization                                      158,645                    60,707
          Provision for doubtful accounts                                      3,500                    30,890
          Unrealized loss on investments, net                                243,583                     7,666
          Unrealized loss on warrants                                          9,191                   112,113
          Amount forgiven under forgivable loans                                   -                     6,250
          Stock based compensation                                           113,069                     1,324
          Changes in operating assets and liabilities:
          (Increase) decrease
            Accounts receivable                                              (29,774)                 (230,372)
            Forgivable loans                                                       -                         -
            Due from clearing broker                                        (249,076)                  148,318
            Notes receivable - employees                                       1,658                    84,590
            Investments in trading securities                                498,988                  (210,117)
            Other assets and liabilities                                      64,064                   107,653
          Increase (decrease)
            Accounts payable and accrued liabilities                         133,595                  (507,382)
            Securities, sold not yet purchased                                (9,912)                        -
                                                            -------------------------  ------------------------

Net cash provided by (used in) operating activities                          614,445                  (542,888)

Cash Flows from investing activities:
    Purchase of capital lease equipment                                            -                  (117,020)
    Purchase of equipment                                                    (51,543)                  (16,728)
                                                            -------------------------  ------------------------

Net cash used in investing activities                                        (51,543)                 (133,748)

Cash flows from financing activities:
    Proceeds from capital leases                                                   -                   117,020
    Repayments on capital leases                                             (45,538)                  (21,752)
    Proceeds from exercise of common stock options                                 -                   113,550
                                                            -------------------------  ------------------------

Net cash (used in) provided by financing activities                          (45,538)                  208,818

Increase (decrease) in cash and cash equivalents                             517,364                  (467,818)
Cash and cash equivalents at beginning of year                             4,427,407                 5,256,308
                                                            -------------------------  ------------------------

Cash and cash equivalents at end of period                  $              4,944,771   $             4,788,490
                                                            =========================  ========================

     See accompanying notes to unaudited consolidated financial statements.

                         vFinance, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2006

          NOTE 1 - DESCRIPTION OF BUSINESS

          vFinance, Inc. is a holding company engaged in the financial services business where our strategic focus is servicing the needs of high net-worth and institutional investors and high growth companies. Through our principal operating subsidiary, vFinance Investments, Inc., a licensed broker-dealer, we provide investment banking, retail and institutional brokerage services in all 50 states and the District of Columbia. The Company also operates a second broker-dealer, EquityStation, Inc. ("EquityStation") which offers institutional traders, hedge funds and professional traders a suite of services designed to enhance their trading capabilities by offering services such as trading and routing software, hedge fund incubation, capital introduction and custodial services.

          NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of presentation

          The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts have been eliminated in consolidation.

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ended December 31, 2006. The interim financial statements should be read in connection with the audited financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

          Use of estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company, including its wholly owned subsidiary vFinance Investments, Inc., has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with vFinance Investments, Inc. In addition, under the vFinance Investments, Inc. registered representatives contract, each registered representative has indemnified the Company for these claims. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially
                         vFinance, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2006

          NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Use of estimates

          affect results in the period when expenses are ultimately determined. As of March 31, 2006, the Company has accrued approximately $225,000 for these matters. The Company has recently acquired an errors and omissions insurance policy, wherein future claims may be covered in excess of the policy's $75,000 per claim deductible up to an aggregate of $1 million. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on its financial position.

          Accounts receivable

          Accounts receivable consist of receivables incurred in the ordinary course of our business. The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. The allowance for uncollectible receivables at March 31, 2006 was $3,500 and as of December 31, 2005 was $0.

          A receivable from one independent contractor in the amount of $157,096 accounted for 35% of the Company's accounts receivable balance at March 31, 2006. A receivable from one customer in the amount of $73,847, accounted for 18% of the Company's receivable balance at December 31, 2005.

          Property and equipment

          Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

          Intangible assets

          Intangible assets consist of assets acquired in connection with acquisitions and includes a customer list. The Company accounts for intangible assets in accordance with SFAS 142. The asset is capitalized and is being amortized using the straight-line method over an expected useful life of five years.

          Impairment of long-lived assets

          In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value.

                         vFinance, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2006

          NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Revenue recognition

          The Company follows the guidance of the Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.

          We earn revenue from brokerage and trading which are recognized on the day of the trade. We also earn revenue from investment banking and consulting. Monthly consulting fees for investment banking are recognized as earned. Investment banking success fees are generally based on a percentage of the total value of a transaction and are recognized upon successful completion.

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

          On occasion, we distribute equity instruments or proceeds from the sale of equity instruments to our employees as compensation for their investment banking successes. These distributions comply with compensation agreements which vary on a "banker by banker" basis. Ac`cordingly, unrealized gains or losses recorded in the statement of operations related to securities held by us at each period end may also impact compensation expense and accrued compensation.

                         vFinance, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2006

          NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Cost of revenue

          The cost of revenue primarily consists of commissions paid (including those paid on success and consulting revenue), finder's fees and direct clearing and other transaction related costs including the costs associated with trading systems and fees imposed by electronic communications networks and various exchanges. Allocated overhead is not included in cost of revenue.

          Concentrations of credit risk

          The Company maintains its cash in bank and brokerage deposit accounts, which, at times, are either uninsured or may exceed federally insured limits. As of March 31, 2006, the Company had approximately $4,944,771 in United States bank deposits, which exceeded federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2006.

          Stock-based compensation

          Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

          Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123").

          Income taxes

          The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Net operating loss carry forwards totaled approximately $11.6 million at March 31, 2006 and $11.9 million at December 31, 2005. Each quarter the Company weighs the available positive and negative evidence and determines the extent to which the net operating loss carry forwards is realizable.

          Utilization of the Company's net operating loss carry-forwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382.

                         vFinance, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2006

          NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Recent accounting pronouncements

          In February 2006, the Financial Accounting Standards Board issued Statement No. 155 ("SFAS No. 155"), "Accounting for Certain Hybrid
          Instruments: An Amendment of FASB Statements No. 133 and 140". Management does not believe that this statement will have a significant impact as the Company does not use such instruments.

          Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

          Reclassifications

          Certain items in the 2005 consolidated financial statements have been reclassified to conform to the presentation in the 2006 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

                         vFinance, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2006

          NOTE 3 - PROPERTY AND EQUIPMENT

          At March 31, 2006 and December 31 , 2005 respectively, property and equipment consisted of the following:

                                                             March 31,
                                       Useful Life              2006                   December 31,
Description                              (Years)            (unaudited)                    2005
------------------------------         -----------     -----------------------    ---------------------
Furniture & fixtures                        5          $               85,132     $              85,132
Equipment                                   5                         611,047                   559,504
Capital leases-equipment                    3                         572,535                   572,535
Leasehold improvements                      4                         166,707                   166,707
Software                                    5                         173,890                   173,890
                                                       -----------------------    ----------------------
Less accumulated depreciation                                        (950,439)                 (865,130)
                                                       -----------------------    ----------------------

Total fixed assets                                     $              658,872     $             692,638
                                                       =======================    ======================



          NOTE 4 - INTANGIBLE ASSETS

          At March 31, 2006 and December 31 , 2005 respectively, Intangible assets consisted of the following:

                                                             March 31,
                                        Useful Life            2006                  December 31,
Description                               (Years)           (unaudited)                  2005
------------------------------         -----------     -----------------------    --------------------
Customer list                               5                       1,466,700     $         1,466,700
                                                       -----------------------    --------------------
Accumulated amortization                                              (93,187)                (19,852)
                                                       -----------------------    --------------------

Total intangible assets                                $            1,373,513     $         1,446,848
                                                       =======================    ====================



          For the period ended March 31, 2006 amortization expense of $73,335 was recorded by the Company. During the period ended December 31, 2005 the Company performed an impairment analysis of it's goodwill and in accordance with FAS 142 paragraph 20 noted that the carrying amount of the intangible assets exceeded the implied fair value of the assets and thus recorded an impairment charge of $420,000.

                         vFinance, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2006

          NOTE 5 - MATERIAL AGREEMENTS

          On or about January 15, 2006 vFinance Investments, Inc entered into two new clearing agreements with Fortis Securities, LLC and Legent Clearing, LLC to facilitate new business anticipated as the result of a select asset purchase agreement with Sterling Financial Investments, Inc and Sterling Financial Group of Companies, Inc. (See Subsequent Events footnote) The purchase transaction closed in escrow on May 11, 2006, and as a result these two clearing agreements are in effect as of the issuance of this report. The agreement with Fortis Securities, LLC will be used to clear the fixed income transactions and the agreement with Legent Clearing, LLC will be used in the clearing of certain retail accounts obtained in the acquisition of Sterling's business lines.

                         vFinance, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2006

          NOTE 6 - STOCKHOLDERS' EQUITY

          The pro forma net earnings per share amounts as if the fair value method had been used are presented below for the three months ended March 31, 2005, and the actual net earnings per share is presented below for the three months ended March 31, 2006 in accordance with the Company's adoption of SFAS 123(R) effective January 1, 2006.

          Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123").

          During the quarter ended March 31, 2006, the Company issued 1,006,250 options to purchase common stock for compensation to employees and independent contractors. The fair market value of these options was valued on the grant date using the Black-Scholes option-pricing model using the following weighted average assumptions: dividend yield of 0%, expected volatility of 72.4%, risk free interest rate of 4.75% and a term of five years. For the quarter ended March 31, 2006, the net income and earnings per share reflect a non cash compensation expense of $113,069.


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                2006            2005
                                                                             ------------   -------------
Net income (loss) - as reported                                                  366,233        (252,781)
Less: stock based employee compensation determined under the
    Fair value method, net of income tax effect                                  113,069          98,253
                                                                             ------------   -------------

 Net income (loss)                                                               253,164        (154,528)
                                                                             ============   =============

Basic and diluted earnings (loss) per share - as reported                         $ 0.01          $ 0.00

Basic and diluted earnings (loss) per share - pro forma                              n/a          $(0.01)


         A summary of the stock option activity for the three months ended March 31, 2006 is as follows:

                                                      Weighted Average        Number of        Exercise Price
                                                       Exercise Price           Shares           Per Option
                                                   ---------------------   ---------------  ----------------------
Outstanding options at December 31, 2005           $               0.23        14,614,839   $    0.15   $    2.25
                                                   ---------------------   ---------------  ----------  ----------

Granted                                            $               0.18         1,006,250   $    0.17   $    0.26
Exercised                                          $                  -                 -           -           -
Cancelled                                          $               0.36        (1,298,660)  $    0.16   $    2.25
                                                   ---------------------   ---------------  ----------  ----------
Outstanding options at March 31, 2006              $               0.21        14,322,429   $    0.15   $    1.00
                                                   =====================   ===============  ==========  ==========


         A summary of the stock purchase warrant activity for the three months ended March 31, 2006 is as follows:



                                                     Weighted Average        Number of         Exercise Price
                                                      Exercise Price         Warrants           Per Warrant
                                                   ---------------------   --------------  ---------------------

Outstanding warrants at December 31, 2005          $               1.12        7,659,589   $   0.15   $     7.20
                                                   ---------------------   --------------  ---------  ----------

Granted                                            $                  -                -          -            -
Exercised                                          $                  -                -          -            -
Cancelled                                          $               2.25         (585,000)  $   2.25   $     2.25
                                                   ---------------------   --------------  ---------  ----------
Outstanding warrants at March 31, 2006             $               1.02        7,074,589   $   0.15   $     7.20
                                                   =====================   ==============  =========  ==========

                         vFinance, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2006

NOTE 6 - STOCKHOLDERS' EQUITY
(Continued)

The following table summarizes information concerning stock options outstanding at March 31, 2006.

                Exercise        Options
                 Price        Outstanding
              ---------------------------

                 0.150           260,000
                 0.155         4,495,000
                 0.170         1,635,000
                 0.180           270,000
                 0.190         1,667,502
                 0.200           480,000
                 0.205           360,000
                 0.210         1,733,962
                 0.220            60,000
                 0.230           902,500
                 0.245           750,000
                 0.250            43,750
                 0.260             5,000
                 0.270             5,000
                 0.280            97,500
                 0.320           310,000
                 0.330             2,500
                 0.350           484,215
                 0.363           120,000
                 0.500           100,000
                 0.625           522,500
                 1.000            18,000
                       ------------------
                              14,322,429
                       ==================
                         vFinance, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2006

NOTE 6 - STOCKHOLDERS' EQUITY
(Continued)


The following table summarizes information concerning warrants outstanding at March 31, 2006.


               Exercise         Warrants
                Price         Outstanding
           ------------------------------

                 0.150           750,000
                 0.160         2,427,923
                 0.200         1,000,000
                 0.350         1,673,500
                 0.630           400,000
                 2.250            20,000
                 6.000           103,166
                 7.200           700,000
                       ------------------
                               7,074,589
                       ==================
                         vFinance, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2006


          NOTE 7 - SUBSEQUENT EVENTS

          On May 11, 2006, vFinance, Inc.'s (the "Company") wholly-owned subsidiary, vFinance Investments, Inc. ("vFinance Investments"), completed an asset purchase whereby it purchased certain assets of Sterling Financial Investment Group, Inc. ("SFIG") and Sterling
          Financial  Group of  Companies,  Inc.  ("SFGC" and together with SFIG,
          "Sterling Financial"). These transactions were approved by the National Association of Securities Dealers, Inc. on April 28, 2006.

          The  assets  acquired  from  Sterling   Financial   include   Sterling
          Financial's businesses as a going concern, certain intellectual property, client accounts and revenues, computer equipment, and a certain real property lease. vFinance Investments did not assume any liabilities of Sterling Financial except an office lease and select office services contracts directly relating to the operation of the business that arise and are to be paid, performed or discharged from and after the closing date. Charles Garcia, one of the principals of Sterling Financial, entered into an employment agreement with vFinance Investments that provides for an annual base salary of $262,000 and certain performance bonuses and options to be granted in the sole discretion of vFinance Investments.

          In accordance with the terms of an escrow agreement entered into on May 11, 2006, vFinance Investments has agreed to place thirteen million shares of the Company's common stock in escrow until (i) Sterling Financial has paid all commissions due to traders and retail brokers of SFIG for the month of April 2006 and due to Foreign Contractors of SFIG; (ii) Sterling Financial has paid to vFinance Investments a good faith estimate of the net profit owed under the management agreement; and (iii) certain of Sterling Financial's brokers have executed an agreement with vFinance Investments. The escrowed shares represent the full purchase price for the assets acquired by the Company. If Sterling Financial's obligations are not satisfied by May 31, 2006, the transaction with Sterling Financial will be rescinded and the thirteen million shares of the Company's common stock will be canceled. The Company has granted SFGC certain registration rights with respect to the shares.

          The Company and vFinance Investments entered into a standstill agreement with each of SFGC, SFIG, Charles Garcia and Alexis Korybut to provide restrictions on certain actions for a defined time period. The Company and vFinance Investments also entered into a voting and lockup agreement with each of SFIG, SFGC, Charles Garcia, Leonard Sokolow and Timothy Mahoney, pursuant to which Leonard Sokolow and Timothy Mahoney agreed to vote for a designee of Charles Garcia to serve as a director of the Company. The voting and lockup agreement also prohibits the sale, transfer, or disposition to any person (including, without limitation, SFGC's stockholders) by SFGC of the shares issued in full or in part for the 12-month period following the closing of the transactions.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          CRITICAL ACCOUNTING POLICIES

          Financial Reporting Release No. 60, which was released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.
          Note 2 to our audited consolidated financial statements dated December 31, 2005 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

          GENERAL. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

          REVENUE RECOGNITION. We earn revenue from brokerage and trading activities which are recognized on the day of the trade. We also earn revenue from investment banking and consulting. Monthly retainer fees for investment banking and consulting are recognized as earned. Investment banking success fees are generally based on a percentage of the total value of a transaction and are recognized upon successful completion.

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

          REVENUE RECOGNITION.
          (Continued)

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

          As of March 31, 2006, certain transactions in process may result in us receiving equity instruments or stock purchase warrants in subsequent periods as discussed above. In this event, we will recognize revenue related to the receipt of such equity instruments consistent with the aforementioned policies. In addition, we would also record compensation expense at fair value related to the distribution of some or all of such equity instruments to employees or independent contractors involved with the related transaction

          CLEARING ARRANGEMENT. We do not carry accounts for customers or perform custodial functions related to customers' securities. We introduce all of their customer transactions, which are not reflected in these financial statements, to their respective clearing brokers, which maintain the customers' accounts and clear such transactions. Additionally, our clearing firms provide the clearing and depository operations for our proprietary securities transactions. These activities may expose the Company to off-balance-sheet risk in the event that customers do not fulfill their obligations with the clearing broker, as our subsidiary has agreed to indemnify our clearing firm.

          NET CAPITAL REQUIREMENT. As of March 31, 2006, the minimum amount of net capital required to be maintained by vFinance Investments was $1,000,000 and the minimum amount of net capital required to be maintained by EquityStation was $100,000.

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

          STOCK BASED COMPENSATION. Upon the consummation of an advisory, consulting, capital or other similar transactions the Company may distribute equity instruments or proceeds from the sale of equity instruments to its employees. These distributions are made at the Company's discretion on a case by case basis as determined by the role of the employee and the nature of the transaction. At March 31, 2006 and 2005, no amounts were owed to employees of the Company in connection with equity investments received as compensation.

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



                                                                        vFinance, Inc. and Subsidiaries
                                                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                        For the three months ended March 31,
                                                    -----------------------------------------------------------------------
                                                           2006           % of Revenues         2005           % of Revenues
                                                    --------------------  ------------- ---------------------  ------------
Revenues:
    Commissions - agency                            $         4,755,333            54%  $          3,811,391           44%
    Trading profits                                           1,501,034            17%             1,368,765           16%
    Success fees                                              1,383,426            16%               343,941            4%
    Consulting fees                                             151,401             2%               243,294            3%
    Other brokerage related income                              792,436             9%               638,398            7%
    Other                                                       171,193             2%                85,368            1%
                                                    --------------------  ------------- ---------------------  ------------
Total revenues                                                8,754,823           100%             6,491,157           74%
                                                    --------------------  ------------- ---------------------  ------------

Cost of revenues:
    Commissions                                               4,323,625            49%             3,740,813           43%
    Clearing and transaction costs                              793,249             9%               564,739            6%
    Success                                                     789,317             9%               133,186            2%
    Consulting and retainers                                    130,346             1%               159,620            2%
                                                    --------------------  ------------- ---------------------  ------------
Total cost of revenues                                        6,036,537            69%             4,598,358           53%
                                                    --------------------  ------------- ---------------------  ------------

Gross profit                                                  2,718,286            31%             1,892,799           29%

Other expenses:
    General and administrative                                2,019,870            23%             1,842,483           21%
    Professional fees                                            58,988             1%                74,555            1%
    Provision for bad debt                                        3,500             0%                31,890            0%
    Legal fees                                                  130,243             1%                49,178            1%
    Depreciation and amortization                               158,645             2%                60,707            1%
    Amounts forgiven under forgivable loans                           -             0%                 6,250            0%
    Stock based compensation                                    113,069             1%                 1,324            0%
                                                    --------------------  ------------- ---------------------  ------------

Total other expenses                                          2,484,315            28%             2,066,387           32%
                                                    --------------------  ------------- ---------------------  ------------

Income (loss) from operations                                   233,971             3%              (173,588)          -3%
Other income (expense)
Interest and dividend income                                     19,193             0%                19,060            0%
                                                    --------------------  ------------- ---------------------  ------------

Total other income                                               19,193             0%                19,060            0%
                                                    --------------------  ------------- ---------------------  ------------

Pre-tax net income (loss)                                       253,164             3%              (154,528)          -2%
                                                    --------------------  ------------- ---------------------  ------------
Income tax benefit (provision)                                        0             0%                     0            0%
                                                    --------------------  ------------- ---------------------  ------------
Net Income (loss)                                   $           253,164             3%  $           (154,528)          -2%
                                                    ====================  ============= =====================  ============

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

          THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED March 31, 2005

          STATEMENTS OF OPERATIONS

          Operating revenues were $8,754,823 for the three months ended March 31, 2006 as compared to $6,491,157 for the three months ended March 31, 2005, an increase of $2,263,666 or 35%. The primary reason for the increase was significantly higher revenues from success fees from investment banking transactions, higher agency commissions, trading profits, and other brokerage related income. Retail brokerage revenues, which includes commissions and other brokerage related income, which comprised 63% of total revenues, increased by $1,097,980 or 25%, trading profits, which comprised 17% of total revenues, increased by $132,269 or 10% and investment banking, comprised of success fees and consulting and retainers, equaled 18% of total revenues, increased by $947,592 or 161%.

          Cost of revenues were $6,036,537 for the three months ended March 31, 2006 as compared to $4,598,358 for the three months ended March 31, 2005, an increase of $1,438,179 or 31%. The increase was primarily due to increased revenues and the corresponding increase to commission expense and transaction costs.

          Gross profit amounted to $2,718,826 for the three months ended March 31, 2006 as compared to $1,892,799 for the corresponding period last year, an increase of $826,027 or 44%. The increase in gross profit resulted from the increase in revenues and margin. Gross profit margin was 31% for the three months ended March 31, 2006 and 29% for the three months ended March 31, 2005. The increase in gross profit margin resulted from achieving a higher proportion of revenue from success fees which carry generally higher gross profit margins.

          General and  administrative  expenses  were  $2,019,870  for the three months ended March 31, 2006 as compared to $1,842,483 for the three months ended March 31, 2005, an increase of $177,387, or 10%. This increase is primarily related to an increase in salary expense and associated payroll taxes and health insurance. These increased costs were offset by reductions in email service fees due to installing onsite email servers and eliminating offsite service centers, reductions in temporary and contract labor as well as savings achieved by hosting our own website and reducing the need for certain other communication costs.

          Professional fees were $58,988 for the three months ended March 31, 2006 as compared to $74,555 for the three months ended March 31, 2005, a decrease of $15,567, or 21%.

          Bad debt expense was $3,500 for the three months ended March 31, 2006 as compared to $31,890 for the three months ended March 31, 2005, a decrease of $28,390 or 89%. The decrease was primarily due to fewer billings of services that require collections and better communications with customers to ensure more timely collections.

          Litigation and arbitration expense was $130,243 for the three months ended March 31, 2006 as compared to $49,178 for the three months ended March 31, 2005, an increase of $81,065, or 165%. Litigation and arbitration expense is primarily a function of the number of customer claims in any given period. The Company's cost of defending itself varies depending on the volume of claims which are in process at any given time.

          Depreciation and amortization was $158,645 for the three months ended March 31, 2006 as compared to $60,707 for the three months ended March 31, 2005, an increase of $97,938, or 161%. The increase in depreciation and amortization was primarily attributable to the Company's decision to reclassify goodwill to an amortizable intangible asset resulting in an expense of $73,335. Additional investment in its technological infrastructure and facilities also caused an increase in depreciation expense.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

          STATEMENTS OF OPERATIONS
          (Continued)

          The amount forgiven under forgivable loans was $0 for the three months ended March 31, 2006 as compared to $6,250 for the three months ended March 31, 2005, a decrease of $6,250, or 100%.

          Stock based compensation was $113,069 for the three months ended March 31, 2006 as compared to $1,324 for the three months ended March 31, 2005. The increase in stock based compensation expense is due to the Company's adoption the Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R") on January 1, 2006.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


          LIQUIDITY AND CAPITAL RESOURCES

          The Company had $4,944,771 of unrestricted cash at March 31, 2006 as compared to $4,788,490 of unrestricted cash as of March 31, 2005.

          Net cash provided by operating activities for the three months ending March 31, 2006, was $614,441 as compared to net cash used by operations of $542,888 for the three months ending March 31, 2005. The increase in cash provided by operating activities is primarily attributable to a lower investment in trading securities in addition to the net profit for the period offset by higher non cash fess received in investment banking activity and higher depreciation and amortization expense and non-cash stock compensation expense.

          Net cash used in investing activities for the three months ending March 31, 2006, was $51,543 as compared to $133,748 for the three months ending March 31, 2005. The primary reason for the decrease was the lack of additions to our fixed asset base under capital leases during the first quarter of 2006. In 2005, the Company invested in its disaster recovery plan by implementing communication redundancy systems that enables us to continuously service our clients. In order to finance these capital expenditures, the Company entered into capital lease agreements (discussed below under cash provided by financing).

          Net cash used by financing activities for the three months ending March 31, 2006, was $45,538 as compared to net cash provided by financing activities of $208,818 for the three months ending March 31, 2005. The decrease is due to the Company not entering into any new capital lease agreements during the first quarter of 2006 and not receiving proceeds from the issuance of common stock related to stock option exercises as was the case in the first quarter of 2005.

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

          The Company's operations are not affected by seasonal fluctuations but they are affected by the overall performance of the U.S. economy and to some extent reliant on the continued execution of the Company's mergers and acquisitions strategy and related financings.

          ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company has exposure to market risk, and does periodically hedge against that risk. The Company does not hold or issue any derivative financial instruments for trading or other speculative purposes. The Company is exposed to market risk associated with changes in the fair market value of the marketable securities that it holds. The Company's revenue and profitability may be adversely affected by declines in the volume of securities transactions and in market liquidity, which generally result in lower revenues from trading activities and commissions. Lower securities price levels may also result in a reduced volume of transactions, as well as losses from declines in the market value of securities held by the Company in trading and investment positions. Sudden sharp declines in market values of securities and the failure of issuers and counterparts to perform their obligations can result in illiquid markets in which the Company may incur losses in its principal trading activities.

          ITEM 4. CONTROLS AND PROCEDURES.

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





Signature                          Title                            Date
---------                          -----                            ----

By: /s/ Leonard J. Sokolow         Chief Executive Officer          May 15, 2006
        ------------------         and President
        Leonard J. Sokolow         (Principal Executive Officer)


By: /s/ Sheila C. Reinken          Chief Financial Officer and      May 15, 2006
        ---------------------      (Principal Financial and
        Sheila C. Reinken          Accounting Officer)