Form 10-Q
period 2006-06-30
VFINANCE INC
filed 2006-08-14
CIK 890285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       or

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 14, 2006: 53,126,133 shares of Common Stock $0.01 par value
                                 vFinance, Inc.
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED JUNE 30, 2006


PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheets
            As of June 30, 2006 (Unaudited)
            and December 31, 2005                                             4

         Consolidated Statements of Operations
            For the Three and Six months ended
            June 30, 2006 and 2005 (Unaudited)                                5

         Consolidated Statements of Cash Flows
            For the Six months ended June 30, 2006
            and 2005 (Unaudited)                                              6

         Notes to (Unaudited) Consolidated
         Financial Statements                                                 7

         Item 2 - Management's Discussion and
                  Analysis or Plan of Operation                              18

         Item 3 - Quantitative and Qualitative
                  Disclosures About Market Risk                              24

         Item 4 - Controls and Procedures                                    24

PART II - OTHER INFORMATION

         Item 6 - Exhibits                                                   25

         Signatures                                                          26

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

                                         vFinance, Inc. and Subsidiaries
                                           CONSOLIDATED BALANCE SHEETS


Assets:                                                     June 30, 2006          December 31, 2005
                                                             (Unaudited)
                                                         -------------------   ------------------------
Current Assets:
  Cash and cash equivalents                                 $  3,908,652          $    4,427,406
  Due from clearing broker                                       770,264                 705,097
  Investments in trading securities                            1,827,225                 870,306
  Accounts receivable less allowance for doubtful
     accounts ($2,044 in 2006, $0 in 2005)                       396,663                 408,841
  Notes receivable - employees                                    33,791                  67,588
  Prepaid expenses and other current assets                      189,334                 130,033
                                                         ----------------------------------------------
Total current assets                                           7,125,929               6,609,271
Furniture and equipment, at cost:
  Furniture and equipment                                      1,527,372               1,383,878
  Software                                                       206,781                 173,890
                                                         ----------------------------------------------
                                                               1,734,153               1,557,768
Less accumulated depreciation                                 (1,040,365)               (865,130)
                                                         ----------------------------------------------
Furniture and equipment, net                                     693,788                 692,638

Intangible assets, net of amortization                         4,621,028               1,446,848
Other assets                                                     514,041                 313,327
                                                         ----------------------------------------------
Total assets                                                $ 12,954,786          $    9,062,084
                                                         ==============================================

Liabilities and stockholders' equity:
 Current liabilities:
  Accounts payable                                          $    662,824          $      714,197
  Accrued payroll                                              1,831,011               1,678,632
  Other accrued liabilities                                      783,102                 825,594
  Securities sold, not yet purchased                             487,039                  42,421
  Capital lease obligations                                      204,585                 187,775
  Other                                                          104,487                 118,781
                                                         ----------------------------------------------
Total current liabilities                                      4,073,048               3,567,400

  Capital lease obligations, long term                           147,514                 225,067

Stockholders' equity:
  Common stock $0.01 par value, 75,000,000 shares
  authorized, 53,126,133 and 40,126,133 issued
  and outstanding                                                531,265                 401,266
  Additional paid-in-capital                                  30,333,587              26,821,557
  Accumulated deficit                                        (22,130,628)            (21,953,206)
                                                         ----------------------------------------------

Total stockholders' equity                                     8,734,224               5,269,617
                                                         ----------------------------------------------
Total liabilities and stockholders' equity                  $ 12,954,786          $    9,062,084
                                                         ==============================================


                    See accompanying notes to unaudited consolidated financial statements.

                                            vFinance, Inc. and Subsidiaries
                                         CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three months ended June 30, 2006  Six months ended June 30, 2006
                                                    -------------------------------- ---------------------------------
                                                         2006             2005            2006             2005
                                                      (Unaudited)     (Unaudited)      (Unaudited)      (Unaudited)
                                                    ---------------- --------------- ---------------- ----------------
Revenues:
    Commissions - agency                                 $4,769,502      $3,590,197      $ 9,524,835       $7,401,588
    Trading profits                                       2,502,998       1,055,096        4,004,032        2,423,861
    Success fees                                          1,331,579         661,460        2,850,548        1,005,401
    Other brokerage related income                          753,601         759,373        1,546,037        1,397,770
    Consulting fees                                         151,625         173,850          303,026          387,144
    Other                                                   146,203          80,698          352,836          237,985
                                                    ---------------- --------------- ---------------- ----------------
Total revenues                                            9,655,508       6,320,674       18,581,314       12,853,749
                                                    ---------------- --------------- ---------------- ----------------
Operating expenses:
    Compensation, commissions and benefits                7,592,248       4,717,283       14,208,788        9,946,936
    Clearing and transactions costs                       1,060,288         787,604        2,007,589        1,523,343
    General and administrative costs                        717,665         633,955        1,344,319        1,109,647
    Occupancy and equipment costs                           339,060         175,878          554,957          360,366
    Depreciation and amortization                           248,411          74,092          407,055          134,799
    Stock based compensation                                122,960           1,324          236,029            2,647
                                                    ---------------- --------------- ---------------- ----------------
Total Operating expenses:                                10,080,632       6,390,136       18,758,737       13,077,738
                                                    ---------------- --------------- ---------------- ----------------

Loss from operations                                       (425,124)        (69,462)        (177,423)        (223,989)
Income tax benefit (provision)                                    -               -                -                -
                                                    ---------------- --------------- ---------------- ----------------
Net loss                                                 $ (425,124)      $ (69,462)       $(177,423)      $ (223,989)
                                                    ================ =============== ================ ================
Net loss per share: basic and diluted                       $ (0.01)        $ (0.00)         $ (0.00)         $ (0.01)
                                                    ================ =============== ================ ================
Weighted average shares outstanding:
 basic and diluted                                       47,268,990      40,126,133       43,717,293       39,815,966

                            See accompanying notes to unaudited consolidated financial statements.


                                             vFinance, Inc. and Subsidiaries
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Six months ended          Six months ended
                                                               June 30, 2006              June 30, 2005
                                                                 (Unaudited)               (Unaudited)
                                                          -------------------------  -----------------------
Cash flows from operating activities:
Net loss                                                            (177,423)                (223,989)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
          Non-cash fees received                                  (1,016,980)                (107,110)
          Depreciation and amortization                              407,054                  134,799
          Provision for doubtful accounts                              2,043                   43,390
          Unrealized loss (gain) on investments, net                 225,323                  (24,445)
          Unrealized (gain) loss on warrants                         (72,443)                  90,340
          Amount forgiven under forgivable loans                           -                    6,597
          Non-cash compensation                                            -                   58,809
          Imputed interest                                              (846)                       -
          Stock based compensation                                   236,029                    2,648
          Changes in operating assets and liabilities:
          (Increase) decrease
            Accounts receivable                                      (13,701)                (585,305)
            Forgivable loans                                         (57,083)                       -
            Due from clearing broker                                (112,030)                (157,389)
            Notes receivable - employees                              33,797                    8,290
            Investments in trading securities                        (92,819)                 858,776
            Other assets and liabilities                              43,634                   73,618
          Increase (decrease)
            Accounts payable and accrued liabilities                  31,121                 (428,313)
            Securities, sold not yet purchased                       444,617                 (253,412)
                                                          -------------------------  -----------------------
Net cash used in operating activities                               (119,707)                (502,696)

Cash flows from investing activities:
    Purchase of capital lease equipment                              (32,940)                (300,624)
    Purchase of equipment                                           (143,443)                 (32,683)
    Investment in unconsolidated affilliate                         (161,922)                       -
                                                          -------------------------  -----------------------
Net cash used in investing activities                               (338,305)                (333,307)

Cash flows from financing activities:
    Proceeds from capital leases                                      23,763                  300,624
    Repayments on capital leases                                     (84,505)                 (56,486)
    Proceeds from exercise of common stock options                         -                  113,550
                                                          -------------------------  -----------------------
Net cash (used in) provided by financing activities                  (60,742)                 357,688
Decrease in cash and cash equivalents                               (518,754)                (478,315)
Cash and cash equivalents at beginning of year                     4,427,406                5,256,308
                                                          -------------------------  -----------------------
Cash and cash equivalents at end of period                       $ 3,908,652              $ 4,777,993
                                                          =========================  =======================

                           See accompanying notes to unaudited consolidated financial statements.

                         vFinance, Inc. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2006

NOTE 1 - DESCRIPTION OF BUSINESS

vFinance, Inc. (the "Company") is a holding company engaged in the financial services business where our strategic focus is on servicing the needs of high net-worth and institutional investors and high growth companies. Through our principal operating subsidiary, vFinance Investments, Inc.(vFinance Investments), a licensed broker-dealer, we provide investment banking, retail and institutional brokerage services in all 50 states and the District of Columbia. The Company also operates a second broker-dealer, EquityStation, Inc. ("EquityStation") which offers institutional traders, hedge funds and professional traders a suite of services designed to enhance their trading capabilities by offering services such as trading and routing software, hedge fund incubation, capital introduction and custodial services.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ended December 31, 2006. The interim financial statements should be read in connection with the audited financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company, including its wholly owned subsidiary vFinance Investments, has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with vFinance Investments In addition, under the vFinance Investments registered representative's contract, each registered representative has indemnified the Company for these claims. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could
                         vFinance, Inc. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2006

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of estimates
(Continued)

materially affect results in the period when expenses are ultimately determined. As of June 30, 2006, the Company has accrued approximately $205,000 for these matters. The Company has recently acquired an errors and omissions insurance policy, for certain future claims in excess of the policy's $75,000 per claim deductible up to an aggregate of $1 million. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on its financial position.

Accounts receivable

Accounts receivable consist of receivables incurred in the ordinary course of our business including but not limited to investment banking and consulting fees. The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. The allowance for uncollectible receivables at June 30, 2006 was approximately $2,000 and at December 31, 2005 was $0.

A receivable from one independent contractor in the amount of $162,289 accounted for 40% of the Company's accounts receivable balance at June 30, 2006.

Property and equipment

Property and equipment are carried at cost and depreciated over estimated useful lives of between 3 and 7 years. Equipment acquired under capital leases are reported on the balance sheet and amortised over the life of the lease. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

Intangible assets

Intangible assets consist of customer relationships acquired in connection with business combinations. The customer relationships are amortized using the straight-line method over an expected useful life of five years in accordance with SFAS No.142.

Impairment of long-lived assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value.

                         vFinance, Inc. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2006

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

The Company earns revenue from brokerage and trading which are recognized at the time of execution. The Company also earns revenue from investment banking and consulting. Monthly consulting fees for investment banking are recognized as earned. Investment banking success fees are revenues that are paid only upon successful completion of a capital raise or similar transaction. Success fees are generally based on a percentage of the total value of the customers benefit from the transaction. These fees are not accrued prior to completing the transaction and are recorded when fees are earned as a result of completing a successful transaction.

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

On occasion, the Company distributes equity instruments or proceeds from the sale of equity instruments to our employees as compensation for their investment banking successes. These distributions comply with compensation agreements which vary on a "banker by banker" basis. Accordingly, unrealized gains or losses recorded in the statement of operations related to securities held by us at each period end may also impact compensation expense and accrued compensation.

                         vFinance, Inc. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2006

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of credit risk

The Company maintains its cash in bank and brokerage deposit accounts, the majority of which, at times, are either uninsured or may exceed federally insured limits. At June 30, 2006, the Company had approximately $3,908,652 in United States bank deposits, which exceeded federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2006.

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

Income taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Net operating loss carry forwards totaled approximately $11.8 million at June 30, 2006 and $11.9 million at December 31, 2005. Each quarter the Company weighs the available positive and negative evidence and determines the extent to which the net operating loss carry forwards is realizable.

Utilization of the Company's net operating loss carry-forwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382.

                         vFinance, Inc. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2006

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements

In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, "Accounting for Certain Hybrid Instruments: An Amendment of FASB Statements No. 133 and 140". Management does not believe that this statement will have a significant impact as the Company does not use such instruments.

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

                         vFinance, Inc. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2006

NOTE 3 - PROPERTY AND EQUIPMENT

At June 30, 2006 and December 31, 2005 respectively, property and equipment consisted of the following:

                                    Useful Life    June 30,       December 31,
Description                           (Years)        2006             2005
                                                 (Unaudited)

Furniture & fixtures                     5        $  88,025       $  85,132
Equipment                                5          664,365         559,504
Capital leases - computer equipment      3          605,475         572,535
Leasehold improvements                   4          169,507         166,707
Software                                 5          206,781         173,890
                                                --------------------------------
Less accumulated depreciation                    (1,040,365)       (865,130)
                                                --------------------------------
Total fixed assets                                $ 693,788       $ 692,638
                                                ================================

For the six months ended June 30, 2006 depreciation expense of $175,235 was recorded by the Company, compared to $134,799 in the six months ended June 30, 2005.

NOTE 4 - INTANGIBLE ASSETS

At June 30, 2006 and December 31, 2005 respectively, intangible assets consisted of the following:

                              Useful Life      June 30,         December 31,
Description                    (Years)           2006               2005
                                             (Unaudited)

Customer relationships            5           4,872,700           1,466,700
                                            ------------------------------------
Accumulated amortization                       (251,672)            (19,852)
                                            ------------------------------------
Total intangible assets                     $ 4,621,028         $ 1,446,848
                                            ====================================

For the six months ended June 30, 2006 amortization expense of $231,820 was recorded by the Company, compared to $0 in the six months ended June 30, 2005.

                         vFinance, Inc. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2006

NOTE 5 - ACQUISITION

On May 11, 2006, the Company's wholly-owned subsidiary, vFinance Investments, purchased certain assets of Sterling Financial Investment Group, Inc. ("SFIG") and Sterling Financial Group of Companies, Inc. ("SFGC" and together with SFIG, "Sterling"). The assets acquired from Sterling include Sterling's Institutional Fixed Income and Latin American businesses as a going concern, comprised principally of client accounts. These transactions were approved by the National Association of Securities Dealers, Inc. on April 28, 2006.

Purchase price consideration consisted of 13 million shares of the Company's common stock, to which the Company has granted certain registration rights. Additionally, certain shares are subject to a standstill agreement and a voting and lockup agreement.

The transactions were accounted for as a business combination using the purchase method of accounting, in accordance with SFAS No. 141, "Business Combinations". The purchase price of $3,406,000 (based on the average closing price of the Company's stock for the five days prior to completing the business combination) was allocated entirely to customer relationships, an intangible asset that will be amortized over its estimated useful life of five years. The results of operations of the acquired business are included in the Company's results of operations since the acquisition in May 2006.

The following tables summarize statement of operations data for the six months ended June 30, 2006 and 2005, after giving effect to this business combination as though the transactions occurred as of the beginning of the period presented. This pro forma information is presented for informational purposes, based upon available data and assumptions that management believes are reasonable, and is not necessarily indicative of future results:

                                                                        Six Months Ended June 30, 2006
                                                   -------------------------------------------------------------------------

                                                       vFinance          Sterling         Adjustments          Pro Forma
                                                   ----------------- ----------------  ------------------  -----------------

Net revenues                                            $18,581,314       $3,759,367           $       -        $22,310,553
(Loss) income from operations                              (177,423)          47,951             227,067             97,595
                                                   ----------------- ----------------  ------------------  -----------------
Net (loss) income                                       $  (177,423)      $   47,951           $ 227,067        $    97,595
                                                   ================= ================  ==================  =================

Loss per share - basic and diluted                      $     (0.00)                                            $      0.00
                                                   =================                                       =================
Wtd. avg. shares outstanding - basic and diluted         47,268,990                            5,785,320         53,054,310
                                                   =================                   ==================  =================


                         vFinance, Inc. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2006


                                                                        Six Months Ended June 30, 2005
                                                   -------------------------------------------------------------------------

                                                       vFinance          Sterling         Adjustments          Pro Forma
                                                   ----------------- ----------------  ------------------  -----------------

Revenues                                                $12,853,749       $5,663,291           $       -        $18,504,507
(Loss) income from operations                              (223,990)         465,893             340,600            582,503
                                                   ----------------- ----------------  ------------------  -----------------
Net (loss) income                                       $  (223,990)      $  465,893           $ 340,600        $   582,503
                                                   ================= ================  ==================  =================

Loss per share - basic and diluted                      $     (0.00)                                            $      0.01
                                                   =================                                       =================
Wtd. avg. shares outstanding - basic and diluted         39,815,966                           13,000,000         52,815,966
                                                   =================                   ==================  =================


Pro forma adjustments consist of amortization on the acquired customer relationships and an increase in the number of weighted average shares to give effect to the 13 million shares of common stock issued as purchase price consideration, as if they were issued as of the beginning of the period presented.

                         vFinance, Inc. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2006

NOTE 6 - STOCKHOLDERS' EQUITY

The pro forma net earnings per share amounts as if the fair value method had been used are presented below for the three and six months ended June 30, 2005, in accordance with the Company's adoption of SFAS 123(R) effective January 1, 2006.

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

During the quarter ended June 30, 2006, the Company issued 1,040,000 options to purchase common stock for compensation to employees and independent contractors. The fair market value of these options was valued on the grant date using the Black-Scholes option-pricing model using the following weighted average assumptions: dividend yield of 0%, expected volatility of 77.7%, risk free interest rate of 4.75% and a term of five years. For the quarter ended June 30, 2006, the net income and earnings per share reflect a non cash compensation expense of $122,960.

                                                            Three Months Ended   Six Months Ended
                                                                June 30,             June 30,
                                                                  2005                 2005
                                                           ----------------    ----------------
Net (loss) - as reported                                           (69,462)         (223,989)
Less: stock based compensation determined under
   the Fair value method, net of income tax effect                  94,799           189,587
                                                           ----------------    ----------------

 Pro forma net loss                                               (164,261)         (413,485)
                                                           ================    ================

Basic earnings (loss) per share - as reported                  $     (0.00)       $    (0.00)
Basic earnings (loss) per share - pro forma                    $     (0.00)       $     0.00
Weighted average shares outstanding: basic and diluted          40,126,133        39,815,966

                                                 15
                         vFinance, Inc. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2006

NOTE 6 - STOCKHOLDERS' EQUITY
         (Continued)

A summary of the stock option activity for the six months ended June 30, 2006 is as follows:

                                               Weighted Average        Number of         Exercise Price
                                               Exercise Price            Shares            Per Option
                                            ---------------------   ---------------  ----------------------

Outstanding options at December 31, 2005        $     0.23             14,614,839    $   0.15   -  $  2.25
                                            ---------------------   ---------------  ----------  ----------
Granted                                         $     0.20              2,046,250    $   0.17   -  $  0.25
Exercised                                       $        -                      -           -            -
Cancelled                                       $     0.43             (1,858,660)   $   0.15   -  $  2.25

                                            ---------------------   ---------------  ----------  ----------
Outstanding options at June 30, 2006            $     0.21             14,802,429    $   0.15   -  $ 1.00
                                            =====================   ===============  ==========  ==========

The following table summarizes information concerning stock options outstanding at June 30, 2006.

                                Exercise          Options
                                 Price         Outstanding
                            ---------------------------------
                                 0.150            250,000
                                 0.155          4,495,000
                                 0.170          1,635,000
                                 0.180            685,000
                                 0.190          1,667,502
                                 0.200            480,000
                                 0.205            320,000
                                 0.210          1,733,962
                                 0.220             60,000
                                 0.230            902,500
                                 0.245            750,000
                                 0.250            258,750
                                 0.260            405,000
                                 0.270              5,000
                                 0.280             97,500
                                 0.320            310,000
                                 0.330              2,500
                                 0.350            484,215
                                 0.363            120,000
                                 0.500            100,000
                                 0.625             22,500
                                 1.000             18,000
                                          -------------------
                                               14,802,429
                                          ===================

For the period ended June 30, 2006 the company had 3,740,824 exercisable common stock options and 11,061,605 common stock options that are presently unvested.

                         vFinance, Inc. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2006

NOTE 6 - STOCKHOLDERS' EQUITY
         (Continued)

A summary of the stock purchase warrant activity for the six months ended June 30, 2006 is as follows:


                                              Weighted Average       Number of          Exercise Price
                                               Exercise Price         Warrants            Per Warrant
                                           ---------------------   --------------  ------------------------

Outstanding warrants at December 31, 2005      $    1.12              7,659,589      $   0.15   - $  7.20
                                            ---------------------   --------------  -----------  -----------
Granted                                        $       -                      -             -           -
Exercised                                      $       -                      -             -   -       -
Cancelled                                      $    2.25               (585,000)     $   2.25   - $  2.25

                                            ---------------------   --------------  -----------  -----------

Outstanding warrants at June 30, 2006          $    1.02              7,074,589         $0.15   - $  7.20
                                            =====================   ==============  ===========  ===========



The following table summarizes information concerning warrants outstanding at June 30, 2006.

                           Exercise         Warrants
                            Price         Outstanding
                        ---------------------------------

                            0.150            750,000
                            0.160          2,427,923
                            0.200          1,000,000
                            0.350          1,673,500
                            0.630            400,000
                            2.250             20,000
                            6.000            103,166
                            7.200            700,000
                                      -------------------
                                           7,074,589
                                      ===================

For the period ended June 30, 2006 the company had 7,074,589 exercisable common stock warrants.

                         vFinance, Inc. and Subsidiaries
                                  June 30, 2006

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table and discussion summarizes the changes in the major revenue and expense categories for the past two years.

                                                  Three months ended June 30, 2006           Six months ended June 30, 2006
                                                  --------------------------------          --------------------------------
                                                       2006            2005         %           2006            2005          %
                                                     Unaudited      Unaudited      Chg       Unaudited        Unaudited      Chg
                                                  ---------------------------------------------------------------------------------

Revenues:
    Commissions - agency                              $ 4,769,502    $ 3,590,197      33%       $9,524,835      $7,401,588    29%
    Trading profits                                     2,502,998      1,055,096     137%        4,004,032       2,423,861    65%
    Success fees                                        1,331,579        661,460     101%        2,850,548       1,005,401   184%
    Other brokerage related income                        753,601        759,373      -1%        1,546,037       1,397,770    11%
    Consulting fees                                       151,625        173,850     -13%          303,026         387,144   -22%
    Other                                                 146,203         80,698      81%          352,836         237,985    48%
                                                  ---------------------------------------------------------------------------------
Total revenues                                          9,655,508      6,320,674      53%       18,581,314      12,853,749    45%
                                                  ---------------------------------------------------------------------------------
Operating expenses:
    Compensation, commissions and benefits              7,592,248      4,717,283      61%       14,208,788       9,946,936    43%
    Clearing and transactions costs                     1,060,288        787,604      35%        2,007,589       1,523,343    32%
    General and administrative costs                      717,665        633,955      13%        1,344,319       1,109,647    21%
    Occupancy and equipment costs                         339,060        167,628      92%          554,829         360,366    54%
    Depreciation and amortization                         248,411         74,092     235%          407,055         134,799   202%
    Stock based compensation                              122,960          1,324    9187%          236,029           2,647  8817%
                                                  ---------------------------------------------------------------------------------
Total operating expenses:                              10,080,632      6,390,136      58%       18,758,737      13,077,738    43%
                                                  ---------------------------------------------------------------------------------

Loss from operations                                     (425,124)       (69,462)    512%         (177,423)       (223,989)  -21%
Income tax benefit (provision)                                  -              -                         -               -
                                                  ---------------------------------------------------------------------------------
Net loss                                                $(425,124)     $ (69,462)    512%       $ (177,423)     $ (223,989)  -21%
                                                  =================================================================================

                         vFinance, Inc. and Subsidiaries
                                  June 30, 2006

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Continued

       THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED
                                  JUNE 30, 2005

STATEMENTS OF OPERATIONS

Revenues

Net revenues increased 3,334,834 or 53% to $9,655,508 for the three months ended June 30, 2006 compared to $6,320,674 for the three months ended June 30, 2005. Approximately 30% of this increase resulted from increases in agency commissions due to the addition of new brokers, through both the acquisition of Sterling and other brokers hired independently of the acquisition. Additionally, another 30% of this increase is attributable to the trading profits derived from the customer relationships acquired from Sterling in May 2006 and generally more favorable trading conditions in our market making activities. The majority of the remaining increase was due to higher revenues from success fees from investment banking transactions.

Operating Expenses

Compensation, commissions and benefits increased 61% to $7,592,248 for the three months ended June 30, 2006 compared to $4,717,283 for the three months ended June 30, 2005, primarily as a result of the Sterling acquisition and a 53% increase in net revenues.

Clearing and transaction costs increased 35% to $1,060,288 for the three months ended June 30, 2006 compared to $787,604 for the three months ended June 30, 2005, primarily as a result of an increase in transaction volume partially due to the Sterling acquisition as well as higher average transaction costs associated with our trading activities.

General and administrative expenses increased $83,710 or 13% to $717,665 for the three months ended June 30, 2006 compared to $633,995 for the three months ended June 30, 2005. This increase is primarily due to accruals for legal matters.

Occupancy and equipment costs increased $163,182 to $339,060 for the three months ended June 30, 2006 compared to $175,878 for the three months ended June 30, 2005. This increase relates primarily to the occupancy and equipment costs associated with the Sterling acquisition.

Depreciation and amortization increased $174,319 to $248,411 for the three months ended June 30, 2006 compared to $74,092 for the three months ended June 30, 2005. The increase was primarily attributable to the Company's amortization of customer relationships from the Sterling acquisition and the reclassification of goodwill to customer relationships in the second half of 2005.

Stock based compensation was $122,960 for the three months ended June 30, 2006 compared to $1,324 for the three months ended June 30, 2005, due to the Company's adoption of the Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R") on January 1, 2006.

                         vFinance, Inc. and Subsidiaries
                                  June 30, 2006

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED
                                  JUNE 30, 2005

STATEMENTS OF OPERATIONS

Revenues

Revenues increased $5,727,565, or 45% to $18,581,314 for the six months ended June 30, 2006 compared to $12,853,749 for the six months ended June 30, 2005. Approximately 28% of this increase resulted from increases in agency commissions due to the addition of new brokers, through both the acquisition of Sterling and other brokers hired independently of the acquisition. Additionally, another 31% of this increase is attributable to the trading profits derived from the customer relationships acquired from Sterling in May 2006 and generally more favorable trading conditions in our market making activities. The majority of the remaining increase was due to higher revenues from success fees from investment banking transactions.

Operating Expenses

Compensation, commissions and benefits increased 43% to $14,208,788 for the six months ended June 30, 2006 compared to $9,946,936 for the six months ended June 30, 2005, primarily as a result of the Sterling acquisition and a 44% increase in net revenues.

Clearing and transaction costs increased 32% to $2,007,589 for the six months ended June 30, 2006 compared to $1,523,343 for the six months ended June 30, 2005, primarily as a result of an increase in transaction volume partially due to the Sterling acquisition and the addition of other independent brokers, as well as higher average transaction costs associated with our trading activities.

General and administrative expenses increased 21% to $1,344,319 for the six months ended June 30, 2006 compared to $1,109,647 for the six months ended June 30, 2005. This increase is primarily due to approximately a $177,000 increase in professional fees driven primarily by accruals for legal matters.

Occupancy and equipment expenses increase 54% to $554,957 for the six months ended June 30, 2006 compared to $360,366 for the six months ended June 30, 2005. This increase relates primarily to the occupancy and equipment costs associated with the Sterling acquisition.

Depreciation and amortization increased $272,256 to $407,055 for the six months ended June 30, 2006 compared to $134,799 for the six months ended June 30, 2005. The increase was primarily attributable to the Company's amortization of customer relationships resulting from the Sterling acquisition and the reclassification of goodwill to customer relationships in the second half of 2005.

Stock based compensation was $236,029 for the six months ended June 30, 2006 compared to $2,647 for the six months ended June 30, 2005, due to the Company's adoption of the Statement of Financial Accounting Standards No. 123 (revised
2004), Share Based Payment ("SFAS No. 123R") on January 1, 2006.

                         vFinance, Inc. and Subsidiaries
                                  June 30, 2006

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company had $3,908,652 of unrestricted cash at June 30, 2006 as compared to $4,427,406 of unrestricted cash at December 31, 2005

Net cash used by operating activities for the six months ended June 30, 2006 decreased by $382,991 to $119,707 compared to $502,696 for the six months ended June 30, 2005. This decrease is attributable to a $46,568 decrease in our net loss and a decrease of approximately $335,000 in net adjustments to reconcile our net loss to the net cash used by operating activities. The most significant changes in these net adjustments were comprised primarily of: i.) an increase of $698,029 in the change in securities sold, not yet purchased, used as a hedge against an increase in investments in trading securities ii.) a decrease of $571,604 in the change in accounts receivable, primarily as a result of a payback of a customer debit of approximately $450,000 iii.) an increase of $459,434 in the change in accounts payable and accrued liabilities, primarily as a result of an increase in payables to brokers driven by higher revenues iv.) a $272,255 increase in depreciation and amortization, and v.) a $233,381 increase in stock based compensation, partially offset by a $909,870 increase in non-cash fees received due to higher total investment banking revenues and an increase of $951,595 in the investments in trading securities.

Net cash used in investing activities for the six months ending June 30, 2006, was $338,305 compared to $333,307 for the six months ending June 30, 2005. Net cash used in investing activities for the six months ended June 30, 2006 included $161,922 for an investment in an unconsolidated affiliate. Partially offsetting this use of cash was as decrease in the additions to our fixed assets under capital leases during the first six months of 2006 compared to the first six months of 2005. In the first six months of 2005, the Company invested in its disaster recovery plan by implementing communication redundancy systems that enables us to continuously service our clients.

Net cash used in financing activities for the six months ending June 30, 2006, was $60,742 as compared to net cash provided by financing activities of $357,688 for the six months ending June 30, 2005. In 2005 the Company entered into approximately $300,000 of new capital lease agreements related to its investment in its disaster recovery plan.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES

This discussion and analysis of financial condition and results of operations is based on the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosures of contingent assets and liabilities. The Company evaluates our estimates on an ongoing basis and the Company bases its estimates on historical experience and various other assumptions the Company deem reasonable to the situation. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Changes in our estimates could materially impact our results of operations and financial condition in any particular period.

Note 2 to our audited consolidated financial statements dated December 31, 2005 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Based on the high degree of judgment or complexity in their application, the Company considers our critical accounting policies and estimates to be:

REVENUE RECOGNITION. The Company periodically receives equity instruments which include stock purchase warrants and common and preferred stock from companies as part of our compensation for investment-banking services that are classified as investments in trading securities on the balance sheet if still held at the financial reporting date. These instruments are stated at fair value in accordance with SFAS #115 "Accounting for certain investments in debt and equity securities" and EITF 00-8 "Accounting by a grantee for an equity instrument to be received in conjunction with providing goods or services." Primarily all of the equity instruments are received from small public companies. The stock and stock purchase warrants received are typically restricted as to resale, though the Company generally receives a registration right within one year. Company policy is to sell these securities in anticipation of short-term market movements. The Company recognizes revenue for these stock purchase warrants when received based on the Black Scholes valuation model. The revenue recognized related to other equity instruments is determined based on available market information, discounted by a factor reflective of the expected holding period for those particular equity instruments. On a monthly basis, the Company recognizes unrealized gains or losses in the statement of operations based on the changes in value in the stock purchase warrants and other equity instruments. Realized gains or losses are recognized in the statement of operations when the related stock purchase warrant or other equity instrument is sold.

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

                        vFinance, Inc. and Subsidiaries
                                 June 30, 2006

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CUSTOMER CLAIMS. In the normal course of business, our operating subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In general, the cases involve various allegations that our employees had mishandled customer accounts. Based on our historical experience and consultation with counsel, the Company typically reserves an amount the Company believes will be sufficient to cover any damages assessed against us. However, the Company has in the past been assessed damages that exceeded our reserves. If the Company misjudged the amount of damages that may be assessed against us from pending or threatened claims or if the Company is unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income would be reduced.

FAIR VALUE. "Investments in trading securities" and "Securities sold, not yet purchased" on our consolidated balance sheet are carried at fair value or amounts that approximate fair value, with related unrealized gains and losses recognized in our results of operations. The estimates of fair value are fundamental to our financial condition and results of operations and, in certain circumstances, require complex judgments. vFinance Investments relies upon its clearing firm to provide us with these fair values, because the clearing firms use market data services that provide fair values of securities based on current market prices. In the case of restricted securities, the Company further adjusts the fair values of securities received to reflect the restrictions.

                         vFinance, Inc. and Subsidiaries
                                  June 30, 2006

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

ITEM 4. CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Interim Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Such officers have concluded (based upon such officers' evaluation of these controls and procedures at the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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

                         vFinance, Inc. and Subsidiaries
                                  June 30, 2006

                           Part II. OTHER INFORMATION

         ITEM 6. EXHIBITS.

         (a) EXHIBITS

31.1 - Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - Certification by Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 - Certification by Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Signature                       Title                               Date
 ---------                       -----                               ----

By: /s/ Leonard J. Sokolow    Chief Executive Officer           August 14, 2006
    ----------------------    and President
    Leonard J. Sokolow        (Principal Executive Officer)


By: /s/ Alan B. Levin         Interim Chief Financial Officer   August 14, 2006
    ----------------------    and (Principal Financial and
     Alan B. Levin            Accounting Officer)