Form 10-Q
period 2006-09-30
VFINANCE INC
filed 2006-11-14
CIK 890285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 9, 2006: 53,126,133 shares of Common Stock $0.01 par value
                                 vFinance, Inc.
                                    FORM 10-Q
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1 - Consolidated Financial Statements

     Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and
           December 31, 2005 ................................................. 4

     Consolidated Statements of Operations for the Three and Nine months ended September 30, 2006 and 2005 (Unaudited) ......................... 5

     Consolidated Statements of Cash Flows for the Nine months ended
           September 30, 2006 and 2005 (Unaudited) ........................... 6

     Notes to Unaudited Consolidated Financial Statements .................... 7

     Item 2 - Management's Discussion and Analysis or Plan of Operation ..... 18

     Item 3 - Quantitative & Qualitative Disclosures About Market Risk ...... 24

     Item 4 - Controls and Procedures ....................................... 24

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings ............................................. 25

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds ... 25

     Item 6 - Exhibits ...................................................... 25

     Signatures ............................................................. 26

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

Assets:                                                              September 30, 2006  (December 31, 2005)
                                                                         (Unaudited)
                                                                  -------------------------------------------
    Current Assets:
      Cash and cash equivalents                                           $ 4,682,253          $ 4,427,406
      Due from clearing broker                                                819,813              705,097
      Investments in trading securities                                       887,791              870,306
      Accounts receivable less allowance for doubtful
        accounts                                                              256,679              408,841
      Notes receivable - employees                                            152,017               67,588
      Prepaid expenses and other current assets                               118,158              130,033
                                                                  --------------------  -------------------
    Total current assets                                                    6,916,711            6,609,271
    Furniture and equipment, at cost:
      Furniture and equipment                                               1,649,935            1,383,878
      Software                                                                206,781              173,890
                                                                  --------------------  -------------------
                                                                            1,856,716            1,557,768
    Less accumulated depreciation                                          (1,143,600)            (865,130)
                                                                  --------------------  -------------------
    Furniture and equipment, net                                              713,116              692,638
    Intangible assets, net of amortization                                  4,377,393            1,446,848
    Other assets                                                              541,610              313,327
                                                                  --------------------  -------------------
Total assets                                                             $ 12,548,830          $ 9,062,084
                                                                  ====================  ===================

Liabilities and stockholders' equity:
    Current liabilities:
      Accounts payable                                                      $ 587,640            $ 714,197
      Accrued payroll                                                       2,164,551            1,678,632
      Other accrued liabilities                                               662,523              825,594
      Securities sold, not yet purchased                                      206,932               42,421
      Capital lease obligations                                               239,411              187,775
      Other                                                                   160,199              118,781
                                                                  --------------------  -------------------
    Total current liabilities                                               4,021,256            3,567,400
      Capital lease obligations, long term                                    154,688              225,067
    Stockholders' equity:
      Common stock $0.01 par value, 75,000,000 shares
        authorized, 53,126,133 and 40,126,133 shares
        issued and outstanding                                                531,265              401,266
      Additional paid-in-capital                                           30,450,853           26,821,557
      Accumulated deficit                                                 (22,609,232)         (21,953,206)
                                                                  --------------------  -------------------
    Total stockholders' equity                                              8,372,886            5,269,617
                                                                  --------------------  -------------------
Total liabilities and stockholders' equity                               $ 12,548,830          $ 9,062,084
                                                                  ====================  ===================

                         See accompanying notes to unaudited consolidated financial statements.
                                                                                                        4

                         vFinance, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended September 30,         Nine Months Ended September 30,
                                                  --------------------------------------------------------------------------------
Revenues:                                          2006 (Unaudited)   2005 (Unaudited)    2006 (Unaudited)     2005 (Unaudited)
                                                  --------------------------------------------------------------------------------
    Commissions - agency                               $ 4,849,901        $ 4,037,698         $ 14,374,736         $ 11,439,286
    Trading profits                                      2,794,541            938,700            6,798,574            3,362,562
    Success fees                                         1,000,201            741,683            3,850,749            1,747,084
    Other brokerage related income                         847,947            686,639            2,393,985            2,084,409
    Consulting fees                                         44,673             85,500              347,699              472,644
    Other                                                    8,273            103,576              361,109              341,560
                                                  -----------------  -----------------  -------------------  -------------------
Total revenues                                           9,545,536          6,593,796           28,126,852           19,447,545
                                                  -----------------  -----------------  -------------------  -------------------

    Interest expense                                        14,315              9,941               44,443               22,475
                                                  -----------------  -----------------  -------------------  -------------------
Net revenues                                             9,531,221          6,583,855           28,082,409           19,425,070
                                                  -----------------  -----------------  -------------------  -------------------
Operating expenses:
    Compensation, commissions and benefits               7,524,219          5,093,632           21,843,863           15,040,569
    Clearing and transactions costs                      1,025,803            749,836            3,036,643            2,273,180
    General and administrative costs                       660,143            588,478            1,890,355            1,698,127
    Occupancy and equipment costs                          335,524            185,275              860,352              533,107
    Depreciation and amortization                          346,870             82,611              753,926              217,410
    Stock based compensation                               117,266             16,765              353,295               19,412
                                                  -----------------  -----------------  -------------------  -------------------
Total operating expenses                                10,009,825          6,716,597           28,738,434           19,781,805

Loss from operations                                      (478,604)          (132,742)            (656,025)            (356,735)
Income tax benefit (provision)                                   -                  -                    -                    -
                                                  -----------------  -----------------  -------------------  -------------------
Net loss                                                $ (478,604)        $ (132,742)          $ (656,025)          $ (356,735)
                                                  =================  =================  ===================  ===================
Net loss per share: basic and diluted                      $ (0.01)           $ (0.00)             $ (0.01)             $ (0.01)
                                                  =================  =================  ===================  ===================
Weighted average number of shares outstanding:
    basic and diluted                                   53,126,133         40,123,134           46,912,898           40,023,880
                                                  =================  =================  ===================  ===================

                         See accompanying notes to unaudited consolidated financial statements.
                                                                                                                               5

                         vFinance, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Nine Months Ended September 30,
                                                              ----------------------------------
                                                                    2006              2005
                                                                 (Unaudited)       (Unaudited)
                                                              ----------------  ----------------
Cash flows from operating activities:
Net loss                                                           $ (656,025)       $ (356,735)
    Adjustments to reconcile net loss to
      net cash provided (used) in operating activities:
        Non-cash fees received                                       (867,299)         (434,011)
        Depreciation and amortization                                 753,926           217,410
        Provision for doubtful accounts                                10,000            59,490
        Non-cash compensation                                               -           158,060
        Impairment expense                                                  -            80,000
        Unrealized loss (gain) on investments, net                    253,444           (14,342)
        Unrealized loss (gain) on warrants                            (54,414)          118,768
        Amount forgiven under forgivable loans                              -             6,597
        Imputed interest                                               (1,983)                -
        Stock based compensation                                      353,295            19,412
        Changes in operating assets and liabilities:
        (Increase) decrease
           Accounts receivable                                        (27,622)         (220,653)
           Forgivable loans                                           (47,083)                -
           Due from clearing broker                                  (170,043)           24,137
           Notes receivable - employees                               (51,929)          (49,312)
           Investments in trading securities                          608,265           600,455
           Other current assets                                             -            12,795
           Other assets and liabilities                               295,073            85,177
        Increase (decrease)
           Accounts payable and accrued liabilities                   172,343          (453,945)
           Securities, sold not yet purchased                         164,510          (285,632)
                                                              ----------------  ----------------

Net cash provided by (used in) operating activities                   734,458          (432,329)

Cash flows from investing activities:
    Purchase of capital lease equipment                              (132,023)         (367,952)
    Purchase of equipment                                            (166,923)          (83,783)
    Investment in unconsolidated affiliate                           (161,922)                -
                                                              ----------------  ----------------
Net cash used in investing activities                                (460,868)         (451,735)

Cash flows from financing activities:
    Proceeds from capital leases                                      132,023           367,951
    Repayments on capital leases                                     (150,766)          (98,777)
    Proceeds from exercise of common stock options                          -           113,550
                                                              ----------------  ----------------
Net cash (used in) provided by financing activities                   (18,743)          382,724

Increase (decrease) in cash and cash equivalents                      254,847          (501,340)
Cash and cash equivalents at beginning of year                      4,427,406         5,256,308
                                                              ----------------  ----------------
Cash and cash equivalents at end of period                         $4,682,253        $4,754,968
                                                              ================  ================

                    See accompanying notes to unaudited consolidated financial statements.
                                                                                                6

                         vFinance, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2006

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

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ended December 31, 2006. The interim financial statements should be read in connection with the audited financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Furthermore, the Company, including its wholly owned subsidiary vFinance Investments, has been named as a defendant in various customer arbitrations. These claims result from the actions of brokers affiliated with vFinance Investments In addition, under the vFinance Investments registered representative's contract, each registered representative has indemnified the Company for these claims. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which materially affect results in the period when expenses are ultimately determined. As of September 30, 2006, the Company has accrued approximately $105,000 for these matters. The Company has recently acquired an errors and omissions insurance policy, for certain future claims in excess of the policy's $75,000 per claim deductible up to an aggregate of $1 million. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on its financial position.

Accounts receivable

Accounts receivable consist of receivables incurred in the ordinary course of our business including but not limited to investment banking and consulting fees. The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. The allowance for uncollectible receivables at September 30, 2006 was approximately $10,000 and at December 31, 2005 was $0.

A receivable from one independent contractor in the amount of $112,731 accounted for 40% of the Company's accounts receivable balance at September 30, 2006.

Property and equipment

Property and equipment are carried at cost and depreciated over estimated useful lives of between 3 and 7 years. Equipment acquired under capital leases are reported on the balance sheet and amortized over the life of the lease. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

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

The Company periodically receives equity instruments which include stock purchase warrants and common and referred tock from companies as part of our compensation for investment-banking services that are classified as investments in trading securities on the balance sheet if still held at the financial reporting date. These instruments are stated at fair value in accordance with SFAS #115 "Accounting for certain investments in debt and equity securities" and EITF 00-8 "Accounting by a grantee for an equity instrument to be received in conjunction with providing goods or services." Primarily all of the equity instruments are received from small public companies. The stock and stock purchase warrants received are typically restricted as to resale, though the Company generally receives a registration right within one year. Company policy is to sell these securities in anticipation of short-term market movements. The Company recognizes revenue for these stock purchase warrants when received based on the Black Scholes valuation model. The revenue recognized related to other equity instruments is determined based on available market information, discounted by a factor reflective of the expected holding period for those particular equity instruments. On a monthly basis, the Company recognizes unrealized gains or losses in the statement of operations based on the changes in value in the stock purchase warrants and other equity instruments. Realized gains or losses are recognized in the statement of operations when the related stock purchase warrant or other equity instrument is sold.

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

Concentrations of credit risk and Legal Proceedings

The Company maintains its cash in bank and brokerage deposit accounts, the majority of which, at times, are either uninsured or may exceed federally insured limits. At September 30, 2006, the Company had $4,682,253 in United States bank deposits, which exceeded federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2006.

On or about July 26, 2006, Avalon Partners, Inc. and Vincent Vu (collectively "Avalon") filed an arbitration action (NASD Case No. 06-3480) against Jovanne Aquino, Devaugh Myles, Raschid Thompson, Jay Shaw, Melissa Rodriguez (collectively, "Co-Defendants") and vFinance Investments, claiming that vFinance Investments and the Co-Defendants defamed Avalon and that vFinance tortuously interfered with a contract and a prospective economic advantage. Avalon is seeking $1 million in damages plus punitive damages. vFinance Investments denies any liability to Avalon and intends to vigorously defend against Avalon's claims.

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

Income taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Net operating loss carry forwards totaled approximately $12.0 million at September 30, 2006 and $11.9 million at December 31, 2005. Each quarter the Company weighs the available positive and negative evidence and determines the extent to which the net operating loss carry forwards is realizable.

Utilization of the Company's net operating loss carry-forwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382.

Earnings per Share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS No. 128"). In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number of shares of common stock outstanding and diluted earnings per share is computed using the weighted average number of shares of common stock and the dilutive effect of options and warrants outstanding, using the "treasury stock" method. The Company excluded 2,026,585 options and warrants from the determination of diluted earnings per share, as inclusion of these options and warrants would have been anti-dilutive because the Company had a net loss.

Recent accounting pronouncements

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, "Accounting Changes and Error Corrections" which replaces Accounting Principles Board Opinion ("APB") No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have an effect on the Company's consolidated financial statements.

In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, "Accounting for Certain Hybrid Instruments: An Amendment of FASB Statements No. 133 and 140". Management does not believe that this statement will have a significant impact as the Company does not use such instruments.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value and applies other accounting pronouncements that require or permit fair value measurements and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") 108, to address diversity in practice in quantifying financial statement misstatements and the potential for the build up of improper amounts on the balance sheet. SAB 108 identifies the approach that registrants should take when evaluating the effects of unadjusted misstatements on each financial statement, the circumstances under which corrections of misstatements should result in a revision to financial statements, and disclosures related to the correction of misstatements. SAB 108 is effective for any report for an interim period of the first fiscal year ending after November 16, 2006. The Company is evaluating the effect the adoption of SAB 108 will have on its consolidated financial statements.

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

NOTE 3 - PROPERTY AND EQUIPMENT

At September 30, 2006 and December 31, 2005 respectively, property and equipment consisted of the following:

              Description              Useful    September 30,   December 31,
                                        Life          2006           2005
                                       Years      (Unaudited)
-----------------------------------  -------------------------------------------
Furniture & fixtures                      5            $ 89,699       $ 85,132
Equipment                                 5             683,471        559,504
Capital leases - computer equipment       3             704,558        572,535
Leasehold improvements                    4             172,207        166,707
Software                                  5             206,781        173,890
Less: accumulated depreciation                       (1,143,600)      (865,130)
                                              ------------------ --------------
Total fixed assets                                    $ 713,116      $ 692,638
                                              ================== ==============

The Company recorded depreciation expense of $278,471 and $217,410 in the nine months ended September 30, 2006 and September 30, 2005, respectively.

NOTE 4 - INTANGIBLE ASSETS

At September 30, 2006 and December 31, 2005 respectively, intangible assets consisted of the following:

              Description              Useful    September 30,   December 31,
                                        Life          2006           2005
                                       Years      (Unaudited)
--------------------------------  ----------------------------------------------
Customer relationships                  5         $ 4,872,700       $ 1,466,700
Less: accumulated amortization                       (495,307)          (19,852)
                                               ------------------ --------------
Total intangible assets                           $ 4,377,393       $ 1,446,848
                                               ==================  =============

The Company recorded amortization expense of $475,455 and $0 in the nine months ended September 30, 2006 and September 30, 2005, respectively.

NOTE 5 - ACQUISITION OF CUSTOMER RELATIONSHIPS

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

The  assets   acquired  in  this   transaction   were  the   Sterling   customer
relationships, which were capitalized as an intangible asset, customer relationships, at the time of acquisition in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". Under the provisions of SFAS No. 142, identifiable intangible assets are recorded at cost, amortized over their expected useful lives, and are required to be examined for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", whenever indicators of impairment exist.

The purchase price of the customer relationships was determined to be $3,406,000, based on the average closing price of the Company's stock for the five days prior to completing the business combination. Customer relationships are amortized over their estimated useful lives, which coincide with their expected revenue-generating lives, generally 5 years. The results of operations of the acquired business are included in the Company's results of operations since the acquisition in May 2006.

The following tables summarize statement of operations data for the nine months ended September 30, 2006 and 2005, after giving effect to this business combination as though the transactions occurred as of the beginning of the period presented. This pro forma information is presented for informational purposes, based upon available data and assumptions that management believes are reasonable, and is not necessarily indicative of future results:

                                                                  Nine Months Ended September 30, 2006
                                            ----------------------------------------------------------------------------
                                                vFinance            Sterling         Adjustments          Pro Forma
                                            ------------------  -----------------  -----------------  ------------------
Net revenues                                     $ 28,082,409        $ 8,082,546         $        -        $ 36,164,955
(Loss) income from operations                    $   (656,025)       $   689,109         $ (227,067)       $   (193,983)
Net (loss) income                                $   (656,025)       $   689,109         $ (227,067)       $   (193,983)

Loss per share - basic and diluted               $      (0.01)                           $    (0.04)       $      (0.00)
                                            ==================                     =================  ==================
Wtd. avg. shares outstanding
 - basic and diluted                               46,912,989                             6,238,095          53,151,084
                                            ==================                     =================  ==================

                                                                          Nine Months Ended September 30, 2005
                                                    ----------------------------------------------------------------------------
                                                        vFinance            Sterling         Adjustments          Pro Forma
                                                    ------------------  -----------------  -----------------  ------------------
Net revenues                                           $ 19,425,070        $ 8,082,546        $         -        $ 27,507,616
(Loss) income from operations                          $   (356,735)       $   689,109        $  (510,900)       $   (178,526)
Net (loss) income                                      $   (356,735)       $   689,109        $  (510,900)       $   (178,526)

Loss per share - basic and diluted                     $      (0.01)                          $     (0.04)       $      (0.00)
                                                    ==================                     =================  ==================
Wtd. avg. shares outstanding - basic and diluted          40,023,880                           13,000,000          53,023,880
                                                    ==================                     =================  ==================


Pro  forma  adjustments   consist  of  amortization  of  the  acquired  customer
relationships  and an increase in the number of weighted  average shares to give effect to the 13  million  shares  of common  stock  issued  as  purchase  price consideration,  as if  they  were  issued  as of the  beginning  of  the  period presented.

                                                                                                                            13

NOTE 6 - STOCKHOLDERS' EQUITY

The pro forma net earnings per share amounts as if the fair value method had been used are presented below for the three and nine months ended September 30, 2005, in accordance with the Company's adoption of SFAS 123(R) effective January 1, 2006.

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

During the quarter ended September 30, 2006, the Company issued 3,416,250 options to purchase common stock for compensation to employees and independent contractors. The fair market value of these options was valued on the grant date using the Black-Scholes option-pricing model using the following weighted average assumptions: dividend yield of 0%, expected volatility of 74.5%, risk free interest rate of 5.25% and a term of five years. For the quarter ended September 30, 2006, the net income and earnings per share reflect a non cash compensation expense of $117,266.

                                                            Three Months Ended             Nine Months Ended
                                                            September 30, 2005             September 30, 2005
                                                            -------------------------------------------------
Net loss - as reported                                             $ (132,742)              $      (356,735)
Less: stock based compensation determined under
   the Fair value method, net of income tax effect                   (116,028)                     (369,531)
                                                            ------------------------- ------------------------

 Pro forma net loss                                                $ (248,770)              $      (726,266)
                                                            ========================= ========================

Basic earnings (loss) per share - as reported                       $   (0.00)              $         (0.01)
Basic earnings (loss) per share - pro forma                         $   (0.01)              $         (0.02)
Weighted average shares outstanding: basic
  and diluted                                                       40,123,134                   40,023,880



         A summary of the stock option activity for the nine months ended September 30, 2006 is as follows:


                                              Weighted Average         Number of         Exercise Price
                                                Exercise Price          Shares             Per Option
                                            ----------------------------------------  ----------------------
Outstanding options at December 31, 2005           $ 0.23              14,614,839      $ 0.15  -   $ 2.25
                                            ---------------------   ----------------- --------  ------------
Granted                                            $ 0.21               3,416,250      $ 0.17  -   $ 0.25
Exercised                                          $    -                       -           -           -
Cancelled                                          $ 0.31              (5,016,087)     $ 0.15  -   $ 2.25

                                            ---------------------   ----------------- --------  ------------
Outstanding options at September 30, 2006          $ 0.19              13,015,002      $ 0.15  -   $ 0.50
                                            =====================   ================== =======  ============

The following table summarizes information concerning stock options outstanding at September 30, 2006.

  Exercise          Options
    Price         Outstanding
---------------------------------

        0.150            235,000
        0.155          3,985,000
        0.170          1,630,000
        0.180            665,000
        0.190          1,667,502
        0.200            930,000
        0.205            320,000
        0.210            601,250
        0.220            150,000
        0.230          1,667,500
        0.250            263,750
        0.260            405,000
        0.270              5,000
        0.280             97,500
        0.330              2,500
        0.350            170,000
        0.363            120,000
        0.500            100,000
              -------------------
                      13,015,002
              ===================

As of September 30, 2006, the Company had 13,015,002 exercisable common stock options, of which 9,127,502 are vested and 3,887,500 are unvested.

A summary of the stock purchase warrant activity for the six months ended September 30, 2006 is as follows:

                                                      Weighted Average        Number of          Exercise Price
                                                        Exercise Price         Warrants            Per Warrant
                                                    ---------------------------------------  ------------------------

Outstanding warrants at December 31, 2005                   $ 1.12             7,659,589          $0.15  -    $ 7.20
                                                    ----------------------  ---------------  -----------  -----------
Granted                                                     $    -                     -              -  -         -
Exercised                                                   $    -                     -              -  -         -
Cancelled                                                   $ 2.25              (585,000)         $2.25  -    $ 2.25

                                                    ----------------------  ---------------  -----------  -----------
Outstanding warrants at September 30, 2006                  $ 1.02              7,074,589         $0.15  -    $ 7.20
                                                    ======================  ===============  ===========  ===========

The following table summarizes information concerning warrants outstanding at September 30, 2006.

  Exercise         Warrants
    Price         Outstanding
---------------------------------

        0.150            750,000
        0.160          2,427,923
        0.200          1,000,000
        0.350          1,673,500
        0.630            400,000
        6.000            103,166
        7.200            700,000
              -------------------
                       7,054,589
              ===================

As of September 30, 2006 all of the Company's common stock warrants were exercisable.

NOTE 7 - SUBSEQUENT EVENTS

In October 2006, the Company combined the operations conducted in the leased facility assumed in connection with the Sterling acquisition with the Company's corporate headquarters. In connection with this consolidation, the Company sublet the former Sterling facility, with the sublease effective December 1, 2006 through the end of the assumed lease term. Beginning in December 2006, the future sublease payments the Company will receive will approximate the future rental payments the Company assumed.

On November 7, 2006, the Company resolved a disagreement related to the 2004 acquisition of assets from EquityStation, Inc. ("EquityStation") and Global Partners Securities, Inc. ("Global"). In connection with the resolution of the dispute, the Company: (a) canceled 8,324,690 shares of its common stock and warrants to purchase, at an exercise price of $0.11 per share, 3,299,728 shares of common stock which were being held in escrow to be issued to Global and Level2.com, Inc. ("Level2"), the parent company of EquityStation, and (b) agreed to issue to each of Global and Level2 3,288,253 shares and 3,288,252 shares, respectively, of its common stock and warrants to purchase 1,303,393 shares and 1,303,392 shares, respectively, of the Company's common stock at an exercise price of $0.11 per share

On October 16, 2006, the Company settled a lawsuit initiated by two customers by agreeing to issue 1,000,000 shares of the Company's common stock to the customers. The common stock will be accounted for as general and administrative expense, based on the average closing price of the Company's common stock for the five days prior to issuance of these shares. As part of the settlement, the Company agreed that if the customers sold the common stock after October 16, 2007 at a sales price of less than $0.175 per share, the Company would pay the customers the difference between $0.175 per share and the actual net sales price of the common stock in a transaction with a bona fide third party.

                         vFinance, Inc. and Subsidiaries
                               September 30, 2006

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table and discussion summarizes the changes in the major revenue and expense categories for the past two years.


                                     Three Months Ended September 30,                  Nine Months Ended September 30,
                                    -----------------------------------              -------------------------------------
Revenues:                           2006 (Unaudited)  2005 (Unaudited)     % Chg     2006 (Unaudited)   2005 (Unaudited)      % Chg
                                    ----------------- ------------------------------ ------------------ ------------------  --------
    Commissions - agency                  $4,849,901    $ 4,037,698       20.1 %       $ 14,374,736       $ 11,439,286        25.7%
    Trading profits                        2,794,541        938,700      197.7 %          6,798,574          3,362,562       102.2%
    Success fees                           1,000,201        741,683       34.9 %          3,850,749          1,747,084       120.4%
    Other brokerage related income           847,947        686,639       23.5 %          2,393,985          2,084,409        14.9%
    Consulting fees                           44,673         85,500        (47.8)%          347,699            472,644       (26.4)%
    Other                                      8,273        103,576        (92.0)%          361,109            341,560         5.7%
                                    ----------------- -------------- ------------ ------------------ ------------------  -----------
Total revenues                             9,545,536      6,593,796       44.8 %         28,126,852         19,447,545        44.6%
                                    ----------------- -------------- ------------ ------------------ ------------------  -----------
    Interest expense                          14,315          9,941       44.0 %             44,443             22,475        97.7%
                                    ----------------- -------------- ------------ ------------------ ------------------  -----------
Net revenues                               9,531,221      6,583,855       44.8 %         28,082,409         19,425,070        44.6%
                                    ----------------- -------------- ------------ ------------------ ------------------  -----------
Operating expenses:
    Compensation, commissions and
    benefits                               7,524,219      5,093,632       47.7 %         21,843,863         15,040,569        45.2%
    Clearing and transactions costs        1,025,803        749,836       36.8 %          3,036,643          2,273,180        33.6%
    General and administrative costs         660,143        588,478       12.2 %          1,890,355          1,698,127        11.3%
    Occupancy and equipment costs            335,524        185,275       81.1 %            860,352            533,107        61.4%
    Depreciation and amortization            346,870         82,611      319.9 %            753,926            217,410       246.8%
    Stock based compensation                 117,266         16,765      599.5 %            353,295             19,412      1720.0%
                                    ----------------- -------------- ------------ ------------------ ------------------  -----------
Total operating expenses                  10,009,825      6,716,597       49.0 %         28,738,434         19,781,805        45.3%

Loss from operations                        (478,604)      (132,742)     260.6 %           (656,025)          (356,735)       83.9%
Income tax benefit (provision)                     -              -            -                  -                  -            -
                                    ----------------- -------------- ------------ ------------------ ------------------  -----------
Net loss                                  $ (478,604)     $(132,742)     260.6 %         $ (656,025)        $ (356,735)       83.9%
                                    ================= ============== ============ ================== ==================  ===========

                                                                                                                                 18

                         vFinance, Inc. and Subsidiaries
                               September 30, 2006

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

STATEMENTS OF OPERATIONS

Revenues

Net revenues increased $2,947,366 or 45% to $9,531,221 for the three months ended September 30, 2006 compared to $6,583,855 for the three months ended September 30, 2005. Approximately 63% of this increase is attributable to the trading profits derived from the customer relationships acquired from Sterling in May 2006 and generally more favorable trading conditions in our market making activities. Additionally, another 28% of this increase resulted from higher agency commissions due to the addition of new brokers, through both the acquisition of Sterling and other brokers hired independently of the acquisition. The majority of the remaining increase was due to higher revenues from success fees relating to investment banking transactions.

Operating Expenses

Compensation, commissions and benefits increased 48% to $7,524,219 for the three months ended September 30, 2006 compared to $5,093,632 for the three months ended September 30, 2005, primarily as a result of the Sterling acquisition and a 45% increase in net revenues.

Clearing and transaction costs increased 37% to $1,025,803 for the three months ended September 30, 2006 compared to $749,836 for the three months ended September 30, 2005, primarily as a result of an increase in transaction volume partially due to the Sterling acquisition as well as higher average transaction costs associated with our trading activities.

General and administrative expenses increased $71,665 or 12% to $660,143 for the three months ended September 30, 2006 compared to $588,478 for the three months ended September 30, 2005. This increase is primarily due to expenses related to legal matters.

Occupancy and equipment costs increased $150,249 to $335,524 for the three months ended September 30, 2006 compared to $185,275 for the three months ended September 30, 2005. This increase relates primarily to the occupancy and equipment costs associated with the Sterling acquisition. In October 2006, the Company combined the operations conducted in the leased facility assumed in connection with the Sterling acquisition with the Company's corporate headquarters. In connection with this consolidation, the Company sublet the former Sterling facility, with the sublease effective December 1, 2006 through the end of the assumed lease term. Beginning in December 2006, the future sublease payments the Company will receive will approximate the future rental payments the Company assumed.

Depreciation and amortization increased $264,259 to $346,870 for the three months ended September 30, 2006 compared to $82,611 for the three months ended September 30, 2005. The increase was primarily attributable to the Company's amortization of customer relationships from the Equity Station / Global Securities and Sterling acquisitions.

Stock based compensation was $117,266 for the three months ended September 30, 2006 compared to $16,765 for the three months ended September 30, 2005, due to the Company's adoption of the Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R") on January 1, 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

STATEMENTS OF OPERATIONS

Revenues

Net revenues increased $8,657,339, or 45% to $28,082,409 for the nine months ended September 30, 2006 compared to $19,425,070 for the nine months ended September 30, 2005. Approximately 40% of this increase is attributable to the trading profits derived from the customer relationships acquired from Sterling in May 2006 and generally more favorable trading conditions in our market making activities. Additionally, another 34% of this increase resulted from increases in agency commissions due to the addition of new brokers, through both the acquisition of Sterling and other brokers hired independently of the acquisition. The majority of the remaining increase was due to higher revenues from success fees from investment banking transactions.

Operating Expenses

Compensation, commissions and benefits increased 45% to $21,843,863 for the nine months ended September 30, 2006 compared to $15,040,569 for the nine months ended September 30, 2005, primarily as a result of the Sterling acquisition and a 45% increase in net revenues.

Clearing and transaction costs increased 34% to $3,036,643 for the nine months ended September 30, 2006 compared to 2,273,180 for the nine months ended September 30, 2005, primarily as a result of an increase in transaction volume partially due to the Sterling acquisition and the addition of other independent brokers, as well as higher average transaction costs associated with our trading activities.

General and administrative expenses increased 11% to $1,890,355 for the nine months ended September 30, 2006 compared to $1,698,127 for the nine months ended September 30, 2005. This increase is primarily due to expenses related to legal matters.

Occupancy and equipment expenses increase 61% to $860,352 for the nine months ended September 30, 2006 compared to $533,107 for the nine months ended
September 30, 2005. This increase relates primarily to the occupancy and equipment costs associated with the Sterling acquisition.

Depreciation and amortization increased $536,516 to $753,926 for the nine months ended September 30, 2006 compared to $217,410 for the nine months ended September 30, 2005. The increase was primarily attributable to the Company's amortization of customer relationships from the Equity Station / Global Securities and Sterling acquisitions.

Stock based compensation was $353,295 for the nine months ended September 30, 2006 compared to $19,412 for the nine months ended September 30, 2005, due to the Company's adoption of the Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R") on January 1, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $4,682,253 of unrestricted cash at September 30, 2006 as compared to $4,427,406 of unrestricted cash at December 31, 2005.

Net cash provided by operating activities for the nine months ended September 30, 2006 was $734,458 compared to net cash used in operating activities of
$432,329  for the nine  months  ended  September  30,  2005.  This  increase  of approximately $1.2 million is primarily attributable to an increase of approximately $475,000 in amortization expense associated with acquired customer relationships, and an increase of approximately $334,000 in stock based compensation expense as a result of the adoption of SFAS 123R. Additionally, accounts payable, accrued liabilities and securities sold not yet purchased increased by approximately $337,000 compared to a decrease of approximately $740,000 in the nine months ended 2005. Partially offsetting these items were a $433,000 increase in non-cash fees received as a result of increased investment banking activity and non cash compensation and impairment expenses of approximately $158,000 and $80,000 respectively during the nine months ended September 30, 2005.

Net cash used in investing activities for the nine months ending September 30, 2006, was $460,868 compared to $451,735 for the nine months ending September 30, 2005. Net cash used in investing activities for the nine months ended September 30, 2006 included $161,922 for an investment in an unconsolidated affiliate. Partially offsetting this use of cash was as decrease in the additions to our fixed assets under capital leases during the first nine months of 2006 compared to the first nine months of 2005. In the first nine months of 2005, the Company invested in its disaster recovery plan by implementing communication redundancy systems that enables us to continuously service our clients.

Net cash used in financing activities for the nine months ending September 30, 2006, was $18,743 as compared to net cash provided by financing activities of $382,724 for the nine months ending September 30, 2005. In 2005 the Company entered into approximately $368,000 of new capital lease agreements related to its investment in its disaster recovery plan.

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

                         vFinance, Inc. and Subsidiaries
                               September 30, 2006

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

Changes in Internal Controls

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

                         vFinance, Inc. and Subsidiaries
                               September 30, 2006

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On August 14, 2002, Henry S. Snow and Sandra L. Snow filed a complaint against Colonial Direct and vFinance, Inc. in the Circuit Court of the 15th Judicial Circuit in Palm Beach County, Florida. The claim alleged breach of contract and unjust enrichment and sought damages of $250,000 plus interest and court costs. On October 16, 2006, the Company settled the litigation by agreeing to issue 1,000,000 shares of its common stock to the Snows by November 16, 2006. In addition, the Company agreed that if the Snows sold their shares of common stock after October 16, 2007 at a price per share of less than $0.175, the Company would pay them the difference between $0.175 and the actual net sale price of the shares sold to any bona fide third party.

On or about July 26, 2006, Avalon Partners, Inc. and Vincent Vu (collectively "Avalon") filed an arbitration action (NASD Case No. 06-3480) against Jovanne Aquino, Devaugh Myles, Raschid Thompson, Jay Shaw, Melissa Rodriguez (collectively, "Co-Defendants") and vFinance Investments, claiming that vFinance Investments and the Co-Defendants defamed Avalon and that vFinance tortuously interfered with a contract and a prospective economic advantage. Avalon is seeking $1 million in damages plus punitive damages. vFinance Investments denies any liability to Avalon and intends to vigorously defend against Avalon's claims.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 16, 2006, the Company agreed to issue 1,000,000 shares of its common stock to Henry S. Snow and Sandra L. Snow in connection with the settlement of a lawsuit. The transaction was negotiated with the attorneys for the Snows and was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). For more details relating to the transaction, see Item 1, Part II of this Form 10-Q.

On November7, 2006, the Company settled a dispute with Global and Level2 over 8,324,690 shares of the Company's common stock and warrants to purchase
3,299,728 shares of common stock held in escrow in connection with a 2004 acquisition by the Company. Pursuant to the settlement, the Company: (a) canceled the escrowed common stock and warrants and (b) agreed to issue to Global and Level2 an aggregate of 6,576,505 shares of common stock and warrants to purchase 2,606,785 shares of common stock. The transaction was entered into with sophisticated and accredited investors as defined in Rule 501 of Regulation D promulgated under the 1933 Act and is therefore exempt from registration under
Section 4(2) of the 1933 Act and Regulation D of the 1933 Act.

ITEM 6. EXHIBITS.

(a) EXHIBITS

          10.1 - Employment Agreement dated July 24, 2006 between vFinance, Inc. and Alan B. Levin (incorporated by reference to the Exhibit filed as part of vFinance, Inc.'s Form 8-K dated July 26, 2006, Commission File No. 1-11454).

          10.2 - Settlement Agreement dated October 16, 2006 by and among vFinance, Inc., Henry S. Snow, Sandra S. Snow, Michael Golden and Ben Lichtenberg (incorporated by reference to the Exhibit filed as part of vFinance Inc.'s Form 8-K dated November 13, 2006, Commission File No. 1-11454).

          10.3 - Settlement and Escrow Release Agreement dated as of November 7, 2006 by and among vFinance, Inc., vFinance Investments, Inc., Global Partners Securities, Inc., Level2.com,Inc. and Edwards Angell Palmer & Dodge LLP (incorporated by reference to the Exhibit filed as part of vFinance, Inc.'s Form 8-K dated November 13, 2006, Commission File No. 1-11454).

          10.4 - Warrant to Purchase Common Stock dated November 7, 2006 issued to Global Partners Securities, Inc.

          10.5 - Warrant to Purchase Common Stock dated November 7, 2006 issued to Level2.com, Inc.

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

        Signature                         Title                     Date

By: /s/ Leonard J. Sokolow       Chief Executive Officer
                                 and President
    -----------------------     (Principal Executive Officer)  November 14, 2006
        Leonard J. Sokolow


By: /s/ Alan B. Levin            Interim Chief Financial
                                 Officer                      November 14, 2006
    ----------------------      (Principal Financial and
        Alan B. Levin            Accounting Officer)