Form 10-K
period 2006-12-31
VFINANCE INC
filed 2007-04-02
CIK 890285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
(Mark One)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2006

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to _________

                       Commission File Number: 1-11454-03
                                 vFinance, Inc.
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                        58-1974423
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

                   3010 NORTH MILITARY TRAIL, SUITE 300,
                            BOCA RATON, FLORIDA                      33431
                (Address of Principal Executive Offices)          (Zip Code)

                                 (561) 981-1000
              (Registrant's Telephone Number, Including Area Code)

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

     Title of Each Class               Name of Each Exchange on Which Registered
     -------------------               -----------------------------------------
Common Stock, Par Value $.01 Per Share       OTC Bulletin Board of the NASD

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No |X|

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act). Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

As of December 31, 2006, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $4,843,094 based on the closing price of the common stock on OTC Bulletin Board of the National Association of Securities Dealers, Inc. on such date.

As of March 26, 2007, the registrant had 54,429,876 shares of common stock outstanding.


DOCUMENTS INCORPORATED BY REFERENCE: None

                               INDEX TO FORM 10-K

PART I

ITEM 1.  BUSINESS..............................................................1

ITEM 1A. RISK FACTORS.........................................................13

ITEM 2.  PROPERTIES...........................................................25

ITEM 3.  LEGAL PROCEEDINGS ...................................................25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................27

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES .......28

ITEM 6.  SELECTED FINANCIAL DATA..............................................30

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION.............................................31

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK.................................................................42

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................43

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.............................................78

ITEM 9A. CONTROLS AND PROCEDURES..............................................78

ITEM 9B. OTHER INFORMATION....................................................78

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE...............79

ITEM 11. EXECUTIVE COMPENSATION...............................................81

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......96

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE.........................................................98

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES...............................99

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.............................100

SIGNATURES...................................................................108

                                     PART 1

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


ITEM 1.   BUSINESS.

vFinance, Inc. ("vFinance") is a global financial services holding company which specializes in high growth opportunities. Our expertise into this marketplace flows from three principal lines of business: providing investment banking and advisory services to micro, small and mid-cap high growth companies; making markets in over 3,000 micro and small cap stocks; and offering information services on our website, which is a leading destination for emerging companies seeking capital and investors seeking opportunities. Due to our focus, we are uniquely positioned to offer alternative investments to institutional and high-net worth investors seeking to outperform market indices in addition to offering a full range of investment options. With over 40 locations in the U.S. and other parts of the world, we serve more than 12,000 corporate, institutional and high net worth clients. vFinance Investments, Inc. ("vFinance Investments") and EquityStation, Inc. ("EquityStation"), both our subsidiaries, are broker-dealers registered with the SEC, and members of the National Association of Securities Dealers ("NASD") and Securities Investor Protection Corporation ("SIPC"). vFinance Investments is also a member of the National Futures Association ("NFA"). In all 50 states, the District of Columbia, Latin America and other parts of the world, vFinance Investments provides investment banking, retail and institutional brokerage services. EquityStation offers a suite of services, including trading technology, routing software, hedge fund incubation, capital introduction and custodial services, to institutional traders, hedge funds and professional traders designed to enhance their trading performance.

     We own a financial services website or "channel" on the World Wide Web located at http://www.vfinance.com. Clients, investors, shareholders and other stakeholders may access us through this website. With an estimated 500,000 unique visitors annually, our website reaches a global audience of entrepreneurs, CEOs, and private and institutional investors in over 150 countries. The website provides sales leads to our investment banking, brokerage and institutional divisions. The website is the premier destination for the search phrases "venture capital" and "raising capital." Website visitors have convenient access to a variety of financial services, proprietary business development tools, searchable databases and daily news. The website has over 60,000 "opted in" subscribers that receive a newsletter on private funding several times a week. The website features our database of venture capital firms and angel investors accessible with vSearch, a proprietary web-based data mining tool that allows entrepreneurs to search potential funding sources by different criteria, including geography, amount of funds required, industry, stage of corporate development, or keyword. Much of the information on the website is provided free of charge, however, users are charged nominal fees for the use of proprietary search engines and premium services such as our business planning services.

Restatement and Revision of Financial Statements

     As discussed in Note 1 to our Consolidated Financial Statements included in
Item 8 to this Annual Report on Form 10-K, we have restated certain amounts in our 2005, 2004, 2003 and 2002 Consolidated Financial Statements as a result of comments we received from the staff of the Securities and Exchange Commission.

Our History

     We were incorporated in the state of Delaware in February 1992. On November 8, 1999, we acquired vFinance Holdings, Inc., a Florida corporation, and Union Atlantic LC, a Florida limited liability company, through a Share Exchange Agreement. We received all the outstanding capital stock of vFinance Holdings, Inc. and all the outstanding membership interests of Union Atlantic LC in exchange for a total of approximately 7.0 million shares of our common stock.

     On January 4, 2001, we closed the merger of NW Holdings, Inc. ("NWH"), a Florida corporation, into us where we were the surviving corporation. On the closing date of the merger, NWH was the parent company of and wholly owned First Level Capital, Inc., a Florida corporation. First Level Capital, Inc. is now known as vFinance Investments, which has offices in New York, New Jersey and Florida. In addition to these offices, we have relationships with certain independent contractors located throughout the United States.

     Also, on January 4, 2001, we completed the merger of Colonial Direct Financial Group, Inc., a Delaware corporation, with and into Colonial Acquisition Corp., our wholly owned subsidiary, with Colonial Direct Financial Group, Inc. as the surviving corporation and as our wholly owned subsidiary. At the time of the merger, Colonial Direct Financial Group, Inc. was a holding company comprised of two diversified financial services companies, including First Colonial Securities Group, Inc. and Colonial Direct Retirement Services, Inc., and a company that provides administrative support to these financial service companies, Colonial Direct Capital Management, Inc. Although Colonial Direct Financial Group, Inc. is no longer one of our subsidiaries, the majority of the personnel, client accounts and client assets of First Colonial Securities Group, Inc. still remain with vFinance Investments.

     On November 2, 2004, our wholly-owned subsidiary, vFinance Investments completed its acquisition of certain assets of Global Partners Securities, Inc. ("Global") and 100% of the issued and outstanding equity securities of EquityStation, Inc. ("EquityStation"), all of which were owned by Level2.com, Inc. ("Level2"), a subsidiary of Global (together, the "Global Acquisition").

     The assets acquired in the Global Acquisition consisted primarily of customer accounts and some older computer equipment. Business lines acquired included wholesale market-making in selected equities for institutional clients and direct market access equity trading. vFinance Investments assumed no liabilities in connection with the acquisition of Global's assets. Two of the principals of Global and Equity Station each entered into employment agreements with us, which provided an annual base salary of $144,000, certain incentive bonuses, and options to purchase 350,000 shares of our common stock. The options are exercisable at $0.19 per share and vest ratably over a three year period.

     EquityStation is a broker-dealer registered with the SEC and is a member of the NASD. The company is a Florida corporation incorporated on July 22, 1999. EquityStation offers institutional traders, hedge funds and professional traders a suite of services designed to advance their trading through cutting-edge trading technologies and routing software, hedge fund incubation, capital introduction and custodial services.

     In May 2006, vFinance Investments completed the acquisition of certain assets of Sterling Financial Investment Group, Inc. ("SFIG") and Sterling Financial Group of Companies, Inc. ("SFGC" and together with SFIG, "Sterling Financial"). The assets acquired from Sterling Financial include customer relationships associated with Sterling Financial's Institutional Fixed Income and Latin American businesses. These transactions were approved by the NASD on April 28, 2006.

     In connection with this acquisition, we established new divisions to focus on the rapidly-growing U.S. Hispanic and Latin American investment markets and to provide investment advisory services relating to fixed income products and execution of fixed income investment transactions.

Industry Overview

     In the last decade, the U.S. investment banking industry has been characterized and influenced by the following trends:

o increased levels of industry consolidation, particularly involving smaller regional investment banks that primarily provided investment banking and brokerage services to middle-market companies and their institutional investors;
o the tendency for global competitors and acquired firms, once part of larger organizations, to focus on larger market capitalization companies and larger transactions; and
o the emergence of smaller boutique investment banking firms focused exclusively on growth industries, particularly technology and healthcare.

     In recent years, there have been a number of acquisitions by larger financial services institutions of U.S. brokerage and investment banking firms that offer similar products and services to those that we provide. These larger financial institutions have generally allocated capital and resources toward larger market capitalization companies and transactions. This shift of focus away from smaller market capitalization companies has led to a decline in service to these companies, including investment banking and research coverage, and as a result such companies have reduced access to capital.

     Additionally, because the United States securities industry has also been subjected to increased regulation and governmental scrutiny, including certain mandated changes, many larger firms have restructured their businesses and market-making activities away from companies whose market capitalization is below certain thresholds. Research and capital markets resources previously dedicated to smaller market capitalization companies were either reassigned to larger companies or eliminated. These circumstances have contributed to both companies in, and investors focused on, the growth and middle-market sectors seeking the services of boutique investment banking professionals who have a high degree of applicable industry knowledge. This increase in regulation has also made it more expensive for smaller firms to remain in business thus accelerating the consolidation of these firms.

     To facilitate access to capital markets and to industry and company specific research, smaller boutique financial services firms have emerged to offer investment banking and research support to small- and middle-market capitalization companies.

Our Market Opportunity

     We view ourselves as a strategically positioned financial services holding company recognized for our insight into alternative investments to institutional and high-net worth investors seeking to outperform market indices. The market opportunity available to us is significant due to the following factors:

     Market Consolidation Opportunities

     Our industry continues to consolidate. During the past several years, we have successfully acquired industry related businesses.

     Our Targeted Addressable Market Continues to Grow

     High growth middle market or small capitalization companies not serviced by the larger firms will continue to seek out capital. Institutions and high net worth investors looking for alternative investments in order to outperform market indices will continue to seek out investment opportunities. Additional opportunities continue to arise in the U.S., Latin America, Canada, Mexico, Europe, China and India.

     Our Extensive Insight from and traffic to the our website into High Growth Companies and Institutional and High Net Worth Investors

     Through our website, we are in a unique position to generate a lot of information about high growth companies who are seeking capital and institutional and high net worth investors who are seeking investments. Our website generates leads for our institutional and retail business units.

Our Competitive Strengths

     Highly Regarded Investment Banking, Retail Brokerage, and Institutional Equity and Fixed Income Trading

     We believe that we are widely recognized for the quality of the services we provide to our institutional and retail clients. We analyze each material aspect of client's business, develop strong professional relationships with management and related industry professionals, and effectively communicate with investors and institutions.

     Experienced Professionals

     We believe that our team of professionals, including our executive management team, has diverse and extensive experience, ranging from 8 to 15 years in the financial service industries. Our sales and trading professionals have developed long-term client relationships with hedge funds, pension funds, state and local municipalities, banks, insurance companies and high net worth individuals, and these core clients have historically made up a significant portion of our revenues.

     Focus on Under-Served Business Opportunities

     We seek out under-served business opportunities where there is a market need that is not being addressed by the larger firms.

     Entrepreneurial Culture

     We have fully embraced an entrepreneurial culture. Our employees own our common stock or may be granted options as an incentive, which, when coupled with our competitive compensation packages, enables our employees to directly benefit from their individual production as well as our overall performance. Every employee has the incentive to generate ideas and communicate them to management to maximize client returns and our overall profitability.

Our Growth Strategies

     Our goal is to become a leading financial services company providing brokerage, trading, investment banking, financial and operational services, and insight into market place opportunities to our clients. In order to achieve this goal, we plan on implementing the following strategies:

o expand investment banking efforts to include additional capabilities and markets including the U.S. Hispanic Markets, Europe, Canada, Mexico, China, Latin America and India;
o capitalize on trading resources by leveraging technology and increasing the size and asset class of brokered transactions;
o expanding retail brokerage through recruiting initiatives and market expansion including growth in Latin America and other emerging markets;
o        grow through acquisitions and mergers; and
o        diversify revenues.

Financial Arrangements with Clearing Brokers

     vFinance Investments entered into a clearing agreement with National Financial Services LLC, Member New York Stock Exchange ("NYSE")/SIPC, a Fidelity Investments company ("NFS") in 2004 (the "Clearing Agreement"), for NFS to serve as vFinance Investment's primary clearing broker. The Clearing Agreement requires NFS to pay a monthly incentive bonus to vFinance Investments up to $25.0 thousand per month (up to an aggregate of $1.5 million) over the five-year term of the Clearing Agreement. vFinance Investments also received a $200.0 thousand payment from NFS in 2004, as compensation for the transition costs associated with migrating to a new clearing firm. As consideration for these incentives, NFS required a termination fee of $1.7 million in the event vFinance Investments terminates the Clearing Agreement, reduced annually on a pro rata basis over the five-year term of the Clearing Agreement. As of December 31, 2006, our contingent obligation in connection with the Clearing Agreement was $1.0 million.

     EquityStation and vFinance Investments have ancillary clearing agreements with Merrill Lynch Pierce Fenner & Smith (Broadcoart Clearing Division), Fortis Clearing, Legent Clearing and North American Clearing, providing services in the areas NFS is not suited to handle. These clearing agreements contain customary terms and conditions.

Our Business

Retail Brokerage

     The largest portion of our revenues, 62%, 72% and 65% in 2006, 2005 and 2004, respectively was attributable to commissions and other brokerage-related income generated by our retail brokerage activities.

     vFinance Investments' retail brokerage division buys and sells securities for its customers in exchange for a commission, or in exchange for a fee, based on customer assets or as dictated by security placement agreements. Through our brokers, we offer a wide variety of financial investments, including, but not limited to, equities, corporate bonds, municipal securities, collateralized mortgage obligations, mutual funds and insurance products. We are licensed in all fifty states, plus the District of Columbia and Puerto Rico, and our registered representatives are registered in those states where their customers reside. vFinance Investments, Inc.'s relationship with its registered representatives can be either as an employee, or in an independent contractor, depending on how the broker chooses to conduct his business. As an employee, all of the expenses of his operation are paid for by the company, and he is only charged for certain fees such as special information services, insurance, benefits and professional services. As an independent contractor, in exchange for a higher overall payout, the broker would be responsible for all of the fees associated with his business, including, but not limited to, rent, telecommunications expenses, insurance, benefits, transactions fees, all information services, state and regulatory registration fees and compliance oversight.

      Market Making

     We generated 25%, 16% and 19% of our revenues from trading profits in our market making activities in 2006, 2005 and 2004, respectively.

     vFinance Investments provides liquidity by making markets in over 3,000 Over-the-Counter Bulletin Board, ("OTC Bulletin Board") National Market System, Pink Sheet, and NASDAQ Small Cap stocks and American Depositary Receipts in addition to providing this liquidity to our other business units. Our customers are national and regional full-service broker-dealers, electronic discount brokers and institutional investors that require fast and efficient executions for each security. This expertise supports our investment banking strategy of servicing high growth public companies that are looking for a financial services firm that is capable of assisting them in building broad-based market support for their securities. As a market maker, we use our capital and systems resources to represent a stock and compete with other market makers. Operated primarily by electronic execution, buyers and sellers meet via computer to make bids and offers. Each market maker competes for "customer order flow" by displaying buy and sell quotations for a guaranteed number of shares in a security. Once an order is received, the market maker will immediately purchase for or sell from its own inventory, or seek the other side of the trade until it is executed, often in a matter of seconds. The market maker generates all of its revenue from the difference between the price paid when a security is bought and price received when that security is sold or the price received when the security is shorted and the price received when the short is covered.

Investment Banking

     We derived 13%, 11% and 14% of our revenues from our investment banking activities in 2006, 2005 and 2004, respectively. We assist emerging growths, private and public companies by (i) developing sound strategic plans, (ii) obtaining equity, mezzanine, bridge, or acquisition capital, (iii) executing strategically sound acquisitions or divestiture strategies, (iv) raising capital in the public markets, and (v) maximizing shareholder value by conducting recapitalizations or other liquidity transactions. As consideration for such services, we are paid retainers and success fees, based on the percentage of the total value of a transaction, which are contingent on the successful completion of a specified transaction. As part of our success fees, we periodically receive equity instruments and stock purchase warrants from companies for which we perform services in addition to cash paid for such services.

     In the area of corporate finance, vFinance Investments has been active as an underwriter or selling group member in numerous public equity transactions. Participation as a managing underwriter or in an underwriting syndicate involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase. In addition, under the federal securities laws, other laws and court decisions with respect to underwriters' liabilities and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to such offerings. Acting as a managing underwriter increases these risks. Underwriting commitments constitute a charge against net capital and our subsidiaries' ability to make underwriting commitments may be limited by the requirement that they must at all times be in compliance with regulations regarding their net capital.

Institutional Services

     A critical element of our business strategy is to identify institutional quality investments that offer above market returns. We support that mission by providing institutional investment managers, primarily hedge fund managers, a complete array of services designed to enhance portfolio performance. Hedge funds represent the fastest growing segment of the money management market and by definition are focused on achieving positive returns for their investors while controlling risk. We offer fund managers access to direct market access tradng platforms, investment opportunities and independent research products that boost return on investment. Additionally, we offer fund managers the ability to reduce their transaction costs by offering them access to our trading desk for illiquid securities and automated trading systems for their liquid transactions. We have a mutually beneficial relationship with our Investment Banking Division ("IBD") as fund managers looking for investment opportunities fund IBD's corporate clients and having relationships with fund managers creates opportunities to increase the number and quality of IBD clients.

Internet Strategy

     The Center for Innovative Entrepreneurship, dedicated to providing research services to promote innovative entrepreneurship has been engaged by vFinance Holdings, Inc., by means of a licensing arrangement, to operate its financial services website or "channel" on the World Wide Web located at http://www.vfinance.com. With an estimated 500,000 unique visitors annually, our website reaches a global audience of entrepreneurs, CEOs, and private and institutional investors in over 150 countries. The website provides sales leads to our investment banking, brokerage and institutional services divisions. The website is the premier destination for the search phrases "venture capital" and "raising capital." Website visitors have convenient access to a variety of financial services, proprietary business development tools, searchable databases and daily news. The website has over 60,000 "opted in" subscribers that receive a daily newsletter on private funding. The website features our database of venture capital firms and angel investors accessible with vSearch, our proprietary web-based data mining tool that allows entrepreneurs to search potential funding sources by different criteria, including, geography, amount of funds required, industry, stage of corporate development or keyword. Much of the information on the website is provided free of charge, however, we do charge nominal fees for the use of proprietary search engines and premium services such as our business planning services.

Administration, Operations, Securities Transactions Processing and Customer Accounts

     Our operating subsidiaries, vFinance Investments and EquityStation, do not hold any funds or securities for customers. Instead, they use the services of clearing agents on a fully-disclosed basis. These clearing agents process all securities transactions and maintain customer accounts on a fee basis. Customer accounts are protected through the SIPC for up to $500,000, of which coverage for cash balances is limited to $100,000. In addition, all customer accounts of vFinance Investments are fully protected by an Excess Securities Bond providing protection for the account's entire net equity (both cash and securities). The services of our subsidiaries' clearing agents include billing and credit control as well as receipt, custody and delivery of securities. The clearing agents provide the operational support necessary to process, record and maintain securities transactions for our subsidiary's brokerage activities. They provide these services to our subsidiary's customers at a total cost that we believe is less than it would cost us to process such transactions on our own. The clearing agents also lend funds to our subsidiaries' customers through the use of margin credit. These loans are made to customers on a secured basis, with the clearing agents maintaining collateral in the form of saleable securities, cash or cash equivalents. vFinance Investments and Equity Station have agreed to indemnify the clearing brokers for losses they incur on these credit arrangements.

Competition

     All aspects of our business are highly competitive. In our investment banking activities, we compete with large Wall Street investment banks as well as regional boutique banks that offer private placement services to small- and middle-market companies. We compete for these investment banking transactions on the basis of our relationships with the issuers and potential investors, our experience in the industry and transactional fees. In our general brokerage activities, we compete directly with numerous other broker-dealers, many of which are large well-known firms with substantially greater financial and personnel resources. We compete for brokerage transactions on the basis of our experience in the industry, our ability to execute transactions and the strength of our relationships with our clients. Many of our competitors for brokerage service and investment banking transactions employ extensive advertising and actively solicit potential clients in order to increase business. In addition, brokerage firms compete by furnishing investment research publications to existing clients, the quality and breadth of which are considered important in the development of new business and the retention of existing clients. We also compete with a number of smaller regional brokerage firms throughout the United States. In our advisory activities, we compete with investment banking and consulting firms on the basis of expertise in our broad variety of industries.

     The securities industry has become considerably more concentrated and more competitive since we were founded, as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. In addition, companies not engaged primarily in the securities business, but with substantial financial resources, have acquired leading securities firms. These developments have increased competition from firms with greater capital resources than ours.

     Since the adoption of the Gramm-Leach-Bliley Act of 1999, commercial banks and thrift institutions have been able to engage in traditional brokerage and investment banking services, thus increasing competition in the securities industry and potentially increasing the rate of consolidation in the securities industry.

     We also compete with other securities firms for successful sales representatives, securities traders and investment bankers. Competition for qualified employees in the financial services industry is intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

Government Regulation

Regulation of the Securities Industry and Broker-Dealers

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

     Our broker-dealers are also subject to regulation under state law. vFinance Investments and EquityStation are currently registered as broker-dealers in all 50 states and the District of Columbia. The NASD approved the change of ownership to us of (i) Union Atlantic Capital, L.C. from Pinnacle Capital Group, L.C., (ii) First Level Capital, Inc. from NWH, (iii) First Colonial Securities Group, Inc., (iv) Global Partners and EquityStation; and (v) Sterling Financial. A recent amendment to the federal securities laws prohibits the states from imposing substantive requirements on broker-dealers that exceed those imposed under federal law. The amendment, however, does not preclude the states from imposing registration requirements on broker-dealers that operate within their jurisdiction or from sanctioning these broker-dealers who have engaged in misconduct.

     The SEC, self-regulatory organizations such as the NASD and state securities commissions may conduct administrative proceedings which can result in censure, fine, the issuance of cease-and-desist orders, or the suspension or expulsion of a broker-dealer, its officers, or its employees. The SEC and self-regulatory  organization  rules  cover many  aspects  of a  broker-dealer's business, including capital structure and withdrawals, sales methods, trade practices among broker-dealers, use, and safekeeping of customers' funds and securities, record-keeping, the financing of customers' purchases, broker-dealer and employee registration, and the conduct of directors, officers, and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers.

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

     As of the date of this Annual Report on Form 10-K, the minimum amount of net capital required to be maintained by vFinance Investments was $1,000,000 and the minimum amount of net capital required to be maintained by our wholly owned subsidiary, EquityStation was $100,000. A significant operating loss or any unusually large charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse affect on our business and operations. vFinance Investments and EquityStation are members of SIPC which provides, in the event of the liquidation of a broker-dealer, protection for clients' accounts up to $500,000, subject to a limitation of $100,000 for claims for cash balances. vFinance Investments' retail clients' accounts are carried on the books and records of NFS and Legent Clearing. NFS has obtained additional insurance from a private insurer, Customer Asset Protection Co. (CAPCO), for the full value of the customer's account in excess of the standard SIPC coverage. The client accounts for EquityStation are carried on the books and records of Merrill Lynch, Pierce, Fenner & Smith.

Application of Laws and Rules to Internet Business and Other Online Services

     Due to the increasing popularity and use of the Internet and other online services, various regulatory authorities are considering laws and/or regulations with respect to the Internet or other online services covering issues such as user privacy, pricing, content copyrights and quality of services. In addition, the growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. When the Securities Act of 1933, as amended ("the "Securities Act"), which governs the offer and sale of securities, and the Exchange Act, which governs, among other things, the operation of the securities markets and broker-dealers, were enacted, such acts did not contemplate the conduct of a securities business through the Internet and other online services. The recent increase in the number of complaints by online traders could lead to more stringent regulations of online trading firms and their practices by the SEC, NASD and other regulatory agencies.

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

     As our services, through our subsidiaries, are available over the Internet in multiple jurisdictions, and as we, through our subsidiaries, have numerous clients residing in these jurisdictions, these jurisdictions may claim that our subsidiaries are required to qualify to do business as a foreign corporation in each such jurisdiction. While vFinance Investments and EquityStation are currently registered as broker-dealers in the jurisdictions described in this report, vFinance Investments, EquityStation and our non-broker dealer subsidiaries are qualified to do business as corporations in only a few jurisdictions. Failure to qualify as an out-of-state or foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify. Intellectual Property

     We  own  the  following  federally  registered  marks:  vFinance,  Inc.(R),
vFinance.com,   Inc.(R),   AngelSearch(R),   Direct2Desk(R)   and   Hedge   Fund
Accelerator(R).

Employees

     At December 31, 2006, we employed the following personnel:

          Position               Salaried        Contract         Total
----------------------------  --------------  ---------------  -----------

 Officers                                12                -           12
 Administration                          28               20           48
 Brokers                                 28              119          147
 Traders                                 21                3           24
 Investment Bankers                       6               14           20
 Web Operations                           3                -            3
                              --------------  ---------------  -----------
 Totals                                  98              156          254
                              ==============  ===============  ===========

     None of our personnel are covered by a collective bargaining agreement. We consider our relationships with our employees to be good. Any future increase in the number of employees will depend upon the growth of our business. Our registered representatives are required to take examinations administered by the NASD and state authorities in order to qualify to transact business and are required to enter into agreements with us obligating them, among other things, to adhere to industry rules and regulations, our supervisory procedures and not to solicit customers in the event of termination.

Seasonality and Backlog

     Our business is not subject to significant seasonal fluctuations, and there are no material backlogs in our business.

Research and Development and Environmental Matters

     We did not incur any research and development expenses during the last three fiscal years. We do not incur any significant costs or experience any significant effects as a result of compliance with federal, state and local environmental laws.

Available Information

     Our web site address is www.vfinance.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports of Form 8-K, and all amendments to those reports on the "Investor Relations" portion of our web site, under the heading "SEC Filings." These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC. We are providing the address to our Internet site solely for the information of investors. We do not intend the address to be an active link nor are we incorporating the contents of the website into this report.

ITEM 1A.          RISK FACTORS.

     In addition to other information in this report, the following risks should be considered in evaluating our condition and prospects. These risks may have a material effect on our operating results.

Risks Related to Our Company

We have a limited operating history and as a result, it may be difficult to evaluate our business and prospects.

     We have a limited operating history despite the fact that we commenced our broker-dealer operations in 1999. As a result of acquisitions of Colonial Direct Financial Group Inc. and First Level Capital, now know as vFinance Investments in 2001, EquityStation and select assets of Global in 2004, and select assets of Sterling Financial in 2006, our business has remained in flux. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development. These risks are particularly severe among companies in new and rapidly evolving markets such as online business development services and those in regulated industries such as the securities industry. It may be difficult or impossible to accurately forecast our operating results and to evaluate our business and prospects based on our historical results.

We have had substantial losses since inception.

     Prior to 2004, we had sustained substantial losses in each year since our inception due to ongoing operating expenses and a lack of revenues sufficient to offset those operating expenses. We have raised capital to fund ongoing operations by private sales of our securities, some of which sales have been highly dilutive and involved considerable expense. For the year ended December 31, 2004, when we earned a substantial profit for the first time in our history, our results amounted to net income of $2.6 million, including a $1.5 million non-cash gain on debt forgiveness. For the years ended December 31, 2006 and 2005, however, our results amounted to net losses of $2.1 million and $1.0 million, respectively.

     The net losses generated in 2006 and 2005 resulted primarily from increased costs from expanded facilities and staff, as well as amortization expense associated with the Global Acquisition and the acquisition of Sterling Financial, non-cash impairment charges in 2005 and stock option expense in 2006. We expect to continue to make significant capital expenditures to enhance our products and technologies, and to expand domestic and international sales and operations. As a result, we will need to continue to generate significant additional revenue to achieve profitability and generate sufficient working capital to fund our planned spending. Even if we do achieve profitability, we may not be able to maintain or increase profitability on a quarterly or annual basis. If we do not achieve, maintain or increase our profitability, the market price for our common stock may further decline.

Obtaining future financing may be costly and could be dilutive to existing stockholders. If we are not able to obtain financing when and in the amounts needed, and on terms that are acceptable, our operations, financial condition and prospects could be materially adversely affected, and we could be forced to curtail our operations or sell part or all of our assets.

We may need to raise additional funds, which may not be available when we need them.

Based on our current spending plans and our projected working capital, we believe that our cash on hand and cash generated from our operations will be sufficient to fund our operations for at least the next 12 months. However, we may attempt to raise additional capital to operate the business, support expansion plans, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated events. We can provide no assurances that additional financing will be available when needed on favorable terms, if at all. If these funds are not available when we need them, we may need to change our business strategy or reduce our operations or investment activities. In addition, any issuance of additional equity securities will dilute the ownership interest of our existing stockholders and the issuance of additional debt securities may increase the perceived risk of investing in us.

If we do not secure substantial additional funding to meet our capital needs, we may have to issue additional shares of common stock. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced and these securities may have rights and preferences superior to those of our current stockholders. If we raise capital through debt financing, we may be forced to accept restrictions affecting our liquidity, including restrictions on our ability to incur additional indebtedness or pay dividends.

We are currently subject to extensive securities regulation and the failure to comply with these regulations could subject us to penalties or sanctions.

     The securities industry and our business are subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. We are also regulated by industry self-regulatory organizations, including the NYSE, the NASD, the NFA and the Municipal Securities Rulemaking Board. The regulatory environment is also subject to change, and we may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other federal or state governmental regulatory authorities, or self-regulatory organizations. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.

vFinance Investments and EquityStation are registered broker-dealers with the SEC and members of the NASD. Broker-dealers are subject to regulations which cover all aspects of the securities business, including:

o        sales methods and supervision;
o        trading practices among broker-dealers;
o        use and safekeeping of customers' funds and securities;
o        capital structure of securities firms;
o        record keeping; and
o        the conduct of directors, officers and employees.

Compliance with many of the regulations applicable to us involves a number of risks, particularly in areas where applicable regulations may be subject to varying interpretation. The requirements imposed by these regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us. Consequently, these regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally NASD Regulation, Inc., the regulatory arm of the NASD, NYSE Regulation, which will soon undergo a merger, both of which are overseen by the SEC. We are primarily regulated by the NASD and SEC. NASD Regulation Inc. and the NYSE adopt rules, subject to approval by the SEC, that govern their members and conduct periodic examinations of member firms' operations.

If  we  are  found  to  have   violated  any   applicable   regulation,   formal
administrative or judicial proceedings may be initiated against us that may result in:

o        censure;
o        fine;
o civil penalties, including treble damages in the case of insider trading violations;
o the issuance of cease-and-desist orders; o the deregistration or suspension of our broker-dealer activities;
o        the suspension or disqualification of our officers or employees; and/or
o        other adverse consequences.

The imposition of any of these or other penalties could have a material adverse effect on our operating results and financial condition.

We are subject to various risks associated with the securities industry.

As securities broker-dealers, we are subject to uncertainties that are common in the securities industry. These uncertainties include:

o the volatility of domestic and international financial, bond and stock markets, as demonstrated by past disruptions in the financial markets;
o    extensive governmental regulation;
o    litigation;
o    intense competition;
o    substantial fluctuations in the volume and price level of securities; and
o    dependence on the solvency of various third parties.

     As a result of these risks, revenues and earnings may vary significantly from quarter to quarter and from year to year. We are much smaller and have much less capital than many of our competitors in the securities industry. Accordingly, we could be impacted by these risks to a larger degree. In the event of a market downturn, our revenues would likely decline and, if we were unable to reduce expenses at the same pace, our profit margins would quickly erode.

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

We generally maintain trading and investment positions in the equity markets. To the extent that we own assets, i.e., have long positions, a downturn in those markets could result in losses from a decline in the value of such long positions. Conversely, to the extent that we have sold assets that we do not own, i.e., have short positions in any of those markets, an upturn could expose us to potentially unlimited losses as we attempt to cover our short positions by acquiring assets in a rising market.

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

Customer relationship intangible assets comprised approximately 35% of our total assets as of December 31, 2006. We must review customer relationships for impairment whenever events or circumstances indicate that impairment may be present, which may result in a material, non-cash write down of customer relationships.

A significant decrease in revenues or cash flows derived from acquired customer relationships could result in a material, non-cash write-down of customer relationships. Such impairment would have a material adverse impact on our results of operations and shareholders' equity.

Our risk management policies and procedures may leave us exposed to unidentified risks or an unanticipated level of risk.

The policies and procedures we employ to identify, monitor and manage risks may not be fully effective. Some methods of risk management are based on the use of observed historical market behavior. As a result, these methods may not accurately predict future risk exposures, which could be significantly greater than the historical measures indicate. Other risk management methods depend on evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us. This information may not be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to properly record and verify a large number of transactions and events. We cannot be assured that our policies and procedures will effectively and accurately record and verify this information.

     We seek to monitor and control our risk exposure through a variety of separate, but complementary financial, credit, operational and legal reporting systems. We believe that we are able to evaluate and manage the market, credit and other risks to which we are exposed. Nonetheless, our ability to manage risk exposure can never be completely or accurately predicted or fully assured. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments can have a material adverse effect on our results of operations and financial condition. The consequences of these developments can include losses due to adverse changes in inventory values, decreases in the liquidity of trading positions, higher volatility in earnings, increases in our credit risk to customers as well as to third parties and increases in general systemic risk.

Credit risk exposes us to losses caused by financial or other problems experienced by third parties.

We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties include:

o   trading counterparties;
o   customers;
o   clearing agents;
o   exchanges;
o   clearing houses; and
o   other financial intermediaries as well as issuers whose securities we hold.

These parties may default on their obligations owed to us due to bankruptcy, lack of liquidity, operational failure or other reasons. This risk may arise, for example, from:

o   holding securities of third parties;
o executing securities trades that fail to settle at the required time due to non-delivery by the counterparty or systems failure by clearing agents, exchanges, clearing houses or other financial intermediaries; and
o extending credit to clients through bridge or margin loans or other arrangements.

Significant failures by third parties to perform their obligations owed to us could adversely affect our revenues and perhaps our ability to borrow in the credit markets.

We may have difficulty retaining or recruiting our independent contractors.

We are dependent upon the independent contractor model for our retail brokerage business. As such, approximately 81% of our retail registered representatives are independent contractors. We are exposed to the risk that a large group of independent contractors leave the firm or decide to affiliate with another firm and that we are unable to recruit suitable replacements. A loss of a large group of our independent contractors could have a material adverse impact on our ability to generate revenue in the retail brokerage business.

We may have difficulty effectively managing our growth.

Over the past several years, we have experienced significant growth in our business activities through a variety of transactions. We expect our business to continue to grow through similar transactions as well as organically. Future growth through mergers, acquisitions and other such transactions involves numerous risks such as:

o difficulties and expenses incurred in connection with the subsequent assimilation of the operations and services or products of the acquired company;
o        the potential loss of key employees of the acquired company; and
o        the diversion of management's attention from other business concerns.

If we are unable to effectively address these risks, we may be required to restructure the acquired business or write off the value of some or all of the assets of the acquired business. Further, this type of growth requires increased investments in management personnel, financial and management systems and controls as well as facilities. We cannot be assured that we will experience parallel growth in these areas. If these areas do not grow at the same time, our operating margins may decline from current levels.

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

The securities industry is rapidly evolving, intensely competitive and has few barriers to entry. We expect competition to continue to intensify in the future. Many of our competitors have significantly greater financial, technical, marketing and other resources than we do. They may also offer a wider range of services and financial products and have greater name recognition and a larger client base than we do. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements. They may also be able to undertake more extensive promotional activities, offer more attractive terms to clients, and adopt more aggressive pricing policies. We may not be able to compete effectively with current or future competitors and competitive pressures faced by us may harm our business.

The precautions we take to prevent and detect employee misconduct may not be effective, and we could be exposed to unknown and unmanaged risks or losses.

We run the risk that employee misconduct could occur. Misconduct by employees could include:

o employees binding us to transactions that exceed authorized limits or present unacceptable risks to us;
o employees hiding unauthorized or unsuccessful activities from us; or
o the improper use of confidential information.

These types of misconduct could result in unknown and unmanaged risks or losses to us including regulatory sanctions and serious harm to our reputation. The precautions we take to prevent and detect these activities may not be effective. If employee misconduct does occur, our business operations could be materially adversely affected.

We may experience losses associated with securities laws violations and litigation.

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

     In the normal course of business, our operating subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer and as a result of other business activities. In general, the cases involve various allegations that our employees mishandled customer accounts. We believe that, based on our historical experience and the reserves established by us, the resolution of the claims presently pending will not have a material adverse effect on our financial condition. However, although we typically reserve an amount we believe will be sufficient to cover any damages assessed against us, we have in the past been assessed damages that exceeded our reserves. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and fail to appropriately reserve, our financial condition may be materially adversely affected.

Our directors, executive officers and senior managers control over 60% of our common stock voting rights and may have interests differing from those of other stockholders.

     Our directors, executive officers and senior managers control over 60% of our outstanding common stock, directly as stockholders and indirectly through control relationships with other stockholders. There is no supermajority vote required by our Certificate of Incorporation with regard to matters requiring stockholder approval. These directors and executive officers, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions including mergers, consolidations and the sale of substantially all of our assets. This control could have the effect of delaying or preventing a third party from acquiring or merging with us, which could hinder stockholders' ability to receive a premium for their shares.

Our "vFinance" brand may not achieve the broad recognition necessary to succeed.

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

Although a significant portion of our business is conducted using traditional methods of contact and communications such as face-to-face meetings, a portion of our business is conducted through the Internet. We could experience system failures and degradations in the future. We cannot assure you that we will be able to prevent an extended system failure if any of the following events occur:

o        human error;
o        subsystem, component, or software failure;
o        a power or telecommunications failure;
o        an earthquake, fire, or other natural disaster or act of God;
o        hacker attacks or other intentional acts of vandalism; or
o        terrorists acts or war.

Failure to adequately protect the integrity of our computer systems and safeguard the transmission of confidential information could harm our business.

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

Our success depends significantly on the continued services of our senior management, especially Leonard J. Sokolow, our Chairman and Chief Executive Officer. Losing Mr. Sokolow or any of our subsidiaries' other key executives could seriously harm our business. We cannot assure you that we will be able to retain our key executives or that we would be able to replace any of our key executives if we were to lose their services for any reason. Competition for these executives is intense. If we had to replace any of these key executives, we would not be able to replace the significant amount of knowledge that these key executives have about our operations. We do not maintain "key person" insurance policies on any of our executives.

Our operating broker-dealer subsidiaries extend credit to their clients and are subject to risks as a result.

     Our broker-dealers, vFinance Investments and EquityStation, clear all transactions for customers on a fully-disclosed basis with their clearing brokers, NFS, Jefferies, Merrill Lynch Pierce Fenner & Smith (Broadcoart Clearing Division, Fortis Clearing, Legent Clearing and North American Clearing. These clearing brokers carry and clear all customer securities accounts. A limited portion of the customer securities activities for both broker-dealers are transacted on a "margin" basis, pursuant to which credit is extended to customer. The credit extended to customers (a) is secured by cash and securities in customer accounts, or (b) involves (i) "short sales" (i.e., the sale of securities not yet purchased) or (ii) the purchase and sale of commodity futures contracts, substantially all of which are transacted on a margin basis. These risks are increased during periods of volatile markets in which the value of the collateral held could fall below the amount borrowed by clients. If margin requirements are not sufficient to cover losses, our broker-dealers may be required to sell or buy securities at prevailing market prices and incur losses to satisfy their client obligations.

We may underwrite securities through vFinance Investments and are subject to losses relating to a decline in the market value of securities that we hold in inventory and to potential liability for engaging in underwriting activities.

The underwriting activities of vFinance Investments involve the purchase, sale or short sale of securities as a principal. As an underwriter, vFinance Investments purchases securities on a "firm commitment" basis and is subject to risk that it may be unable to resell securities or be required to dispose of securities at a loss. In connection with our investment-banking activities in which vFinance Investments acts as a manager or co-manager of public offerings of securities, we expect to make increased commitments through vFinance
Investments of capital to market-making activities in securities of those issuers. Any additional concentration of capital in the securities of those issuers held in inventory will increase the risk of loss from possible declines in the market price of those securities. In addition, under federal securities laws, other laws and court decisions with respect to underwriters' liabilities and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to securities offerings. Our potential liability through vFinance Investments as an underwriter is generally not covered by insurance. Moreover, underwriting commitments constitute a charge against net capital and the ability of vFinance Investments to make underwriting commitments may be limited by the requirement that it must at all times be in compliance with the net capital rule.

Our success and ability to compete depend to a significant degree on our intellectual property.

We rely on copyright and trademark law, as well as confidentiality arrangements, to protect our intellectual property. We own the following federally registered marks: vFinance, Inc.(R), vFinance.com, Inc.(R), AngelSearch(R), Direct2Desk(R) and Hedge Fund Accelerator(R). We currently do not have any patents. The concepts and technologies we use may not be patentable. Our competitors or others may adopt product or service names similar to "vFinance.com," thereby impeding our ability to build brand identity and possibly leading to client confusion. Our inability to adequately protect the name "vFinance.com" would seriously harm our business. Policing unauthorized use of our intellectual property is made especially difficult by the global nature of the Internet and the inherent difficulty in controlling the ultimate destination or security of software or other data transmitted on it.

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

Our Board of Directors has the authority, without further action by the stockholders, to issue up to 2.5 million shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions in each series of the preferred stock, including:

o        dividend rights;
o        conversion rights;
o voting rights, which may be greater or lesser than the voting rights of the common stock;
o        rights and terms of redemption;
o        liquidation preferences; and
o        sinking fund terms.

The issuance of shares of preferred stock could adversely affect the voting power of holders of our common stock and the likelihood that these holders will receive dividends and payments upon our liquidation and could have the effect of delaying, deferring or preventing a change in control of the Company. We have no current plans to issue any additional preferred stock in the next twelve months. Although the issuance of preferred stock may be necessary in order to raise additional capital.

Our stock price has been and continues to be volatile.

The market price for our common stock could fluctuate due to various factors. These factors include:

o announcements regarding developments in our business, acquisitions and financing transactions;
o announcements by us or our competitors of new contracts, technological innovations or new products;
o   changes in government regulations;
o   fluctuations in our quarterly and annual operating results; and
o   general market conditions.

In addition, the stock markets have, in recent years, experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Market fluctuations, as well as economic conditions, have adversely affected, and may continue to adversely affect, the market price of our common stock.

There are risks associated with our stock trading on the OTC Bulletin Board rather than a national exchange.

There are significant consequences associated with our stock trading on the OTC Bulletin Board rather than a national exchange. The effects of not being able to list our securities on a national exchange include:

o        limited release of the market prices of our securities;
o        limited news coverage;
o        limited interest by investors in our securities;
o        volatility of our stock price due to low trading volume;
o increased difficulty in selling our securities in certain states due to "blue sky" restrictions; and
o limited ability to issue additional securities or to secure additional financing.

Because our common stock is subject to penny stock rules, a stockholder may have greater difficulty selling shares.

     The Securities Enforcement and Penny Stock Reform Act of 1990 applies to stocks characterized as "penny stocks," and requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

The exceptions include exchange-listed equity securities and any equity security issued by an issuer that has:

o net tangible assets of at least $2.0 million, if the issuer has been in continuous operation for at least three years;
o net tangible assets of at least $5.0 million, if the issuer has been in continuous operation for less than three years; or
o   average annual revenue of at least $6.0 million for the last three years.

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

Stockholders holdings may be diluted as a result of additional stock issuances.

     As of March 26, 2006, we had outstanding approximately 54.4 million shares of common stock, options to purchase an approximate total of 15.6 million shares of common stock and warrants to purchase an approximate total of 3.9 million shares of common stock. We are authorized to issue up to 100.0 million shares of common stock and are therefore able to issue additional shares without being required to obtain stockholder approval. If we issue additional shares, or if our existing stockholders exercise or convert their outstanding options or notes, our other stockholders may own a smaller percentage of the Company.

ITEM 2.   PROPERTIES.

     Our corporate headquarters are located in Boca Raton, Florida. This property and our other three locations in New York, New York, Mt. Laurel, New Jersey and Boca Raton, Florida are leased. We consider these facilities to be reasonably insured and adequate for the foreseeable needs of our Company.

ITEM 3.   LEGAL PROCEEDINGS.

     From time to time we, and/or one of our subsidiaries, are named as a party to a lawsuit that has arisen in the ordinary course of business. Although it is possible that losses exceeding amounts already recorded may be incurred upon ultimate resolution of these existing legal proceedings, we believe that such losses, if any, will not have a material adverse effect on our business, results of operations or financial position; however, unfavorable resolution of each matter individually or in the aggregate could affect the consolidated results of operations for the quarterly and annual periods in which they are resolved.

     The businesses of vFinance Investments and EquityStation involve substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied customers for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions that generally seek rescission and substantial damages.

     In the ordinary course of business, we and/or our subsidiaries may be parties to other legal proceedings and regulatory inquiries, the outcome of which, either singularly or in the aggregate, is not expected to be material. There can be no assurance however that any sanctions will not have a material adverse effect on our financial condition or results of operations and/or our subsidiaries. The following is a brief summary of certain matters pending against or involving us and our subsidiaries.

     On or about February 28, 2005, Knight Equity Markets, LP ("Knight") filed an arbitration action (NASD Case No. 05-01069) against vFinance Investments claiming that vFinance Investments received roughly $6.5 million in dividends that rightfully belong to Knight. vFinance Investments asserted that the dividends actually went to two of its clients, Pearl Securities LLC ("Pearl Securities") and Michael Balog, and that vFinance Investments has no liability. vFinance Investments filed third party claims against Pearl Securities and Michael Balog to bring all of the parties into the action. Knight is seeking approximately $6.5 million in damages plus costs, attorney fees and punitive damages. vFinance Investments denies any liability to Knight and intends to vigorously defend against Knight's claims.

     On or about September 27, 2005, John S. Matthews filed an arbitration action (NASD Case No. 05-014991) against us, claiming that we wrongfully terminated his independent contractor agreement with us and that we "stole" his clients and brokers. Mr. Matthews has obtained a temporary restraining order and an agreed upon injunction was issued by the NASD panel. Mr. Matthews and JMS Capital Holding Corp. ("JMS"), a plaintiff in the arbitration action, also request unspecified damages resulting from our alleged improper activity. The full hearing on the merits was postponed and has not yet been rescheduled. We intend to vigorously defend this matter. In addition to contesting and defending against JSM's and Mr. Matthews claims, we filed a counterclaim for indemnity based upon the contractual agreement between the parties.

     On or about April 2005 Gregory F. and Ruth A. Whitten filed an arbitration action (NASD Case No. 05-02103) with NASD naming vFinance Investments, Inc., as a Co-Respondent. The Statement of Claim filed in this action alleges, negligent and intentional misrepresentations, breach of fiduciary duty, violation of Washington State Securities Act, and violation of the Washington Consumer Protection Act , in connection with the handling of claimants' brokerage accounts by Robert Agriogianis. The Statement of Claim alleges compensatory damages in excess of $445,000 plus interest, costs, and attorney's fees. vFinance has filed an Answer and Affirmative Defenses with NASD and discovery is substantially complete. The Final Hearing is set for May 2, 3, & 4, 2007. vFinance Investments denies any liability to Gregory F. and Ruth A. Whitten and intends to vigorously defend against their claim.

     We are engaged in a number of other legal proceedings incidental to the conduct of our business. These claims aggregate withing the range of $50,000 to $260,000.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At our annual meeting of shareholders held on November 28, 2006, our shareholders voted on the following three matters:

1. The election of two directors to serve for a term expiring at the next annual meeting or until their respective successors have been duly elected and qualified.

     2. To approve an amendment to our Certificate of Incorporation to increase the number of authorized shares from 75 million to 100 million.

3. The ratification of the appointment of our independent registered accounting firm for the year ending December 31, 2006.

     Both of the director nominees were elected based on the following votes:

           Name                Votes Cast For           Votes Withheld

     Leonard J. Sokolow         35,262,875                 336,434

     Timothy E. Mahoney         34,523,875               1,075,434

     On December 29, 2006, we entered into a resignation agreement with Mr. Mahoney, pursuant to which Mr. Mahoney resigned from his positions as the Chairman of our Board of Directors and Chief Operating Officer, effective January 4, 2007. See "Directors, Executive Officers and Corporate Governance" in
Part III, Item 10 of this Annual Report of Form 10-K.

     The approval of an amendment to our Certificate of Incorporation to increase the number of authorized shares from 75 million to 100 million was ratified based on the following votes.

  Votes Cast For              Votes Cast Against            Votes Abstained

  34,318,462                       1,178,844                     102,003

     The approval of Sherb & Co., LLP as our independent registered public accounting firm for the year ending December 31, 2006 was ratified based on the following votes.

Votes Cast For                 Votes Cast Against            Votes Abstained

 35,278,547                          320,762                         -

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information, Holders and Dividends

     Our common stock, par value $0.01 per share, is traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "VFIN."

     The following table sets forth the closing high and low price information for our common stock for the periods indicated below, as reported by the National Quotation Bureau during such periods:


                                 High           Low
                           ------------   ------------
2006:
   Fourth Quarter               $ 0.27         $ 0.18
   Third Quarter                $ 0.25         $ 0.18
   Second Quarter               $ 0.31         $ 0.18
   First Quarter                $ 0.28         $ 0.16

2005:
   Fourth Quarter               $ 0.21         $ 0.15
   Third Quarter                $ 0.22         $ 0.15
   Second Quarter               $ 0.33         $ 0.17
   First Quarter                $ 0.37         $ 0.23


     The foregoing quotations supplied by the National Quotations Bureau reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

     On March 26, 2007, the closing price of our common stock was $0.19, as reported on the OTC Bulletin Board of the NASD. The number of stockholders of record for the common stock as of March 26, 2007 was 293.

     We are  authorized to issue 100 million  shares of common  stock,  of which
54.4 million shares were issued and outstanding as of March 26, 2007. We are authorized to issue up to 2.5 million shares of preferred stock, none of which are currently issued or outstanding.

     We have not paid any cash dividends since inception, and we do not anticipate paying any cash dividends in the foreseeable future.

     Our transfer agent is Continental Stock Transfer & Trust Company, New York, New York 10004.

Recent Sales of Unregistered Securities

     On October 16, 2006, we entered into a settlement agreement with Henry S. Snow, Sandra L. Snow, Michael Golden and Ben Lichtenberg to settle a suit filed against us alleging breach of contract and unjust enrichment and seeking damages of $250,000 plus interest and court costs. Pursuant to the terms of the now settlement agreement, we issued 1,000,000 shares of our common stock to Henry S. Snow and Sandra L. Snow. The closing price of our common stock on October 16, 2006 was $0.20 per share. The transaction was exempt from registration under
Section 4(2) of the Securities Act.

     In November 2004, in accordance with the terms of the Global Acquisition agreements, we delivered into escrow 8,324,690 shares of our common stock, and warrants to purchase 3,299,728 shares of our common stock at a price of $0.11 per share. After the shares and warrants were deposited in escrow, a dispute arose among the parties over the amount of the shares and warrants that were deposited in escrow and the value of such securities. On November 7, 2006, we and vFinance Investments entered into a settlement and escrow release agreement, pursuant to which the securities issued in the name of Global and Level2 were cancelled. In lieu thereof, we issued 3,288,253 and 3,288,252 shares of our common stock to Global and Level2, respectively. We also issued warrants to purchase 1,303,393 and 1,303,392 shares of our common stock at a price of $0.11 per share to Global and Level2, respectively. The closing price of our common stock on November 7, 2006 was $0.22 per share. We issued the shares and warrants to Global and Level2 pursuant to the transactional exemption under Section 4(2) of the Securities Act of 1933.

     On May 11, 2006, under the terms of the asset purchase agreement with Sterling Financial, we issued 13 million shares of our common stock to SFGC in exchange for the acquired assets. The closing price of our common stock on May 11, 2006 was $0.25 per share. Such securities were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.

Issuer Purchases of Equity Securities

     None.

Performance Graph

         The following graph and table compare the cumulative total stockholder return on our common stock from December 31, 2001 through December 31, 2006 with the performance of: (i) the Russell 2000 Index and (ii) the DJ Select Microcap indices. We have created these comparisons using data derived from Yahoo! Finance. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future performance. The graph and table assume investments of $100 in our stock and each index on December 31, 2001.




                                [GRAPHIC OMITTED]




                                            Cumulative Total Return

                            2001       2002       2003         2004        2005        2006
                         ----------- --------- -----------  ----------- ----------- -----------
vFinance, Inc.               100.00     15.79       33.33        43.86       29.82       36.84
Russell 2000                 100.00     78.42      114.00       133.38      137.81      161.24
DJ Select Microcap           100.00     97.28      153.90       178.56      192.42      221.98


ITEM 6.                  SELECTED FINANCIAL DATA.


                                                               As of and for the Years Ended December 31,
                                          ------------------------------------------------------------------------------------------
                                                2006                2005            2004                2003              2002
                                                                 (Restated        (Restated          (Restated         (Restated
                                                                and Revised)      and Revised)      and Revised)       and Revised)
                                          ----------------   ----------------   -----------------  -----------------  --------------
(In thousands, except per share data)

Net revenues                                   $ 38,594.9         $ 26,070.7     $ 26,500.0         $ 24,601.8         $ 19,399.7
Income (loss) from operations                    (2,258.4)          (1,162.2)       1,517.8              493.5           (1,796.5)
Gain on forgiveness of debt                             -                  -        1,500.0                  -                  -
Net income (loss)                              $ (2,133.5)        $   (999.6)    $  2,454.8         $    320.4         $ (2,431.9)

Net income (loss) per share: basic             $    (0.04)        $    (0.02)    $     0.07         $     0.01         $    (0.09)
Wt. avg. shares outstanding: basic               48,714.8           40,049.7       33,773.3           29,609.1           26,716.4

Net income (loss) per share: diluted           $    (0.04)        $    (0.02)    $     0.07         $     0.01         $    (0.09)
Wt. avg. shares outstanding: diluted             48,714.8           40,049.7       35,840.2           29,963.4           26,716.4

Total assets                                   $ 11,643.2         $  8,897.0     $  9,814.1         $  6,378.5         $  5,129.2
Long-term debt including capital lease,             125.6         $    225.1     $        -         $  1,889.6         $  1,701.6
obligations, net of current portion
Shareholders' equity                           $  6,899.7         $  4,974.5     $  6,085.7         $  1,273.9         $    849.4


     See Notes 1, 4, 8 and 9 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report of Form 10-K for discussions of the effect of restating and revising certain items in our historical financial statements, acquisitions, shareholders' equity and stock options, respectively, and their effect on comparability of year-to-year data. See "Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for a discussion of our dividend policy.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following discussion in conjunction with Part I, including matters set forth in the "Risk Factors" section of this Form 10-K, and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

     We have restated and revised certain amounts in our 2005 and 2004 Consolidated Financial Statements as a result of comments we received from the staff of the Securities and Exchange Commission. As a result of these restatements and revisions, our total revenues and income (loss) from operations increased (decreased) from previously reported amounts by $244.4 thousand and $(137.7) thousand, respectively, in 2005 and $170.7 thousand and $(17.6) thousand, respectively, in 2004. Additionally, our net income (loss) increased (decreased) from previously reported amounts by $137.7 thousand ($0.01 per share) and $(128.0) thousand ($0.01 per share) in 2005 and 2004, respectively. See Note 1 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional discussion of the restatement and revision.

     In addition to the aforementioned restatement and revision, certain reclassifications of amounts previously reported have been made to the accompanying Consolidated Financial Statements in order to maintain consistency and comparability between periods presented.

     Overview

     We are a global financial services company which specializes in high growth opportunities. Our insight into this marketplace flows from three principal lines of business: providing investment banking and advisory services to micro, small and mid-cap high growth companies; making markets in over 3,000 micro and small cap stocks; and offering information services on our website, a leading destination for emerging companies seeking capital and investors seeking opportunities. Due to our focus, we believe we are uniquely positioned to offer alternative investments to institutional and high net-worth investors seeking to outperform market indices in addition to offering a full range of investment options. With over 40 offices in the U.S. and other parts of the world, we serve more than 12,000 corporate, institutional and high net worth clients. vFinance Investments, Inc. ("vFinance Investments, Inc.") and EquityStation, Inc. ("EquityStation"), both our subsidiaries, are broker-dealers registered with the Securities and Exchange Commission ("SEC"), and members of National Association of Securities Dealers ("NASD") and Securities Investor Protection Corporation ("SIPC"). vFinance Investments is also a member of the National Futures Association ("NFA").

     In May 2006, we completed the acquisition of select assets of Sterling Financial Group (the "Sterling Financial Acquisition"), following the acquisition of certain assets of Global Partners Securities, Inc. ("Global") and 100% of the issued and outstanding equity securities of EquityStation in November 2004 (the "Global Acquisition"). These acquisitions are reflected in our financial statements from their respective transaction dates, affecting the comparability of our results of operations in the years ended December 31, 2006, 2005 and 2004, as discussed in the sections that follow. See Note 4, "Acquisitions," to our Consolidated Financial Statements included in Item 8 contained in this Annual Report on Form 10-K for further information about the Sterling Financial and Global Acquisitions.

     The largest portion of our revenues, 62%, 72% and 65% in 2006, 2005 and 2004, respectively, was attributable to retail brokerage commissions and other brokerage-related income generated by our wholly owned broker-dealer subsidiaries, vFinance Investments and EquityStation. Our retail brokerage operations buy and sell securities for our customers from other dealers on an agency basis, and charge our customers a commission for our services. Such commission revenue is derived from brokerage transactions in listed and over-the-counter securities and mutual fund securities. We also generated 25%, 16% and 19% of our revenues through trading profits generated in our market making activities in 2006, 2005 and 2004, respectively. The majority of our remaining revenues are derived primarily from investment banking-related success and consulting fees.

     We reported a net loss of $2.1 million ($0.04 per basic and diluted share) in 2006, compared to $1.0 million ($0.02 per basic and diluted share) in 2005. Our revenues increased $12.5 million in 2006, or 48%, principally as a result of the Sterling Financial Acquisition and improved market conditions for our investment banking and trading businesses. Increases in compensation, commissions and benefit expenses, clearing and transaction costs and occupancy and equipment costs related to the increased revenues and the Sterling Financial Acquisition offset these increased revenues. Additionally, we recorded $448.2 thousand of stock-based compensation expense in 2006 compared to $19.4 thousand in 2005, as a result of the implementation of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"). Our depreciation and amortization expense also increased by $512.4 thousand in 2006, primarily as a result of amortization expense recorded in connection with the Sterling Financial Acquisition.

     We reported a net loss of $1.0 million ($0.02 per basic and diluted share) in 2005, compared to net income of $2.4 million ($0.07 per basic and diluted share) in 2004. During 2005, our revenues decreased $429.3 thousand, or 2%, primarily as a result of less favorable market conditions for the investment banking and trading businesses in 2005 than in 2004, while our clearing and transaction costs increased $737.9 thousand in 2005, principally as a result of the addition of the EquityStation platform business and increases in execution fees for wholesale trading. Additionally, our depreciation and amortization expense increased $280.2 thousand in 2005, primarily as a result of the Global Acquisition, and we recorded a goodwill impairment charge of $420.0 thousand. During 2004, we recorded a $1.5 million gain on forgiveness of debt, in connection with the termination of a credit agreement.

Results of Operations

     The following table and discussion summarizes the changes in the major revenue and expense categories for the past three years, with 2005 and 2004 having been restated:

                                                                  As of and for the Years Ended December 31,
                                         ------------------------------------------------------------------------------------------
                                            2006         2005         Change      % Change      2004         Change      % Change
                                         ------------ ------------  -----------  ----------------------- ------------- ------------
 Revenues:
    Commissions - agency                  $ 20,323.7   $ 15,941.2    $ 4,382.5       27 %    $ 14,571.9     $ 1,369.3         9 %
    Trading profits                          9,606.0      4,177.4      5,428.6      130 %       5,156.8        (979.4)      (19)%
    Success fees                             4,523.5      2,250.5      2,273.0      101 %       3,395.6      (1,145.1)      (34)%
    Other brokerage related income           3,546.0      2,837.6        708.4       25 %       2,567.5         270.1        11 %
    Consulting fees                            375.4        523.6       (148.2)     (28)%         370.8         152.8        41 %
    Other                                      220.3        340.4       (120.1)     (35)%         437.4         (97.0)      (22)%
                                         ------------ ------------  -----------  --------- ------------- ------------- -----------
         Total revenues                     38,594.9     26,070.7     12,524.2       48 %      26,500.0        (429.3)       (2)%
                                         ------------ ------------  -----------  --------- ------------- ------------- -----------

 Compensation, commissions and benefits     31,232.0     20,313.3     10,918.7       54 %      19,791.0         522.3         3 %
 Clearing and transaction costs              4,337.2      2,977.2      1,360.0       46 %       2,239.3         737.9        33 %
 General and administrative costs            3,158.8      2,332.8        826.0       35 %       2,310.2          22.6         1 %
 Occupancy and equipment costs               1,166.6        743.3        423.3       57 %         475.6         267.7        56 %
 Depreciation and amortization                 958.7        446.3        512.4      115 %         166.1         280.2       169 %
 Goodwill impairment                               -        420.0       (420.0)     100 %             -         420.0        nm
                                         ------------ ------------  -----------  --------- ------------- ------------- -----------
         Total operating costs              40,853.3     27,232.9     13,620.4       50 %      24,982.2       2,250.7         9 %
                                         ------------ ------------  -----------  --------- ------------- ------------- -----------
    Income (loss) from operations           (2,258.4)    (1,162.2)    (1,096.2)      94 %       1,517.8      (2,680.0)     (177)%
                                         ------------ ------------  -----------  --------- ------------- ------------- -----------
 Other income (expenses):
    Gain on forgiveness of debt                    -            -            -        0 %       1,500.0      (1,500.0)     (100)%
    Interest income                             85.3         82.6          2.7        3 %          35.1          47.5       135 %
    Interest expense                           (59.7)       (30.7)       (29.0)      94 %        (394.4)        363.7       (92)%
    Dividend income                             22.5          5.9         16.6      281 %          27.3         (21.4)      (78)%
    Other income (expense), net                 76.8        104.8        (28.0)     (27)%        (231.0)        335.8        nm
                                         ------------ ------------  -----------  --------- ------------- ------------- -----------
         Total other income (expense)          124.9        162.6        (37.7)     (23)%         937.0        (774.4)      (83)%
                                         ------------ ------------  -----------  --------- ------------- ------------- -----------
 Income (loss) before income taxes          (2,133.5)      (999.6)    (1,133.9)     113 %       2,454.8      (3,454.4)     (141)%
 Income tax benefit (provision)                    -            -            -       nm           (40.0)         40.0      (100)%
                                         ------------ ------------  -----------  --------- ------------- ------------- -----------
    Net income (loss)                     $ (2,133.5)    $ (999.6)  $ (1,133.9)     113 %     $ 2,414.8    $ (3,414.4)     (141)%
                                         ============ ============  ===========  ========= ============= ============= ===========

    nm - not meaningful

                                                                           -33-

     Revenues

                                                            As of and for the Years Ended December 31,
                                         -------------------------------------------------------------------------------------
                                            2006          2005       Change      % Change     2004       Change     % Change
                                                       (Restated                           (Restated
                                                      and Revised)                        and Revised)
                                         ------------ -----------  ------------  -------- ------------ -----------  ----------
 Revenues:
   Commissions - agency                   $ 20,323.7  $ 15,941.2     $ 4,382.5      27 %   $ 14,571.9   $ 1.369.3        9 %
   Trading profits                           9,606.0     4,177.4       5,428.6     130 %      5,156.8      (979.4)     (19)%
   Success fees                              4,523.5     2,250.5       2,273.0     101 %      3,395.6    (1,145.1)     (34)%
   Other brokerage related income            3,546.0     2,837.6         708.4      25 %      2,567.5       270.1       11 %
   Consulting fees                             375.4       523.6       (148.2)     (28)%        370.8       152.8       41 %
   Other                                       220.3       340.4       (120.1)     (35)%        437.4       (97.0)     (22)%
                                         ------------ -----------  ------------  -------- ------------ -----------  --------
        Total revenues                    $ 38,594.9   $26,070.7    $ 12,524.2      48 %   $ 26,500.0      (429.3)      (2)%
                                         ============ ===========  ============  ======== ============ ===========  ========


     In 2006, total revenues increased $12.5 million, or 48%, primarily as a result of the Sterling Financial Acquisition and more favorable market conditions. Approximately 43% of the $12.5 million increase is attributable to increased trading profits, derived from the customer relationships acquired from Sterling Financial in May 2006 and generally more favorable trading conditions in our market making activities. An additional 35% of the 2006 revenue increase resulted from higher agency commissions, attributable to the addition of new brokers, through both the Sterling Financial Acquisition and other brokers hired independently. The majority of the remaining increase was due to higher revenues from success fees relating to investment banking transactions, resulting primarily from more favorable market conditions in 2006. Non-cash revenues derived from success fees increased to $2.0 million in 2006 from $487.5 thousand in 2005.

     Total revenues decreased 2% in 2005 compared to 2004, primarily as a result of 19% and 34% decreases in trading profits and success fees, respectively, resulting from less favorable market conditions in 2005 than in 2004 for the trading and investment banking businesses, respectively. Partially offsetting these factors, was a 9% increase in retail agency commissions, attributable to a $1.6 million increase in revenues from the customer relationships recorded in the Global Acquisition, derived from having a full year of operations in 2005, compared to two months in 2004.

Operating Expenses

                                                             As of and for the Years Ended December 31,
                                         ----------------------------------------------------------------------------------------
                                                         2005                                     2004
                                                       (Restated                    %          (Restated                    %
                                              2006    and Revised)     Change    Change      and Revised)     Change      Change
                                         ------------ -----------  ------------ --------- ----------------- -----------  --------

 Compensation, commissions and benefits   $ 31,232.0  $ 20,313.3    $ 10,918.7      54 %        $ 19,791.0     $ 522.3       3 %
 Clearing and transaction costs              4,337.2     2,977.2       1,360.0      46 %           2,239.3       737.9      33 %
 General and administrative costs            3,158.8     2,332.8         826.0      35 %           2,310.2        22.6       1 %
 Occupancy and equipment costs               1,166.6       743.3         423.3      57 %             475.6       267.7      56 %
 Depreciation and amortization                 958.7       446.3         512.4     115 %             166.1       280.2     169 %
 Goodwill impairment                               -       420.0        (420.0)   (100)%                 -       420.0      nm
                                         ------------ -----------  ------------ --------- ----------------- -----------  --------
        Total operating costs             $ 40,853.3  $ 27,232.9    $ 13,620.4      50 %        $ 24,982.2   $ 2,250.7       9 %
                                         ============ ===========  ============ ========= ================= ===========  ========
   nm - not meaningful

     Compensation, commissions and benefits.

     Compensation, commissions and benefits increased $10.9 million, or 54%, in 2006. Compensation, commissions and benefits are correlated with to our revenues, which increased 48% in 2006, primarily as a result of the Sterling Financial Acquisition. We also recorded $448.2 thousand of compensation expense in connection with the adoption of SFAS No. 123R, effective January 1, 2006. Additional increases in compensation, commissions and benefits are attributable to increased benefit costs, particularly health insurance premiums. Non-cash compensation paid increased to $1.4 million in 2006 from $158.1 thousand in 2005.

     Compensation, commissions and benefits increased $522.3 thousand, or 3%, in 2005, primarily as a result of increased personnel to support our growth resulting, in part, from the Global Acquisition, including the addition of a new senior management positions and new staff positions.

     Clearing and transaction costs.

     Clearing and transaction costs increased $1.4 million in 2006, or 46%, primarily as a result of an increase in transaction volume attributable to customer relationships acquired in the Sterling Financial Acquisition and the addition of other independent brokers.

     Clearing and transaction costs increased $737.9 thousand in 2005, or 33%, primarily as a result of the addition of the EquityStation trading platform business and increases in execution fees for wholesale trading, resulting in higher average transaction costs associated with trading activities.

     General and administrative costs.

     General and administrative expenses increased $826.0 thousand in 2006, or 35%, primarily as a result of (i) a $303.0 thousand increase in legal fees, primarily associated with litigation and arbitration matters, (ii) $261.3 thousand of non-cash costs associated with the issuance of equity in connection with arbitration settlements, and (iii) the forgiveness of $215.0 thousand due from an unconsolidated affiliate.

     General and administrative expenses increased $22.6 thousand in 2005, or 1%, primarily as a result of the addition of a disaster recovery site in Mt. Laurel, New Jersey. In addition, we incurred non-cash expenses in 2005 of $80.0 thousand for the impairment of our investment in an unconsolidated affiliate.

     Occupancy and equipment costs.

     Occupancy and equipment expenses increased $423.3 thousand in 2006, or 57%, primarily as a result of the occupancy and equipment costs associated with the Sterling Financial Acquisition.

     In 2005, occupancy and equipment expenses increased $267.7 thousand, or 56%, primarily as a result of increased rent expense due to expansion of our leased facilities at the corporate offices in Boca Raton and New York City and the addition of a disaster recovery leased location in Mt. Laurel, New Jersey.

     Depreciation and amortization.

     Depreciation and amortization increased $512.4 thousand in 2006, or 115%, primarily as a result of the amortization expense associated with the customer relationships from the Sterling Acquisition.

     In 2005, depreciation and amortization increased $280.2 thousand, or 169%, primarily as a result of the amortization expense associated with the customer relationships from the EquityStation Acquisition.

     Goodwill impairment.

     In 2005, we recorded goodwill impairment charges of $420.0 thousand to write-off goodwill from a prior period acquisition, when certain brokers left the firm and we determined there was no longer value remaining in the goodwill recorded in connection with the acquisition. We had no goodwill remaining at December 31, 2006 or 2005.

Other Income (Expense)

                                                              As of and for the Years Ended December 31,
                                          -----------------------------------------------------------------------------------------
                                                          2005                                   2004
                                                        (Restated                    %         (Restated                      %
                                               2006    and Revised)     Change    Change      and Revised)     Change      Change
 Other income (expenses):                 ------------ -----------  ------------ --------- ----------------- -----------  ---------
   Gain on forgiveness of debt              $     -     $     -      $     -         nm      $ 1,500.0       $(1,500.0)     (100)%
   Interest income                             85.3        82.6          2.7          3 %         35.1            47.5       135 %
   Interest expense                           (59.7)      (30.7)       (29.0)        94 %       (394.4)          363.7       (92)%
   Dividend income                             22.5         5.9         16.6        281 %         27.3           (21.4)      (78)%
   Other income (expense), net                 76.8       104.8        (28.0)       (27)%       (231.0)          335.8        nm
                                         ------------ -----------  ------------ --------- ----------------- -----------  ----------
        Total other income (expense)        $ 124.9     $ 162.6      $ (37.7)       (23)%    $   937.0       $ (774.4)       (83)%
                                         ============ ===========  ============ ========= ================ ============  ==========
   nm - not meaningful


     During 2004, we recorded a $1.5 million gain on forgiveness of debt as a result of an agreement between us and our clearing broker, pursuant to which our clearing broker agreed to repay a credit facility under which we owed $1.5 million. See Note 11 to the Consolidated Financial Statements contained in Item 8 to this Annual Report on Form 10-K for additional discussion on this gain.

     Interest expense increased $29.0 thousand in 2006, or 94% primarily as a result of an increase in capital lease obligations arising from acquisitions of computer equipment. Interest expense decreased $363.7 thousand in 2005, or 92%, primarily as a result of the elimination of interest expenses associated with the $1.5 million of debt forgiven in 2004.

     Other income, net decreased $28.0 thousand in 2006, or 27%, primarily because 2005 results included income from an arbitration settlement, which did not recur in 2006, Partially offseting this factor was by sublease rental income recorded in connection with the sublease of property assumed in connection with the Sterling Financial Acquisition.

     We recorded other income, net of $104.8 thousand in 2005, compared to other expense, net of $231.0 thousand in 2004. Other income, net included $62.5 thousand received in the settlement of a legal matter in 2005. Other expenses, net, were comprised primarily of $231.6 thousand of conversion premium expense recorded in connection with a note conversion in 2004.

Income Tax Provision (Benefit)

     We account for income taxes in accordance with the provision of SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of December 31, 2006 and 2005 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

     We did not record a provision for income taxes in 2006 or 2005 as a result of the net loss we recorded in those periods.

     We recorded a provision for income taxes of $40.0 thousand in 2004 as a result of Alternative Minimum Taxes under the Internal Revenue Service Code.

Liquidity and Capital Resources

     Historically, we have satisfied our liquidity and regulatory capital needs through the issuance of equity and debt securities. As of December 31, 2006, liquid assets consisted primarily of cash and cash equivalents of $4.2 million and marketable securities of $1.4 million, for a total of $5.6 million, which is approximately $300.0 thousand higher than $5.3 million in liquid assets as of December 31, 2005. As of December 31, 2006, we had long-term capital lease obligations of $125.6 thousand, net of current obligations of $210.8 thousand.

     Both vFinance Investments and EquityStation are subject to the SEC Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the "applicable" exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At December 31, 2006, vFinance Investments had net capital of $1.5 million, which was $514.5 thousand in excess of its required net capital of $1.0 million. EquityStation had net capital of $427.3 thousand that was $327.3 thousand in excess of its required net capital of $100.0 thousand.

     For the periods ended December 31, 2006 and 2005, we had gross deferred tax assets of $5.3 million and $4.6 million, respectively, which were offset by 100% valuation allowances. The valuation allowances were recorded against certain deferred tax assets that were generated from net operating losses. In evaluating whether we would recover these deferred tax assets, we have not assumed any future taxable income in the jurisdictions associated with these carry-forwards. Based on our history of generating operating losses, management believes the ability to realize the benefit of net operating loss carry-forwards to offset future taxable income is uncertain. However, future income generation and/or the use of tax planning strategies to recover these deferred tax assets could lead to the reversal of the valuation allowances and a reduction in future income tax expense. We believe that our estimates for the valuation allowance are appropriate, based on current facts and circumstances.

     Cash and cash equivalents increased (decreased) by $(222.2) thousand, $(828.9) thousand and $1.5 million during 2006, 2005 and 2004, respectively. The major components of these changes are discussed below.

     Cash provided by (used in) operating activities was $(55.6) thousand in 2006 compared to $(708.5) thousand in 2005 and $1,409.8 thousand in 2004. Cash provided by (used in) operating activities includes net income adjusted for non-cash items and the effects of changes in working capital including changes in trading securities. Cash used in operating activities decreased by $652.9 million in 2006, primarily as a result of a $405.2 thousand decrease in amounts due from clearing brokers and accounts receivable and a $716.0 thousand increase in accrued compensation, partially offset by a $413.4 increase in trading securities.

     Cash used in operating activities was $708.5 thousand in 2005, compared to cash provided by operating activities of $1.4 million in 2004, primarily as a result of a $3.4 million reduction in net income, partially offset by the effect of a $1.5 million non-cash gain on forgiveness of debt included in net income in 2004.

     Cash provided by (used in) investing activities in 2006 was $41.9 thousand compared to $(90.5) thousand in 2005 and $79.0 thousand in 2004. Cash used in investing activities included capital expenditures of $222.7 thousand, $125.7 thousand and $245.8 thousand in 2006, 2005 and 2004, respectively, excluding non-cash additions to property and equipment through capital leases. Cash provided by investing activities includes the proceeds from sales of securities we received as success fees for investment banking services of $426.5 thousand, $35.2 thousand and $268.6 thousand in 2006, 2005 and 2004, respectively. Cash used in investing activities in 2006 also included a $161.9 thousand investment in an unconsolidated affiliate.

     Cash used in financing activities in 2006 was $208.5 thousand compared to $29.9 thousand in 2005 and $16.3 thousand in 2004. Cash used in financing activities was comprised of repayments of capital lease obligations of $208.5 thousand, $143.4 thousand and $16.3 thousand in 2006, 2005 and 2004, respectively, partially offset by proceeds from the exercise of stock options of $113.5 thousand in 2005. Repayments of capital lease obligations increased in 2006 as a result of new capital lease agreements for computer equipment, which we entered into during 2005 and 2006 in connection with the implementation of our disaster recovery plan and growth.

     We believe cash on hand is sufficient to meet our working capital requirements over the next twelve months. However, we may seek additional debt or equity financing in order to carry out our long-term business strategy. Such funding may be a result of bank borrowings, public offerings, private placements of equity or debt securities, or a combination thereof. We cannot be certain that additional debt or equity financing will be available when required or, if available, that we can secure it on terms satisfactory to us.

Contractual Obligations

     The following table summarizes our future contractual commitments as of December 31, 2006, consisting of debt payments related to capital leases and future minimum lease payments under all non-cancelable operating leases with initial or remaining terms in excess of one year.

(In thousands)                       Total           2007         2008 - 2009    2010 - 2011   2012 and later
                                   -------------  ------------   ------------   ------------  ----------------
Capital lease obligations             $   361.8     $   242.4      $   119.4      $       -      $       -
Operating lease obligations             5,864.1       1,356.4        1,974.9       1,246.2        1,286.6
                                   -------------  ------------   ------------   ------------  ----------------

Total                                 $ 6,225.9     $ 1,598.8      $ 2,094.3      $ 1,246.2      $ 1,286.6
                                   =============  ============   ============   ============  ================


Off Balance-Sheet Arrangements

     We were not a party to any off-balance sheet arrangements during the three years ended December 31, 2006. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Critical Accounting Policies and Estimates

     This discussion and analysis of financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis and we base our estimates on historical experience and various other assumptions we deem reasonable to the situation. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Changes in our estimates could materially impact our results of operations and financial condition in any particular period. Note 1 to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. Based on the high degree of judgment or complexity in their application, we consider our critical accounting policies and estimates to be:

     REVENUE RECOGNITION. We periodically receive equity instruments, which include stock purchase warrants and common and preferred stock from companies as part of compensation for investment-banking services, which are classified as available-for-sale securities in the accompanying Consolidated Balance Sheets. Primarily all such equity instruments are received from small public companies and are typically restricted as to resale, generally receiving registration rights within one year. When we receive equity instruments as compensation for investment banking services, revenue is recognized based on the fair value of these instruments, in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and EITF 00-8 "Accounting by a Grantee for an Equity Instrument to be received in Conjunction with Providing Goods or Services." We recognize revenue for these stock purchase warrants when received based on the Black Scholes valuation model. The revenue recognized related to other equity instruments is determined based on available market information, discounted by a factor reflective of the expected holding period for those particular equity instruments. The actual amount of cash proceeds realized from the disposition of these securities may differ materially from the amount of revenue recorded, as a result of changes in market values between the date of receipt and the date the security is sold.

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

     CUSTOMER CLAIMS. In the normal course of business, our operating subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to activities as a broker-dealer, as an employer and as a result of other business activities. In general, the cases involve various allegations that our employees mishandled customer accounts. Based on our historical experience and consultation with counsel, we typically reserve an amount we believe will be sufficient to cover any damages assessed against us. However, we have in the past been assessed damages that exceeded our reserves. If we misjudged the amount of damages that may be assessed against us from pending or threatened claims or if we are unable to adequately estimate the amount of damages that will be assessed against us from claims that arise in the future and reserve accordingly, our operating income would be reduced.

     FAIR VALUE. "Investments in trading securities" and "Securities sold, not yet purchased" on our Consolidated Balance Sheets are carried at fair value or amounts that approximate fair value, with related unrealized gains and losses recognized in our results of operations. The estimates of fair value are fundamental to our financial condition and results of operations and, in certain circumstances, require complex judgments. vFinance Investments relies upon its clearing firms to provide us with these fair values, because the clearing firms use market data services that provide fair values of securities based on current market prices. In the case of restricted securities, we further adjust the fair values of securities received to reflect the restrictions.

     Fair values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. Changes in fixed income and equity markets will impact our estimates of fair value in the future, potentially affecting principal trading revenues. The illiquid nature of certain securities or debt instruments also requires a high degree of judgment in determining fair value due to the lack of listed market prices and the potential impact of the liquidation of our position on market prices, among other factors.

New Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, and in March 2005 the SEC issued Staff Accounting Bulletin ("SAB") 107 regarding its interpretation of SFAS No. 123R. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees and is effective for annual periods beginning after June 15, 2005. Effective January 1, 2006, we adopted SFAS No. 123R and related interpretive guidance issued by the FASB and SEC using the modified prospective transition method. Under the modified prospective transition method, SFAS No. 123R applies to new awards modified, repurchased or cancelled after the required effective date. Additionally, compensation cost for the portion of the awards for which the requisite service period has not been rendered as of the required effective date is recognized as the requisite service is rendered on or after the required effective date. Accordingly, our Consolidated Financial Statements have not been restated for prior periods to reflect the adoption of SFAS No. 123R.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections -A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires that a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented on the new accounting principle, unless it is impractical to do so. This statement also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle. Additionally, correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 effective January 1, 2006, which did not have a material impact on our Consolidated Financial Statements. See Notes 1 and 9 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional discussion of SFAS No. 123R.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our Consolidated Financial Statements.

     In September 2006, the SEC issued SAB 108 to address diversity in practice in quantifying financial statement misstatements and the potential for the build up of improper amounts on the balance sheet. SAB 108 identifies the approach that registrants should take when evaluating the effects of unadjusted misstatements on each financial statement, the circumstances under which corrections of misstatements should result in a revision to financial statements and disclosures related to the correction of misstatements. SAB 108 is effective for any report for an interim period of the first fiscal year ending after November 16, 2006. The adoption of SAB 108 did not have a material impact on our Consolidated Financial Statements.

     In September 2006, the SEC issued SAB 108, to address diversity in practice in quantifying financial statement misstatements and the potential for the build up of improper amounts on the balance sheet. SAB 108 identifies the approach that registrants should take when evaluating the effects of unadjusted misstatements on each financial statement, the circumstances under which corrections of misstatements should result in a revision to financial statements, and disclosures related to the correction of misstatements. SAB 108 is effective for any report for an interim period of the first fiscal year ending after November 16, 2006. The adoption of SAB 108 did not have a material impact on our Consolidated Financial Statements.

     In June 2006, the FASB issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes." This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the application of FASB Statement No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements. It also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FIN 48 is not expected to have a material impact on our Consolidated Financial Statements.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No.133 and SFAS No.140. SFAS No.155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on our Consolidated Financial Statements.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We have exposure to market risk, and periodically hedge against that risk. We do not hold or issue any derivative financial instruments for trading or other speculative purposes. We are exposed to market risk associated with changes in the fair market value of the marketable securities that we hold. Our revenue and profitability may be adversely affected by declines in the volume of securities transactions and in market liquidity, which generally result in lower revenues from trading activities and commissions. Lower securities price levels may also result in a reduced volume of transactions, as well as losses from declines in the market value of securities we hold in trading and investment positions. Sudden sharp declines in market values of securities and the failure of issuers and counterparts to perform their obligations can result in illiquid markets in which we may incur losses in its principal trading activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm .................... 44

Audited Financial Statements:

Consolidated Balance Sheets as of December 31, 2006 and 2005 ............... 45

Consolidated Statements of Operations for the years ended
     December 31, 2006, 2005 and 2004 ...................................... 46

Consolidated Statements of Shareholders' Equity for the years ended
     December 31, 2006, 2005 and 2004 ...................................... 47

Consolidated Statements of Cash Flows for the years ended
     December 31, 2006, 2005 and 2004 ...................................... 48

Notes to Consolidated Financial Statements ................................. 49

Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders vFinance Inc., & Subsidiaries

We have audited the accompanying consolidated balance sheet of vFinance Inc., & Subsidiaries, as of December 31, 2006 and 2005 (as restated) and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2006, 2005 (as restated) and 2004 (as restated). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of vFinance Inc., & Subsidiaries, at December 31, 2006 and 2005 (as restated), and the results of its operations and its cash flows for the years ended December 31, 2006, 2005 (as restated) and 2004 (as restated), in conformity with accounting principles generally accepted in the United States.


                                                    /s/ Sherb & Co., LLP
                                                    Certified Public Accountants


Boca Raton, Florida
March 23, 2007
                                 vFINANCE, INC.
                           CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31,

                 (In thousands, except share and per share data)

                                                                      2006        2005
                                                                              (Restated and
                                                                                 Revised)
                                                                -------------  -----------
 Assets:
     Current assets:
      Cash and cash equivalents                                   $  4,205.2    $ 4,427.4
      Due from clearing broker                                         299.9        705.1
      Marketable investment securities:
        Trading securities                                           1,009.4        596.0
        Available-for-sale securities                                  414.6        274.3
      Accounts receivable                                              123.8        408.8
      Forgivable loans - employees, current portion                     58.8            -
      Notes receivable - employees                                     128.1         67.6
      Prepaid expenses and other current assets                        184.0        130.0
                                                                -------------  -----------
           Total current assets                                      6,423.8      6,609.2
                                                                -------------  -----------
    Property and equipment, net                                        661.0        692.6
    Customer relationships, net                                      4,115.4      1,281.8
    Other assets                                                       443.0        139.5
    Due to/from related parties                                            -        173.9
                                                                -------------  -----------
           Total assets                                           $ 11,643.2    $ 8,897.0
                                                                =============  ===========
Liabilities and stockholders' equity:
     Current liabilities:
      Accounts payable                                               $ 821.7    $   714.2
      Accrued compensation                                           2,394.6      1,678.6
      Other accrued liabilities                                        800.7        825.6
      Securities sold, not yet purchased                                41.6         42.4
      Capital lease obligations, current portion                       210.8        187.8
      Other                                                            348.5        248.8
                                                                -------------  -----------
           Total current liabilities                                 4,617.9      3,697.4
                                                                -------------  -----------
    Capital lease obligations, long term                               125.6        225.1
Shareholders' Equity:
    Series A Convertible Preferred Stock $0.01 par value,
      122,500 shares authorized, 0 shares issued and outstanding           -            -
    Series B Convertible Preferred Stock $0.01 par value,
      50,000 shares authorized, 0 shares issued and outstanding            -            -
    Common stock $0.01 par value, 100,000,000 shares authorized
      54,429,876 and 40,126,133 shares issued and outstanding          544.3        401.2
    Additional paid-in capital                                      31,147.4     27,175.0
    Accumulated deficit                                            (24,149.5)   (22,016.0)
    Accumulated other comprehensive income (loss)                     (642.5)      (585.7)
                                                                -------------  -----------
           Total shareholders' equity                                6,899.7      4,974.5
                                                                -------------  -----------
           Total liabilities and shareholders' equity             $ 11,643.2    $ 8,897.0
                                                                =============  ===========

The accompanying notes are an integral component of these financial statements.

                                 vFINANCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                      (In thousands, except per share data)

                                                    2006            2005         2004
                                                               (Restated and (Restated and
                                                                  Revised)      Revised)
                                                  ------------- ------------ ------------
 Revenues:
    Commissions - agency                             $20,323.7    $15,941.2    $14,571.9
    Trading profits                                    9,606.0      4,177.4      5,156.8
    Success fees                                       4,523.5      2,250.5      3,395.6
    Other brokerage related income                     3,546.0      2,837.6      2,567.5
    Consulting fees                                      375.4        523.6        370.8
    Other                                                220.3        340.4        437.4
                                                  ------------- ------------ ------------
         Total revenues                               38,594.9     26,070.7     26,500.0
                                                  ------------- ------------ ------------
 Compensation, commissions and benefits               31,232.0     20,313.3     19,791.0
 Clearing and transaction costs                        4,337.2      2,977.2      2,239.3
 General and administrative costs                      3,158.8      2,332.8      2,310.2
 Occupancy and equipment costs                         1,166.6        743.3        475.6
 Depreciation and amortization                           958.7        446.3        166.1
 Goodwill impairment                                         -        420.0            -
                                                  ------------- ------------ ------------
         Total operating costs                        40,853.3     27,232.9     24,982.2
                                                  ------------- ------------ ------------
    Income (loss) from operations                     (2,258.4)    (1,162.2)     1,517.8
                                                  ------------- ------------ ------------
 Other income (expenses):
    Gain on forgiveness of debt                              -            -      1,500.0
    Interest income                                       85.3         82.6         35.1
    Interest expense                                     (59.7)       (30.7)      (394.4)
    Dividend income                                       22.5          5.9         27.3
    Other income (expense), net                           76.8        104.8       (231.0)
                                                  ------------- ------------ ------------
         Total other income (expense)                    124.9        162.6        937.0
                                                  ------------- ------------ ------------
 Income (loss) before income taxes                    (2,133.5)      (999.6)     2,454.8
 Income tax benefit (provision)                              -            -        (40.0)
                                                  ------------- ------------ ------------
    Net income (loss)                                $(2,133.5)   $  (999.6)   $ 2,414.8
                                                  ============= ============ ============
    Net income (loss) per share: basic               $   (0.04)   $   (0.02)   $    0.07
                                                  ============= ============ ============
    Weighted average number of shares
     outstanding: basic                               48,714.8     40,049.7     33,773.3
                                                  ============= ============ ============
    Net income (loss) per share: diluted             $   (0.04)   $   (0.02)   $    0.07
                                                  ============= ============ ============
    Weighted average number of shares
     outstanding: diluted                             48,714.8     40,049.7     35,840.2
                                                  ============= ============ ============

 The accompanying notes are an integral component of these financial statements.

                                                              vFINANCE, INC.
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                            FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

                                                              (In thousands)

                                                           Common       Common     Additional      Deferred
                                                            Stock        Stock       Paid-In      Compensation      Accumulated
                                                           Shares        Amount      Capital                         Deficit
                                                          ----------- ----------- -------------- ----------- ---------------------
Balance at December 31, 2003 (Restated and Revised)         29,851.6     $ 298.5     $ 24,601.8     $ (24.7)      $ (23,431.2)
Net income (Restated and Revised)                                  -           -              -           -           2,414.8
Other comprehensive income:
  Unrealized losses on available-for-sale
     marketable securities (Note 2)                                -           -              -           -                 -
  Comprehensive income

Issuance of shares in conjunction with acquisition
  of Global Partners and EquityStation, Inc. (Note 4)        6,275.2        62.8        1,518.0           -                 -
Promissory note conversions (Note 8)                         3,444.3        34.4          715.6           -                 -
Conversion premium on promissory note (Note 8)                     -           -          231.6           -                 -
Amortization of deferred compensation                              -           -              -         5.3                 -
                                                          ----------- ----------- -------------- ----------- ---------------------
Balance at December 31, 2004 (Restated and Revised)         39,571.1       395.7       27,067.0       (19.4)        (21,016.4)
                                                          ----------- ----------- -------------- ----------- ---------------------
Net loss (Restated and Revised)                                    -           -              -           -            (999.6)
Other comprehensive loss:
  Unrealized losses on available-for-sale
     marketable securities (Note 2)                                -           -              -           -                 -
  Comprehensive loss
Exercise of stock options                                      555.0         5.5          108.0           -                 -
Amortization of deferred compensation                              -           -              -        19.4                 -
                                                          ----------- ----------- -------------- ----------- ---------------------
Balance at December 31, 2005 (Restated and Revised)         40,126.1       401.2       27,175.0           -         (22,016.0)
                                                          ----------- ----------- -------------- ----------- ---------------------
Net loss                                                           -           -              -           -          (2,133.5)
Other comprehensive loss:
  Unrealized losses on available-for-sale
     marketable securities (Note 2)                                -           -              -           -                 -
  Comprehensive loss
Stock-based compensation expense                                   -           -          448.2           -                 -
Issuance of shares in conjunction with acquisition
  of Sterling Financial Group (Note 4)                      13,000.0       130.0        3,276.0           -                 -
Issuance of shares in arbitration settlements (Note 13)      1,303.8        13.1          248.2           -                 -
                                                          ----------- ----------- -------------- ----------- ---------------------
Balance at December 31, 2006                                54,429.9     $ 544.3     $ 31,147.4         $ -       $ (24,149.5)
                                                          =========== =========== ============== =========== =====================

                                                              vFINANCE, INC.
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                            FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

                                                              (In thousands)
                                                                (CONTINUED)

                                                                    Accumulated
                                                                        Other                           Total
                                                                   Comprehensive   Comprehensive     Shareholders'
                                                                       Income          Income           Equity
                                                                    -----------------------------------------------
Balance at December 31, 2003 (Restated and Revised)                   $ (170.5)                       $ 1,273.9
Net income (Restated and Revised)                                            -     $ 2,414.8            2,414.8
Other comprehensive income:
  Unrealized losses on available-for-sale
     marketable securities (Note 2)                                     (170.7)       (170.7)            (170.7)
                                                                                  -----------
  Comprehensive income                                                             $ 2,244.1
                                                                                  ===========
Issuance of shares in conjunction with acquisition
  of Global Partners and EquityStation, Inc. (Note 4)                        -                          1,580.8
Promissory note conversions (Note 8)                                         -                            750.0
Conversion premium on promissory note (Note 8)                               -                            231.6
Amortization of deferred compensation                                        -                              5.3
                                                                    -----------                    -------------
Balance at December 31, 2004 (Restated and Revised)                     (341.2)                         6,085.7
                                                                    -----------                    -------------
Net loss (Restated and Revised)                                              -      $ (999.6)            (999.6)
Other comprehensive loss:
  Unrealized losses on available-for-sale
     marketable securities (Note 2)                                     (244.5)       (244.5)            (244.5)
                                                                                  -----------
  Comprehensive loss                                                              $ (1,244.1)
                                                                                  ===========
Exercise of stock options                                                    -                            113.5
Amortization of deferred compensation                                        -                             19.4
                                                                    -----------                    -------------
Balance at December 31, 2005 (Restated and Revised)                     (585.7)                         4,974.5
                                                                    -----------                    -------------
Net loss                                                                     -    $ (2,133.5)          (2,133.5)
Other comprehensive loss:
  Unrealized losses on available-for-sale
     marketable securities (Note 2)                                      (56.8)        (56.8)            (56.8)
                                                                                  -----------
  Comprehensive loss                                                              $ (2,190.3)
                                                                                  ===========
Stock-based compensation expense                                             -                           448.2
Issuance of shares in conjunction with acquisition
  of Sterling Financial Group (Note 4)                                       -                         3,406.0
Issuance of shares in arbitration settlements (Note 13)                      -                           261.3
                                                                    -----------                   -------------
Balance at December 31, 2006                                          $ (642.5)                      $ 6,899.7
                                                                    ===========                   =============

                      The accompanying notes are an integral component of these financial statements.

                                                          vFINANCE, INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 FOR THE YEARS ENDED DECEMBER 31,

                                                           (In thousands)

                                                                              2006             2005          2004
                                                                                            (Restated     (Restated
                                                                                           and Revised)  and Revised)
                                                                           --------------- -----------  ------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)                                                              $ (2,133.5)   $ (999.6)   $ 2,414.8
    Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
       Non-cash fees received                                                    (1,974.1)     (487.5)      (419.4)
       Non-cash compensation paid                                                 1,350.5       158.1        286.3
       Gain on forgiveness of debt                                                      -           -     (1,500.0)
       Depreciation and amortization                                                958.7       446.3        166.1
       Issuance of equity in arbitration settlements                                261.3           -            -
       Provision for doubtful accounts                                                  -        69.7         79.8
       Beneficial conversion feature expense                                            -           -        360.4
       Conversion premium expense                                                       -           -        231.6
       Stock-based compensation                                                     448.2        19.4          5.3
       Goodwill impairment                                                              -       420.0            -
       Forgiveness of amount due from unconsolidated affiliate                      215.0           -            -
       Impairment of investment in unconsolidated affilitate                            -        80.0            -
       Amounts forgiven under forgivable loans                                       36.3         6.6         80.2
       Changes in operating assets and liabilities:
        (Increase) decrease in:
         Accounts receivable                                                        285.0      (393.4)        30.7
         Forgivable loans                                                           (95.1)          -            -
         Due from clearing broker                                                   405.2       (38.0)      (332.1)
         Notes receivable - employees                                               (60.5)      101.1         14.5
         Investments in trading securities                                         (413.4)       95.7       (220.4)
         Other current assets                                                       (54.0)      (32.1)       (18.2)
         Other assets and liabilities, net                                          (83.0)      (79.6)       189.4
        Increase (decrease) in:
         Accounts payable and accrued liabilities                                   798.6       (50.1)        57.1
         Securities sold, not yet purchased                                          (0.8)      (25.1)       (16.3)
                                                                           --------------- ----------- ------------
 Cash provided by (used in) operating activities                                    (55.6)     (708.5)     1,409.8
                                                                           --------------- ----------- ------------
 CASH USED IN INVESTING ACTIVITIES:
     Purchase of property and equipment                                            (222.7)     (125.7)      (245.8)
     Proceeds from sales of investments in securities available-for-sale            426.5        35.2        268.6
     Cash acquired in acquisition                                                       -           -         56.2
     Investment in unconsolidated affiliate                                        (161.9)          -            -
                                                                           --------------- ----------- ------------
 Cash provided by (used in) investing activities                                     41.9       (90.5)        79.0
                                                                           --------------- ----------- ------------
 CASH PROVIDED BY (USED IN) FINANCING ACTIVTIES:
     Repayments of capital lease obligations                                       (208.5)     (143.4)       (16.3)
     Proceeds from exercise of common stock options                                     -       113.5            -
                                                                           --------------- ----------- ------------
 Cash used in financing activities                                                 (208.5)      (29.9)       (16.3)
                                                                           --------------- ----------- ------------
 Increase (decrease) in cash and cash equivalents                                  (222.2)     (828.9)     1,472.5
 Cash and cash equivalents at beginning of year                                   4,427.4     5,256.3      3,783.8
                                                                           --------------- ----------- ------------
 Cash and cash equivalents at end of year                                       $ 4,205.2   $ 4,427.4    $ 5,256.3
                                                                           =============== =========== ============

                          The accompanying notes are an integral component of these financial statements.

                                 vFINANCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (All tables in thousands, except per share data)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business

     vFinance, Inc. (the "Company") is a global financial services company which specializes in high growth opportunities. The Company's expertise into this marketplace flows from three principal lines of business: providing investment banking and advisory services to micro, small and mid-cap high growth companies; making markets in over 3,000 micro and small cap stocks; and, offering information services on its website, a leading destination for emerging companies seeking capital and investors seeking opportunities. Due to its focus, the Company believes it is uniquely positioned to offer alternative investments to institutional and high net-work investors seeking to outperform market indices in addition to offering a full range of investment options. With over 40 offices in the U.S. and other parts of the world, the Company serves more than 12,000 corporate, institutional and high net worth clients. vFinance Investments, Inc. ("vFinance Investments") and EquityStation, Inc. ("EquityStation"), both subsidiaries of vFinance, Inc., are broker-dealers registered with the Securities and Exchange Commission ("SEC"), and members of National Association of Securities Dealers ("NASD") and Securities Investor Protection Corporation ("SIPC"). vFinance Investments is also a member of the National Futures Association ("NFA").

     Basis of Presentation

     The Consolidated  Financial  Statements include the accounts of the Company
and  its  wholly  owned  subsidiaries.   All  intercompany  accounts  have  been
eliminated in consolidation.

     Reclassifications

     Certain amounts in the 2005 and 2004 Consolidated Financial Statements have been reclassified to conform to the presentation in the 2006 Consolidated Financial Statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

     Restatement and Revision

     After review of comments received from the staff of the SEC, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Consolidated Balance Sheets as of December 31, 2005, 2004, 2003 and 2002 and the Consolidated Statements of Operations and Shareholders' Equity for the years then ended should no longer be relied upon because of certain errors in those Consolidated Financial Statements, as reported on the Form 8-K filed by the Company with the SEC on March 6, 2007. Therefore, in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections -A Replacement of APB Opinion No. 20 and FASB Statement No. 3", these Consolidated Financial Statements have been restated for the following corrections of errors:

                                 vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


Reclassification of Securities from Trading to Available-for-Sale

     The Company occasionally receives equity securities from small public companies in exchange for services the Company provides. The Company previously classified these securities as trading securities because the Company's intent was to sell them in the near future. However, due to the absence of an active market for and frequent buying and selling of these securities, they have been reclassified as available-for-sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company has restated its 2005 and 2004 Consolidated Financial Statements to reflect this change in marketable security classification, which resulted in the reclassification of unrealized gains and losses on these securities from the determination of net income to accumulated other comprehensive loss, a component of shareholders' equity.

Amortization of Customer Relationships

     In connection with the acquisition of certain assets of Global Partners Securities, Inc. ("Global") and 100% of the issued and outstanding equity securities of EquityStation, all of which were owned by Level2, a subsidiary of Global (the "Global Acquisition") in November 2004, the Company recorded goodwill of $1.4 million. Subsequent to the preliminary purchase price allocation, the Company determined that the purchase price should have been allocated to the acquired customer relationships rather than goodwill. The Company did not record amortization of this intangible asset from the date of acquisition through December 31, 2005. The Company has restated its 2005 and 2004 Consolidated Financial Statements to reflect amortization of this intangible asset since the acquisition date and to classify this intangible asset as customer relationships rather than goodwill in the Consolidated Balance Sheets.

     As of March 31, June 30 and September 30, 2006, the Company recorded amortization of the intangible asset related to customer lists using a useful life of 5 years. However, management reconsidered this life based on factors including the turnover rate of brokers, the expected longevity of the brokers' relationship with the Company and retention of customer accounts after brokers terminate. After this review, management determined that the intangible asset's useful life should be 10 years. The Company's restated Consolidated Financial Statements reflect amortization expense from the date of acquisition using a useful life of 10 years.

Amortization of Beneficial Conversion Feature

     The Company allocated the proceeds from the SBI Note Purchase Agreement of $975.0 thousand to an imputed interest factor of $563.0 thousand and to a beneficial conversion feature of $412.0. The imputed interest factor was recognized over the term of the SBI Note, and the beneficial conversion feature was immediately expensed. The Company has restated its 2004 Consolidated Financial Statements by reversing all imputed interest associated with the SBI Note and recording a beneficial conversion feature of $975.0 thousand. Such beneficial conversion feature was recognized over the term of the SBI Note in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", and EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios".

Deferral of Transition Payment

     In March,  2004, the Company entered into a five-year  clearing  agreement.
Under this agreement, the clearing firm made a $200.0 thousand transition payment to the Company to mitigate the costs of transitioning to the new firm. The Company recognized this transition payment as a reduction to clearing and transaction costs in the year ended December 31, 2004. The Company has restated its 2004 and 2005 Consolidated Financial Statements to recognize the transition fee ratably since its receipt in 2004 through the end of the clearing agreement term, since the Company must repay a portion of the transition payment if the clearing agreement is terminated. See Note 13 to the Consolidated Financial Statements.

     The net effect of the restatements on the beginning accumulated deficit, accumulated other comprehensive income and total stockholders' equity are as follows:

                                                  Beginning Equity - December 31, 2003
                                                          Effect of Restatements

                                      Reclassification of         Beneficial Conversion Feature
                                      Securities from Trading to  Expense Recognition
                                      Available-for-Sale
                        ----------------------------------------- -----------------------------------------------------------
                        As Reported   2003    2002   Cumulative   2003    2002    2001   Cumulative  Cumulative Net Restated
                                                        Total                              Total        Effect     and Revised
                        ------------ ------- ------- ----------- ------- -------- ------ ----------- ------------ -----------
Additional paid-in
 capital                $  24,376.8       -       -           -       -    225.0      -       225.0        225.0  $ 24,601.8
Accumulated deficit     $ (23,590.3)  123.6    46.9       170.5  (114.6)  (288.5) 391.7       (11.4)       159.1  $ (23,431.2)
Accumulated other
  comprehensive loss    $         -  (123.6)  (46.9)     (170.5)      -        -      -           -       (170.5)   $ (170.5)
Total stockholders'
 equity                 $   1,060.3       -       -           -  (114.6)   (63.5) 391.7       213.6        213.6   $ 1,273.9

                                 vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     The following tables present a summary of the effects from each of these adjustments on the revised and restated Consolidated Financial Statements in 2005 and 2004:

                                                           2005
                               ------------------------------------------------------------------------------------
                                                                                    Effect of Restatements
                               ------------------------------------------------------------------------------------
                                                                              Reclass-
                                                                              ication of                 Amortiz-
                                                                              Securities    Amortiz-     ation of
                                                                              Trading to    ation of     Beneficial
                                                 Reclass-                     Available for Intagible    Conversion
                                As Reported     ifications     As Revised     Sale          Asset        Feature
                               --------------  ------------- --------------- -------------  --------  -------------
Statement of Operations:
Total revenues                    $ 25,826.3             -      $  25,826.3    244.4            -          -
Clearing and transaction costs*   $  1,905.2       1,112.0      $   3,017.2        -            -          -
Depreciation and amortization     $     80.7         218.9      $     299.6        -        146.7          -
Total operating expenses          $ 27,021.5         104.7      $  27,126.2        -        146.7          -
Income (loss) from operations     $ (1,195.2)       (104.7)     $  (1,299.9)   244.4       (146.7)         -
Other income (expenses)           $        -         162.6      $     162.6        -            -          -
Net income (loss)                 $ (1,137.3)            -      $  (1,137.3)   244.4       (146.7)         -

Net income (loss) per share       $    (0.03)
                               ==============
Wt. avg. shares outstanding -
  basic and diluted                 40,049.7
                               ==============
Balance Sheet:
Trading securities                $    870.3             -       $    870.3   (274.3)           -          -
Investment securities
  available-for-sale              $        -             -      $       -     274.3            -          -
Customer relationships, net       $  1,446.9             -       $  1,446.9        -       (165.1)         -
Total assets                      $  9,062.1             -       $  9,062.1        -       (165.1)         -
Other current liabilities         $    118.8             -       $    118.8        -            -          -
Total current liabilities         $  3,567.4             -       $  3,567.4        -            -          -
Additional paid-in capital        $ 26,821.6             -       $ 26,821.6        -            -      353.4
Accumulated deficit               $(21,953.2)            -       $(21,953.2)   585.7       (165.1)    (353.4)
Accumulated other
  comprehensive loss              $        -             -       $        -   (585.7)           -          -
Total stockholders' equity        $  5,269.6             -       $  5,269.6        -       (165.1)         -

                                            2005 CONTINUED
                                       Effect of Restatements

                                                 Net
                                Deferral of      Effect
                                Transition       Restate-    Restated
                                Payment          ments       and Revised
                               ------------  ------------- ---------------
Statement of Operations:
Total revenues                      -            244.4       $  26,070.7
Clearing and transaction costs* (40.0)           (40.0)      $   2,977.2
Depreciation and amortization       -            146.7       $     446.3
Total operating expenses        (40.0)           106.7       $  27,232.9
Income (loss) from operations    40.0            137.7       $  (1,162.2)
Other income (expenses)             -                -       $     162.6
Net income (loss)                40.0            137.7       $    (999.6)
Net income (loss) per share                     $ 0.01       $     (0.02)
                                             ===========   ================
Wt. avg. shares outstanding -
  basic and diluted                                             40,049.7
                                                           ===============
Balance Sheet:
Trading securities                  -           (274.3)       $    596.0
Investment securities
  available-for-sale                -            274.3        $    274.3
Customer relationships, net         -           (165.1)       $  1,281.8
Total assets                        -           (165.1)       $  8,897.0
Other current liabilities       130.0            130.0        $    248.8
Total current liabilities       130.0            130.0        $  3,697.4
Additional paid-in capital          -            353.4        $ 27,175.0
Accumulated deficit            (130.0)           (62.8)       $(22,016.0)
Accumulated other
  comprehensive loss                -           (585.7)       $   (585.7)
Total stockholders' equity     (130.0)          (295.1)       $  4,974.5

     * The Company reclassified certain amounts in the 2005 and 2004 Consolidated Statements of Operations from general and administrative costs to clearing and transaction costs, to conform to the presentation in the 2006 Consolidated Statement of Operations.

                                 vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                                                              2004
                                ------------------------------------------------------------------------------------
                                                                                      Effect of Restatements
                                ------------------------------------------------------------------------------------
                                                                              Reclass-
                                                                              ication of                  Amortiz-
                                                                              Securities     Amortiz-     ation of
                                                                              Trading to     ation of     Beneficial
                                                  Reclass-                    Available for  Intagible    Conversion
                                 As Reported     ifications     As Revised    Sale           Asset        Feature
                                --------------  ------------- --------------- -------------  --------  -------------

Statement of Operations:
Total revenues                        $ 26,329.3         -   $  26,329.3           170.7         -            -
Clearing and transaction costs*       $  1,030.1   1,039.2   $   2,069.3               -         -            -
Depreciation and amortization         $    147.8         -   $     147.8               -      18.3            -
Total operating expenses              $ 24,793.0       0.9   $  24,793.9               -      18.3            -
Income from operations                $  1,536.1      (0.7)  $   1,535.4           170.7     (18.3)           -
Other income (expense)                $  1,278.3    (230.9)  $   1,047.4               -         -       (110.4)
Net income (loss)                     $  2,774.4    (231.6)  $   2,542.8           170.7     (18.3)      (110.4)

Net income per share - basic          $     0.08
                                      ===========

Wt. avg. shares outstanding - basic     33,773.3
                                      ===========

Net income per share - diluted        $     0.08
                                      ===========
Wt. avg. shares outstanding - diluted   35,840.2
                                      ===========
Stockholders' Equity:
Additional paid-in capital            $  6,713.6         -   $  26,713.6               -         -        353.4
Accumulated deficit                   $(20,815.9)        -   $ (20,815.9)          341.2     (18.3)      (353.4)
Accumulated other
  comprehensive loss                  $        -         -   $         -          (341.2)        -            -
Total stockholders' equity            $  6,274.0         -   $   6,274.0               -     (18.3)           -


                                     2004 CONTINUED
                                Effect of Restatements
                               -------------------------------------------
                                                 Net
                                Deferral of      Effect
                                Transition       Restate-   Restated
                                Payment          ments      and Revised
                               ------------  ------------- ---------------
Statement of Operations:
Total revenues                           -      170.7       $ 26,500.0
Clearing and transaction costs*      170.0      170.0       $  2,239.3
Depreciation and amortization            -       18.3       $    166.1
Total operating expenses             170.0      188.3       $ 24,982.2
Income from operations              (170.0)     (17.6)      $  1,517.8
Other income (expense)                   -     (110.4)      $    937.0
Net income (loss)                   (170.0)    (128.0)      $  2,414.8
Net income per share - basic                  $ (0.01)      $     0.07
                                             =========      ===========
Wt. avg. shares outstanding - basic                           33,773.3
                                                            ===========
Net income per share - diluted                              $     0.07
                                                            ===========
Wt. avg. shares outstanding - diluted                         35,840.2
                                                            ===========
Stockholders' Equity:
Additional paid-in capital               -      353.4      $  27,067.0
Accumulated deficit                 (170.0)    (200.5)     $ (21,016.4)
Accumulated other
  comprehensive loss                     -     (341.2)     $    (341.2)
Total stockholders' equity          (170.0)    (188.3)     $   6,085.7


As a result of the reclassification of Securities from Trading to Available-for-Sale, the Company also reclassified the proceeds from the sale of Securities Available-for-Sale from Operating Activities to Investing Activities in the Consolidated Statements of Cash Flows. As a result of this reclassification, cash used in operating activities and investing activities increased (decreased) from amounts previously reported by $(35.2) thousand and $35.2 thousand, respectively, in 2005. Additionally, cash provided by operating activities and investing activities increased (decreased) from amounts previously reported by $(268.6) thousand and $268.6 thousand, respectively, in 2004.

                                 vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In May 2005, the FASB issued SFAS No. 154, which requires that a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented on the new accounting principle, unless it is impractical to do so. This statement also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle. Additionally, correction of errors in previously issued financial statements should be termed a "restatement". The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 effective January 1, 2006, which did not have a material impact on the Company's Consolidated Financial Statements.

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

     Accounts and Notes Receivable

     Accounts receivable consist of receivables incurred in the ordinary course of business including but not limited to investment banking and consulting fees. The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. The allowance for uncollectible receivables was $0 at December 31, 2006 and 2005.

     Due from and Payable to Clearing Brokers

     Receivables from brokers and dealers consist primarily of amounts due from the Company's clearing organization, which provides clearing and depository services for brokerage transactions on a fully disclosed basis.

     The Company clears certain of its proprietary and customer transactions through another broker-dealer on a fully disclosed basis. The amount payable to the clearing broker relates to the aforementioned transactions and is collateralized by securities owned by the Company. Due to Clearing Brokers totaled $30.7 thousand and $85.5 thousand at December 31, 2006 and 2005, respectively, and is included in Other Current Liabilities in the Consolidated Balance Sheets.

     Investments

     Investments consist primarily of marketable equity securities the Company buys and sells in market-making activities and marketable equity securities received as compensation for investment banking services. At December 31, 2006 and 2005, investments consisted of common stock, corporate bonds, municipal securities, collateralized mortgage-backed securities and common stock purchase warrants held for resale.

     Investments the Company buys and sells in its market-making activities are classified as investments in trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. Trading securities, consisting primarily of marketable equity securities, municipal securities, collateralized mortgages obligations and corporate bonds, are stated at fair value, based on information obtained from the Company's clearing firms. In cases where a stock is traded, but the shares the Company holds are restricted, the Company reduces this fair value by 25% to reflect this restriction. When a stock has not traded, its fair value is deemed to be zero until it begins to trade again. Unrealized gains or losses are recognized as trading profits in the Consolidated Statements of Operations, based on changes in the fair value of the security. Realized gains or losses are recognized in the Consolidated Statement of Operations as trading profits when the equity instruments are sold.

     The Company classifies marketable securities received as compensation for investment banking services as investments available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains or losses reflected as Other Comprehensive Income (Loss), a component of Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) in the accompanying Consolidated Statements of Shareholders' Equity.


     The fair values of the Company's marketable securities are based on quoted market prices. The fair value of trading securities and securities available-for-sale, which are traded but restricted as to resale, is reduced by 25% to reflect this restriction. When a stock has not traded, its fair value is deemed to be zero by the Company's clearing firms until it begins to trade again.


     The cost of securities sold is based on the specific identification method. Proprietary securities transactions in regular-way trades are accrued and recorded on the trade date, as if they had settled. Profit and loss arising from all securities and commodities transactions entered into for the account and risk of the Company are recorded on a trade date basis. Customers' securities and commodities transactions are reported on a settlement date basis with related commission income and expense reported on a trade date basis. Amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the balance sheet.

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

                                 vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     Property and Equipment

     Property and equipment are stated on the basis of cost less accumulated depreciation and consists primarily of computer equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, 3-7 years, for financial reporting purposes. Included in Property and Equipment is approximately $704.6 thousand of computer equipment acquired under capital leases.

     The cost of repairs and maintenance is expensed as incurred. Major replacements and improvements are capitalized. When assets are retired or disposed of, the cost of the asset and related accumulated depreciation are removed from the accounts and any resulting gains and losses are included in the determination of net income in the period of disposition.

     Leases

     The Company has three operating leases for its office space, at its corporate headquarters in Boca Raton, Florida, a branch office in New York City, New York and its disaster recovery center in Mount Laurel, New Jersey. Additionally, the Company has an operating lease for additional office space in Boca Raton, Florida, which is currently subleased through the end of the remaining lease term. These leases generally require the Company to pay costs, such as real estate taxes, common area maintenance costs and utilities. In addition, these leases generally include scheduled rent increases and may include rent holidays. The Company accounts for material escalations and rent holidays on a straight-line basis over the initial terms of the leases, commencing on the date the Company can take possession of the leased facility. Resulting liabilities are recorded as short-term or long-term deferred rent liabilities as appropriate. These liabilities are then amortized as a reduction of rent expense on a straight-line basis over the life of the related lease.

     Intangible Assets

     The Company accounts for business combinations using the purchase method of accounting, in accordance with SFAS No. 141, "Business Combinations". Under SFAS No. 141, intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the Company's intent to do so. The Company accounts for acquisition of intangible assets, which are acquired individually or within a group of assets (but not those acquired in a business combination), in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 and SFAS No. 142 require acquired intangible assets to be initially recognized and measured based on fair value, amortized over their expected useful lives and examined for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", whenever indications of impairment are present.

     The Company's principal identifiable intangible assets consist of acquired customer relationships, which are amortized on a straight-line basis over their useful lives, ranging from five to ten years.

                                 vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     Goodwill

     During 2005, the final contributing brokers from First Level Capital, a prior period acquisition, departed the firm. As a result, the discounted expected future cash flows associated with the goodwill no longer exceeded the book value of the goodwill, resulting in goodwill impairment charges of $420.0 thousand in 2005. There was no goodwill included in the Consolidated Balance Sheets as of December 31, 2006 or 2005.

     Impairment of Long-Lived Assets

     In accordance with SFAS No. 144, the Company periodically reviews its long-lived assets, including customer relationship intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value.

     Other Accrued Liabilities

     As of December 31, 2006 and 2005, other accrued liabilities were comprised primarily of (i) $70.0 thousand and $280.0 thousand, respectively, in settlement reserves for open litigation, (ii) $306.0 thousand and $185.0 thousand, respectively, in accrued bonus payable and (iii) $76.0 thousand and $93.6 thousand, respectively, in accrued audit fees.

     Revenue Recognition

     The Company follows the guidance of the SAB 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.

     The Company earns brokerage commissions and trading profits, which are recognized at the time of transaction execution, along with related clearing and other costs. The Company also earns revenue from investment banking and consulting. Monthly consulting fees for investment banking are recognized as earned. Investment banking success fees are revenues that are paid only upon successful completion of a capital raise or other transaction and are generally based on a percentage of the total transaction value. Success fees are recognized when earned as a result of successfully completing a transaction. Other brokerage related income includes revenues related to various investment banking services, which is recognized as services are provided.

     The Company does not require collateral from its customers. Revenues are not concentrated in any particular region of the country or with any individual or group.

                                 vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     The Company periodically receives equity instruments which include stock purchase warrants and common and preferred stock from companies as part of compensation for investment banking services, which are classified as available-for-sale securities in the accompanying Consolidated Balance Sheets. Primarily all such equity instruments are received from small public companies and are typically restricted as to resale, with the Company generally receiving registration rights within one year. When the Company receives equity instruments as compensation for investment banking services, revenue is recognized based on the fair value of these instruments, in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and EITF Issue No. 00-8 "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services." The Company recognizes revenue for stock purchase warrants based on the Black Scholes valuation model. The revenue recognized related to other equity instruments is determined based on available market information, discounted by a factor
reflective  of  the  expected  holding  period  for  those   particular   equity
instruments.

     Occasionally, the Company receives equity instruments in private companies with no readily available market value. Equity instruments for which there is not a public market are valued based on factors such as significant equity financing by sophisticated, unrelated new investors, history of positive cash flow from operations, the market value of comparable publicly traded companies (discounted for liquidity) and other pertinent factors. Management also considers recent offers to purchase a company's securities and the filings of registration statements in connection with a company's initial public offering when valuing warrants.

     The Company also occasionally distributes equity instruments or the proceeds from the sale of equity instruments to its employees, as compensation for their investment banking success. The distributions are made in accordance with individual compensation agreements, which vary on a banker by banker basis. Accordingly, unrealized gains and losses recorded in the Consolidated Statements of Operations related to securities held by us at the end of each period also impact compensation expense and accrued compensation for the portion to be distributed.

     Stock Based Compensation

     The Company has a stock option plan under which options to purchase shares of the Company's common stock may be granted to key employees and directors of the Company, which are more fully described in Note 9 below. Options granted under the plans are non-qualified and are granted at a price equal to the closing market price of the common stock on to the date of grant. Generally, options granted have a term of 5 years from the date of grant and will vest in increments of 25% per year over a 4-year period on the annual anniversary of the grant date.

                                 vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R") and in March 2005, the SEC issued SAB 107 regarding its interpretation of SFAS No. 123R. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees and is effective for annual periods beginning after June 15, 2005. Effective January 1, 2006, the Company adopted SFAS No. 123R and related interpretive guidance issued by the FASB and SEC using the modified prospective transition method. Under the modified prospective transition method, SFAS No. 123R applies to new awards modified, repurchased or cancelled after the required effective date. Additionally, compensation cost for the portion of the awards for which the requisite service period has not been rendered as of the required effective date is recognized as the requisite service is rendered on or after the required effective date. Accordingly, the Company's Consolidated Financial Statements have not been restated for prior periods to reflect the adoption of SFAS No. 123R.

     Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure
requirements   set  forth  in  SFAS  No.  123,   "Accounting   for   Stock-Based
Compensation".

                                                             2005          2004
                                                         ------------- -------------
Net income (loss), as reported                             $   (999.6)    $ 2,414.8
Pro forma stock-based compensation expense, net of taxes       (544.0)       (167.6)
                                                         ------------- -------------

Pro forma net income (loss)                                $ (1,543.6)    $ 2,247.2
                                                         ============= =============

Basic net income (loss) per share, as reported             $    (0.02)       $ 0.07
Pro forma stock-based compensation expense                 $    (0.02)       $    -
Pro forma net income earnings (loss) per share             $    (0.04)       $ 0.07

Diluted net income (loss) per share, as reported           $    (0.02)       $ 0.07
Pro forma stock-based compensation expense                 $    (0.02)       $(0.01)
Pro forma diluted net income (loss) per share              $    (0.04)       $ 0.06

Risk-free interest rate                                          4.25%         3.31%
Expected dividend yield                                             -             -
Expected term                                                4-5 years     4-5 years
Expected volatility                                                72%          112%


     Forgivable Loans

     In order to remain competitive in the marketplace, the Company has granted forgivable loans to certain employees, primarily registered representatives, as part of their compensation package in order to attract them to join the firm. The terms of the loans generally range from one to three years. For each year the employee is in good standing with the Company, the Company forgives a ratable portion of the loan and charges this amount to compensation expense. If the employee is terminated, the principal balance is due and payable immediately.

                                 vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     The Company makes every effort to collect any monies due on forgivable loans. The loans do not bear interest and interest is not imputed because the amounts of imputed interest would be immaterial to the Company's Consolidated Financial Statements and because the Company's ability to collect such interest would not be probable. As of December 31, 2006 and 2005, the balance of the forgivable loans was $58.8 thousand and $0, respectively.

     Income Taxes

     The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses approximate their fair values. The fair values of the Company's marketable securities is primarily based on quoted market prices.

     New Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's Consolidated Financial Statements.

     In September 2006, the SEC issued SAB 108, to address diversity in practice in quantifying financial statement misstatements and the potential for the build up of improper amounts on the balance sheet. SAB 108 identifies the approach that registrants should take when evaluating the effects of unadjusted misstatements on each financial statement, the circumstances under which corrections of misstatements should result in a revision to financial statements, and disclosures related to the correction of misstatements. SAB 108 is effective for any report for an interim period of the first fiscal year ending after November 16, 2006. The adoption of SAB 108 did not have a material impact on the Company's Consolidated Financial Statements.

                                 vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     In June 2006, the FASB issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes". This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the application of FASB Statement No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements. It also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FIN 48 is not expected to have a material impact on the Company's Consolidated Financial Statements.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No.133 and SFAS No.140. SFAS No.155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the Company's Consolidated Financial Statements.

2.       INVESTMENTS

     Net realized and unrealized gains (losses) related to investments in trading securities were $9.6 million, $4.2 million and $5.2 million in 2006, 2005 and 2004, respectively.

     Investments in marketable securities classified as available-for-sale are comprised of equity securities and warrants received in connection with investment banking services. The cost basis of the equity securities classified as available-for-sale at December 31, 2006 and 2005 was $1,057.1 thousand and $860.0 thousand, respectively, and the net unrealized losses were $642.5 thousand and $585.7 thousand, respectively. The estimated fair value of these securities was $414.6 thousand and $274.3 thousand at December 31, 2006 and 2005, respectively. Net unrealized losses related to available-for-sale securities are classified as Other Comprehensive Income, a component of Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss in the accompanying Consolidated Statements of Shareholders' Equity.

     At December 31, 2006, substantially all equity securities classified as available-for-sale were restricted.

                                 vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


3.       PROPERTY AND EQUIPMENT

     At December 31, 2006 and 2005, property and equipment, net, consisted of the following:

                                              2006          2005
                                          ------------- -------------

Furniture and fixtures                          $ 90.8        $ 85.1
Equipment                                        727.5         559.5
Capital leases - computer equipment              704.5         572.5
Leasehold improvements                           174.8         166.7
Software                                         214.8         173.9
                                          ------------- -------------

                                               1,912.4       1,557.7
Less: accumulated depreciation                (1,251.4)       (865.1)
                                          ------------- -------------

Property and equipment, net                    $ 661.0       $ 692.6
                                          ============= =============

     The Company recorded depreciation expense of $386.3 thousand, $299.6 thousand and $147.8 thousand in the years ended December 31, 2006, 2005 and 2004, respectively.

4.       ACQUISITIONS

     Sterling Financial Acquisition

     On May 11, 2006, vFinance Investments purchased certain assets of Sterling Financial Investment Group, Inc. ("SFIG") and Sterling Financial Group of Companies, Inc. ("SFGC" and together with SFIG, "Sterling Financial"). The assets acquired from Sterling Financial consisted primarily of client accounts from Sterling Financial's Institutional Fixed Income and Latin American businesses. These transactions were approved by the National Association of Securities Dealers, Inc. on April 28, 2006.

     Purchase price consideration consisted of 13.0 million shares of the Company's common stock, to which the Company has granted certain registration rights. The assets acquired in this transaction were the Sterling Financial customer relationships, which were capitalized as an intangible asset, customer relationships, at the time of acquisition in accordance with SFAS No. 142. This allocation is preliminary and subject to final adjustments. The purchase price of the customer relationships was determined to be $3.4 million, based on the average closing price of the Company's stock for the five days prior to completing the acquisition, to be amortized over an expected useful life of five years. The results of operations derived from the acquired customer relationships are included in the Company's results of operations since the acquisition in May 2006.

                                 vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     Global Acquisition

     On November 2, 2004, vFinance Investments completed its acquisition of certain assets of Global Partners Securities, Inc. ("Global") and 100% of the issued and outstanding equity securities of EquityStation, Inc. ("EquityStation"), all of which were owned by Level2, a subsidiary of Global (the "Global Acquisition").

     Purchase price consideration consisted of 6.3 million shares of the Company's common stock, to which the Company has granted certain registration rights. The transaction was accounted for as a business combination, in accordance with SFAS No. 141. The purchase price of the customer relationships was determined to be $1.4 million, based on the average closing price of the Company's stock for the five days prior to completing the acquisitions, and the warrants were valued based upon a Black-Scholes valuation model. The customer relationships were assigned a ten year useful life and the results of operations of the acquired business are included in the Company's results of operations since the acquisition in November 2004.

     In accordance with Financial Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" the Company has included vested stock options issued by the Company in exchange for outstanding awards held by employees of acquired companies as part of the purchase price.

     Pro Forma Financial Information

     The following unaudited Pro Forma Combined Financial Statements of Sterling and vFinance gives effect to the acquisition of certain assets of Sterling Financial, as though the transactions occurred as of January 1, 2005. This unaudited pro forma information is presented for informational purposes, based upon available data and assumptions that management believes are reasonable, and is not necessarily indicative of future results:

                                                                                       2006
                                                    -------------------------------------------------------------------------
                                                        vFinance          Sterling          Adjustments         Pro Forma
                                                    ----------------- -----------------  -----------------  -----------------
Total revenue                                             $ 38,594.9         $ 3,759.4                $ -         $ 42,354.3
Income (loss) from operations                               (2,258.4)             48.0             (340.6)          (2,551.0)
Net income (loss)                                           (2,133.5)             48.0             (340.6)          (2,426.1)
                                                    -----------------                    -----------------  -----------------
Loss per share - basic and diluted                           $ (0.04)                             $ (0.03)           $ (0.04)
                                                    =================                    =================  =================
Wt. avg. shares outstanding - basic and diluted             48,528.0                             13,000.0           61,528.0
                                                    =================                    =================  =================

                                                                                       2005
                                                    -------------------------------------------------------------------------
                                                        vFinance          Sterling          Adjustments         Pro Forma
                                                    ----------------- -----------------  -----------------  -----------------

Total revenue                                             $ 26,070.7         $ 9,954.5                $ -         $ 36,025.2
Loss from operations                                        (1,162.2)            447.6             (681.2)          (1,395.8)
Net loss                                                      (999.6)            447.6             (681.2)          (1,233.2)
                                                    -----------------                    -----------------  -----------------
Loss per share - basic and diluted                           $ (0.02)                             $ (0.05)           $ (0.02)
                                                    =================                    =================  =================
Wt. avg. shares outstanding - basic and diluted             40,049.7                             13,000.0           53,049.7
                                                    =================                    =================  =================

                                 vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


5.       CUSTOMER RELATIONSHIPS

     At December 31, 2006 and 2005, customer relationships totaled $4.1 million and $1.3 million, net of accumulated amortization of $737.4 thousand and $165.0 thousand, respectively.

     Acquired customer relationships are amortized using the straight-line method over their estimated useful lives, which coincide with their expected revenue-generating lives, which range from five to ten years. The Company recorded amortization expense of $572.4 thousand, $146.7 thousand and $18.3 thousand in the years ended December 31, 2006, 2005 and 2004, respectively.

6.       NET CAPITAL REQUIREMENT

     Both vFinance Investments and EquityStation are subject to the Securities and Exchange Commission Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the "applicable" exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At December 31, 2006, vFinance Investments had net capital of $1.5 million, which was $514.5 thousand in excess of its required net capital of $1.0 million. EquityStation had net capital of $427.3 thousand that was $327.3 thousand in excess of its required net capital of $100.0 thousand.

     vFinance  Investments'  aggregate  indebtedness to net capital ratio was to
2.01 to 1 in 2006. Equity Station's aggregate indebtedness to net capital ratio was 1 to 2.84. vFinance Investments and EquityStation qualify under the exemptive provisions of Rule 15c3-3 under Section (k)(2)(ii) of the Rule, as they do not carry security accounts of customers or perform custodial functions related to customer securities.

7.       RELATED PARTY TRANSACTIONS

     Employment Agreements

     On November 16, 2004, the Company entered into new agreements ("Employment Agreements") amending and restating employment agreements dated November 8, 1999 with the Company's current Chairman and Chief Executive Officer and the Company's former Chief Operating Officer and Chairman. Under the terms of the Employment Agreements, which have three year terms and automatically extend for a one year period on each anniversary date thereafter unless the Company has provided a non-renewal notice thirty (30) days prior to an anniversary date as directed by a majority vote of the Board of Directors, each individual shall receive (i) an initial base salary of $257,000 per annum which shall increase 5% per annum beginning January 1, 2005 and each year thereafter and will be reviewed by the Board at least annually and may be increased (but not decreased) from time to time as Board may determine; (ii) discretionary bonuses and/or interim cash bonuses and/or other bonuses when and in such amounts as may be determined by the Company's Board of Directors based on each individuals performance, the Company's performance and/or other factors; provided that the Board shall meet at least annually to review employees' bonus entitlements; and
(iii) incentive compensation paid quarterly no later than the 45th day following the end of quarter primarily based on performance of the Company and its respective subsidiaries. The Primary Employment Agreements also contain provisions related to change of control.

                                 vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     On May 12, 2006, the Company an Mr. Sokolow entered into an amendment to Mr. Sokolow's Employment Agreement to provide a base salary of $343,511. On December 29, 2006, the Company and Mr. Sokolow entered into another amendment to the Mr. Sokolow's Employment Agreement, pursuant to which Mr. Sokolow serves as the Chairman of the Company's Board of Directors and the Company's Chief Executive Officer. Mr. Sokolow's base salary was increased from $343,511 per annum to $396,750 per annum, subject to an annual increase based on the reported cost of living adjustment beginning January 1, 2008. None of the other terms of the Sokolow Employment Agreement were modified in any material respect.


     On December 29, 2006, the Company and Mr. Mahoney entered into a Resignation Agreement (the "Resignation Agreement"), pursuant to which Mr. Mahoney resigned from his positions as the Chairman of the Company's Board of Directors and the Company's Chief Operating Officer effective January 3, 2007. In accordance with the Resignation Agreement, the Company agreed to pay to Mr. Mahoney, upon a Change in Control anytime from January 3, 2007 up to and including January 3, 2010 an amount equal to: (a) twice the sum of Mr. Mahoney's highest annual base salary during his employment with us, and (b) twice the greater of (i) the highest bonus, incentive or other compensation payment actually received by Mr. Mahoney during the three years preceding the Change in Control and (ii) the highest bonus, incentive or other compensation payment Mr. Mahoney was entitled to receive during the three years preceding the Change in Control. In the event of a Change in Control, all stock options, warrants, stock appreciation rights and other similar securities held by Mr. Mahoney will become immediately and fully vested.

     In connection with Mr. Mahoney's resignation, on December 29, 2006, the Company and Mr. Mahoney jointly terminated Mr. Mahoney's Amended and Restated Employment Agreement dated November 16, 2004, which termination was effective January 3, 2007. The termination of the employment agreement prior to the expiration of its term will not cause the Company to incur any early termination penalties of any kind, and all post-employment matters between Mr. Mahoney and the Company are governed by the Resignation Agreement.

     Two of the principals of Global and Equity Station each entered into employment agreements with the Company, which provided an annual base salary of $144,000, certain incentive bonuses, and options to purchase 350,000 shares of the Company's common stock. The options are exercisable at $0.19 per share, and vest ratably over a three year period.

                                 vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     JSM Capital Holding Corp.

     On January 1, 2003, the Company entered into an agreement with JSM Capital Holding Corp. ("JSM"), a retail brokerage operations headquartered in New York and founded by John S. Matthews (who was also, at the same time, named the President of the Company's Retail Brokerage Division). The Company issued JSM 1,000,000 warrants to purchase its common stock at an exercise price of $0.20 in exchange for a 19% equity position in JSM. The warrants were valued using the Black-Scholes valuation method which calculated the value to be $0.08 per warrant, or $80,000. The Company accounted for this investment using the cost method. In August 2005, the relationship between the Company and JSM was terminated, and the Company fully impaired the investment in JSM in the fourth quarter of 2005, when it was determined that JSM has no remaining material assets or operations.


8.       SHAREHOLDERS' EQUITY

     Common Stock

     In 2006, the Company increased its authorized number of shares of common stock from 75.0 million to 100.0 million.

     Preferred Stock

     The Company is authorized to issue up to 2.5 million shares of Preferred Stock. 122.5 thousand shares were designated as Series A Convertible Preferred Stock, par value $0.01 per share, and 50.0 thousand shares were designated as Series B Convertible Preferred Stock, par value $0.01 per share. As of December 31, 2006 and 2005, there was no Preferred Stock outstanding.

     SBI Note Conversion

     In November 2001, the Company entered into a Note Purchase Agreement, as amended, (the "Agreement") with SBI Investments (USA) Inc. ("SBI"). Under the terms of the Agreement, SBI provided a loan to the Company in the amount of $975,000 in the form of a 48-month non-interest bearing, convertible note (the "SBI Note"), the proceeds of which were allocated to beneficial conversion feature and amortized over the term of the note. The SBI Note was convertible at SBI's option into as many as 3.4 million shares of the Company's common stock at $0.285 per share. During 2002, the SBI Note was reduced by $225.0 thousand when a portion of the SBI Note was converted into 789.5 thousand shares of the Company's common stock. During 2004, the remaining balance on the SBI Note was converted into 3.4 million shares of the Company's common stock. Of this amount, $545.0 thousand was converted into 2.7 million shares of the Company's common stock at a discounted rate of $0.20 per share under a special arrangement offered by the Company, resulting in $231.6 thousand of conversion premium expense at the time of  conversion.  The  Company  recorded  $360.4  thousand of beneficial conversion feature expense in the Consolidated Statements of Operations in 2004, including $47.0 thousand of amortization and $313.4 thousand written off upon final conversion.

                                 vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     Warrants

     The Company has issued warrants to purchase shares of the Company's common stock, primarily in connection with financing transactions, acquisitions and litigation settlement. A summary of the warrant activity for the years ended December 31, 2006 and 2005 is as follows:

                                                        Weighted
                                                        Average      Range of
                                        Number of       Exercise     Exercise
                                        Shares          Price        Price      Exercisable
                                      ------------------------------------------------------

Outstanding at December 31, 2003            5,398.5     $ 1.70    0.65 - 7.20       5,388.5
                                                                                ============
Issued                                      2,927.9     $ 0.16    0.15 - 0.16
Exercised                                         -          -              -
Expired                                      (230.0)    $ 0.44    0.35 - 2.50
                                      --------------

Outstanding at December 31, 2004            8,096.4     $ 1.18    0.15 - 7.20       8,086.4
                                                                                ============
Issued                                            -          -              -
Exercised                                         -          -              -
Expired                                      (436.8)    $ 2.21    0.35 - 6.00
                                      --------------

Outstanding at December 31, 2005            7,659.6     $ 1.12    0.15 - 7.20       7,649.6
                                                                                ============
Issued                                      3,299.7     $ 0.11           0.11
Exercised                                         -          -              -
Expired                                    (6,999.6)    $ 1.18    0.15 - 7.20
                                      --------------

Outstanding at December 31, 2006            3,959.7     $ 0.16    0.11 - 0.63       3,949.7
                                      ==============                            ============

     The following table summarizes information concerning warrants outstanding at December 31, 2006:

      Exercise Prices     Number Outstanding  Weighted Average Remaining   Weighted Average
                                                   Contractual Life         Exercise Price
------------------------  ------------------- --------------------------- -----------------


   $ 0.11                      3,299.7                    2.84
   $ 0.15                        250.0                    1.03
   $ 0.625                       400.0                    4.63
   $ 2.250                        10.0                    0.83
                          ------------------
                               3,959.7                    2.90                   $0.16
                          ==================                                  =============

     There were 3.3 million and 2.9 million warrants issued in 2006 and 2004, respectively. There were no warrants issued in 2005. The weighted average issue-date fair value of warrants issued equaled $0.13 and $0.16 in 2006 and 2004, respectively. As of December 31, 2006, the aggregate intrinsic value of the Company's outstanding and exercisable warrants was $38.5 thousand.

                                 vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


9.       STOCK OPTIONS

     During 2006, the Company recorded $448.2 thousand of compensation expense (included as Compensation, commission and benefits costs in the 2006 Consolidated Statement of Operations) attributable to stock options granted or vested subsequent to December 31, 2005.

     The Company uses the Black-Scholes valuation model to determine compensation expense and amortizes compensation expense over the requisite service period of the grants on a straight-line basis. The following table summaries the assumptions used:

     Risk-free interest rate ........................... 4.25% - 5.25%

     Expected dividend yield ................................. -

     Expected term ....................................... Five years

     Expected volatility ............................... 72.4% - 80.7%%

     The risk free investment rate is based on the U.S. Treasury yield curve at the time of grant. The expected term of stock options grated is derived from historical data and represents the period of time that stock options are expected to be outstanding. The expected volatility is based on historical volatility, implied volatility and other factors impacting the Company.

     The following table summarizes the stock option activity during 2006:

                                                                                   Weighted-
                                                                                   Average
                                                                 Weighted-         Remaining    Aggregate
                                                                 Average           Contractual  Instinct
                                                                 Exercise          Term         Value (in
                                              Shares             Price             (Years)      thousands)
                                           -------------------  ---------------- ------------- ---------------

Options outstanding at beginning of year        14,614.8       $    0.23
Granted                                          7,215.0       $    0.21
Exercised                                              -  $            -
Forfeited and expired                           (6,251.1)      $    0.29
                                           ----------------
Options outstanding at end of year              15,578.7       $    0.20              4.0         $  59.10
                                           ================
Options exercisable at end of year               4,532.3       $    0.19              3.1         $  25.20


     The weighted-average grant-date fair value of stock options granted during 2006, 2005 and 2004 was $0.14, $0.13 and $0.16, respectively. The total intrinsic value of stock options exercised during 2005 was $113.5 thousand. There were no stock options exercised in 2006 or 2004.

                                 vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


A summary of non-vested stock option transactions is as follows for 2006:

                               Shares (in millions)     Weighted-Average
                                                      Grant-Date Fair Value
                                                            (per share)
                                -------------------  ------------------------

Nonvested at beginning of period          10,688.4           $ 0.13
Granted                                    7,215.0           $ 0.21
Vested                                    (3,245.8)          $ 0.11
Forfeited and expired                     (3,611.2)          $ 0.32
                                -------------------
Nonvested at end of period                11,046.4           $ 0.13
                                ===================

     As of December 31, 2006, there was $1.4 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a period of four years. The total fair value of shares vested during 2006 was $357.0 thousand.

     During 2005 proceeds from the exercise of stock options were $113.5 thousand. There were no stock options exercised in 2006 or 2004.

10.      EARNINGS PER SHARE

     The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings per Share". In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number of shares of common stock outstanding and diluted earnings per share is computed using the weighted average number of shares of common stock and the dilutive effect of options and warrants outstanding, using the "treasury stock" method, as follows:

                                           2006         2005         2004
                                        ------------ ------------ ------------

Weighted average shares outstanding -
  basic                                    48,714.8     40,049.7     33,773.3
Effect of dilutive stock options and
 warrants                                         -            -      2,066.9
                                        ------------ ------------ ------------

Weighted average shares outstanding -
  diluted                                  48,714.8     40,049.7     35,840.2
                                        ============ ============ ============

     As of December 31, 2006 and 2005, the Company had 19.5 million and 22.3 million stock options and warrants outstanding, respectively, none of which have been included in diluted earnings per share since they would have been anti-dilutive as a result of the net losses in 2006 and 2005. As of December 31, 2004, 2.3 million options and warrants were not included in diluted earnings per share because they would have been anti-dilutive.

                                 vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

11.      DEBT AND CAPITAL LEASE OBLIGATIONS

     Capital lease obligations at December 31, 2006 consisted of the following:

   Obligations under capital leases        336.4
           Less: current maturities       (210.8)
                                     ------------
                                         $ 125.6
                                     ============


     Future minimum lease payments for equipment under capital leases at December 31, 2006 are as follows:

                         Year Ending December 31:   Amount
-------------------------------------------------- ------------

                                             2007      $ 242.4
                                             2008         87.8
                                             2009         31.6
                                             2010            -
                                             2011            -
                                       Thereafter            -
                                                   ------------

                     Total minimum lease payments        361.8
              Less: amounts representing interest        (25.4)
                                                   ------------

      Present value of net minimum lease payments        336.4
                            Less: current portion       (210.8)
                                                   ------------

                                                      $  125.6
                                                   ============

     Debt Forgiveness

     On January 25, 2002, the Company entered into a Credit Agreement, as amended on April 12, 2002, with UBS Americas, Inc. ("UBS"). Under the terms of the Credit Agreement, UBS provided the Company with a revolving credit facility for up to $3.0 million for the purpose of supporting the expansion of the Company's brokerage business or investments in infrastructure to expand the Company's operations and broker-dealer operations. The loan had a term of 4 years, was required to be repaid in full by January 2005, and accrued interest at LIBOR plus a LIBOR margin of 2% if the loan was repaid within a month or 5% if it was outstanding more than a month. The Company borrowed $1.5 million under the credit facility on January 28, 2002 leaving an additional $1.5 million available.

     In June 2003, Fidelity Investments, on behalf of its clearing division, National Financial Services LLC, Member NYSE/SIPC, a Fidelity Investments company ("NFS"), announced that it had acquired Correspondent Services Clearing ("CSC"), an affiliate of UBS and vFinance Investments' clearing firm at the time. In connection with this transaction, the Company believed certain actions constituted breaches under the Credit Agreement, including the Company's preclusion from borrowing the $1.5 million remaining available under the credit facility.

                                 vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     In March 2004, NFS agreed to extinguish the $1.5 million owed by the Company under the Credit Agreement, pursuant to a guaranty Fidelity Investments made to UBS as part of their original acquisition of the CSC clearing division. In connection with this forgiveness, the Company recorded a $1.5 million gain on debt forgiveness, relinquished any right to borrow the remaining $1.5 million that should have been available under the Credit Agreement and waived any lender liability claims for actual or consequential damages it may have had against UBS. Additionally, the Company entered into a clearing agreement with NFS. See
Note 13 to the Consolidated Financial Statements.

12.      INCOME TAXES

     The components of the Company's tax provision for the years ended December 31, 2006, 2005 and 2004 were as follows:

                                     2006         2005         2004
                                  ------------ ------------ ------------

Current income tax expense            $ -          $ -       $ 40.0
Deferred income tax (benefit)           -            -        (40.0)
                                  ------------ ------------ ------------
                                      $ -          $ -       $    -
                                  ============ ============ ============


     The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the period ended December 31, 2006, 2005 and 2004:

                                                      2006         %         2005         %        2004         %
                                                   ------------ --------- ------------ -------- ------------ ---------
Tax expense (benefit) at statutory rate of 35%         (766.6)     35.0      $ (349.8)   (35.0)   $   845.2    35.0
Nondeductible expenses                                   66.9                 2,916.9               2,916.8
Alternative minimum tax                                     -                       -                  40.0
Change in valuation allowance                           699.7               (2,567.10)             (3,802.0)
                                                   ------------           ------------          ------------
Net income tax expense (benefit)                      $     -                $      -             $       0
                                                   ============           ============          ============

     The Company was not subject to any alternative minimum tax for the tax year ending December 31, 2006 or 2005.

     Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company's deferred income tax assets and liabilities consist of the following:

                                                       2006          2005
                                                   ------------- -------------

 Deferred tax assets:
   Net operating loss carry-forwards                  $4,828.0      $ 4,688.7
   Deferred rent                                          66.0              -
   Stock options                                         171.0              -
   Impairment of investment in JSM                        30.0           30.9
   Accrued bonuses                                       117.0              -
   Depreciation and amortization                          49.0          (97.3)
   Deferred revenue                                       34.0              -
   Reserve for settlements                                37.0              -
                                                   ------------- -------------
                                                       5,332.0        4,622.3
 Valuation allowance                                  (5,332.0)      (4,622.3)
                                                   ------------- -------------

 Net deferred tax asset                               $      -      $       -
                                                   ============= =============
                                 vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     Net operating loss carry-forwards totaled approximately $12.6 million at December 31, 2006. The net operating loss carry-forwards can be utilized or expire if not utilized through the tax years 2021 through 2026. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at December 31, 2006 and 2005, due to the uncertainty of realizing the deferred tax assets.

     Utilization of the Company's net operating loss carry-forwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382.

13.      COMMITMENTS AND CONTINGENCIES

     Clearing Agreement

     vFinance Investments entered into a clearing agreement with NFS in 2004 (the "Clearing Agreement"). NFS acquired the vFinance Investment's prior clearing firm and made a payment to extinguish $1.5 million owed by the Company under a credit facility in connection with that acquisition. See Note 11 to the Consolidated Financial Statements.

     The new Clearing Agreement requires NFS to pay a monthly incentive bonus to the Company up to $25.0 thousand per month over the five-year term of the Clearing Agreement (to an aggregate of $1.5 million). The Company also received a $200.0 thousand payment from NFS in 2004, as compensation for the transition costs associated with migrating to a new clearing firm. As consideration for these incentives, NFS required a termination fee of $1.7 million in the event vFinance Investments terminates the Clearing Agreement. This fee is reduced annually on a pro rata basis over the five year term of the Clearing Agreement. As of December 31, 2006, the contingent obligation of the Company associated with this Clearing Agreement was $1.0 million.

     Operating Lease Commitments

     The Company leases office space under the terms of operating leases. The following chart shows lease obligations including rental of real property and equipment.

         Year Ending December 31:   Amount
---------------------------------- ------------

                             2007    $ 1,356.4
                             2008      1,271.4
                             2009        703.5
                             2010        611.1
                             2011        635.1
                       Thereafter      1,286.6
                                   ------------

                            Total      5,864.1
           Less: sublease rentals     (3,992.8)
                                   ------------

                                     $ 1,871.3
                                   ============

     Total rent expense under operating leases, including space rental, totaled $1,026.8 thousand, $726.3 thousand and $690.4 thousand for the years ended December 31, 2006, 2005 and 2004, respectively.

                                 vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     Litigation

     The Company, including its wholly owned subsidiary vFinance Investments, has been named as a defendant in various lawsuits and customer arbitrations. These claims result from the actions of brokers affiliated with vFinance Investments. In addition, under the vFinance Investments, Inc. registered representatives' contract, each registered representative has indemnified the Company for these claims. In accordance with SFAS No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, the Company bases its judgments on knowledge of the situations, consultations with legal counsel and historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company's estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. If the Company's judgments prove to be incorrect, its liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. As of December 31, 2006, the Company has accrued approximately $70.0 thousand for these matters. In 2005 the Company acquired an errors and omissions policy for certain future claims in excess of the policy's $75.0 thousand per claim deductible, up to an aggregate of $1.0 million. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on its financial position.

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

                                 vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     On October 16, 2006, the Company settled a lawsuit initiated by two customers by agreeing to issue 1.0 million shares of the Company's common stock to the customers. The common stock issuance was accounted for as general and administrative expense, based on the average closing price of the Company's common stock for the five days prior to issuance of these shares. As part of the settlement, the Company agreed that if the customers sold the common stock after October 16, 2007 at a sales price of less than $0.175 per share, the Company would pay the customers the difference between $0.175 per share and the actual net sales price of the common stock in a transaction with a bona fide third party.

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

     On or about September 27, 2005, John S. Matthews filed an arbitration action (NASD Case No. 05-014991) against vFinance, claiming that vFinance wrongfully terminated his independent contact with vFinance and that vFinance "stole" his clients and brokers. Mr. Matthews has obtained a temporary restraining order and an agreed upon injunction was issued by the NASD panel. Matthews and JMS Capital Holding Corp., a plaintiff in the arbitration action also request unspecified damages resulting from vFinance's alleged improper activity. The full hearing on the merits was currently scheduled for August 30 through September 1, 2006, but was postponed and has not been rescheduled. vFinance intends to vigorously defend this matter. In addition to contesting and defending against JSM's and Mr. Matthews claims, vFinance filed a counterclaim for indemnity based upon the contractual agreement between the parties.

     The Company engaged in a number of other legal proceedings incidental to the conduct of its business. These claims aggregate a range of $28,000 to $260,000.

14.      DEFINED CONTRIBUTION PLAN

     The Company maintains a defined contribution savings plan in which substantially all employees are eligible to participate. The Company may match up to 25% of the employee's salary. The Company made no contributions to the plan for the years ended December 31, 2006, 2005 and 2004, respectively.

                                 vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


15.      CASH FLOW INFORMATION

     Supplemental disclosure of cash flow information and non-cash items affecting the statement of cash flows are as follows:

                                                                   2006           2005           2004
                                                                ------------   ------------  -------------
 Supplemental cash flow disclosures:
 Cash paid for interest during the year                           $    59.7       $   30.7     $     34.0
                                                                ============   ============  =============
 Cash paid for income taxes during the year                       $       -       $      -     $        -
                                                                ============   ============  =============

 Non-cash items affecting investing and financing activities:

 Acquisition of computer equipment under capital leases           $   132.0        $ 368.0      $   204.6
                                                                ============   ============  =============
 Common stock issued for acquisition                              $ 3,406.0        $     -      $ 1,580.8
                                                                ============   ============  =============
 Common stock issued for payment of note                          $       -        $     -      $   750.0
                                                                ============   ============  =============
 Common stock issued to settle arbitration                        $   261.3        $     -      $       -
                                                                ============   ============  =============



16.      CONCENTRATIONS OF CREDIT RISK

     The Company maintains its cash in bank and brokerage deposit accounts, the majority of which, at times, are either uninsured or may exceed federally insured limits. At December 31, 2006, the Company had $3.4 million in United States bank deposits, which exceeded federally insured limits. The Company places its cash with high quality insured financial institutions and has not experienced any losses in such accounts through December 31, 2006.

     The Company and its subsidiaries are engaged in various trading and brokerage activities in which counterparties primarily include broker-dealers, banks, and other financial institutions. The Company clears a substantial portion of its retail, wholesale and market-making transactions through a single clearing broker. Similarly, the Company clears most of its fixed income security transactions through another clearing broker. In the event these or other such counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is the Company's policy to review, as necessary, the credit standing of each counterparty.

                                 vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


18.      QUARTERLY FINANCIAL DATA

As discussed in Note 1 to the Consolidated Financial Statements, the Company's Consolidated Financial Statements have been restated in accordance with SFAS No. 154 to correct certain errors. The following tables present certain items in the Company's Consolidated Statements of Income for each of the quarterly periods in 2006 and 2005.

                                                      Three Months       Three Months        Three Months         Three Months
                                                      Ended March 31,    Ended June 30,      Ended September 30,  Ended December 31,
                                                      2006 (Unaudited)   2006 (Unaudited)    2006 (Unaudited)     2006 (Unaudited)
                                                                              (3)                  (3)                  (3) (4)
                                                    ------------------  ------------------  -------------------  ------------------
Revenues, as reported (1)                                  $ 8,754.8          $ 9,655.5          $ 9,545.5
Reclassifications to other income (expense), net (2)           141.1              (36.6)             (62.3)
                                                      ---------------     --------------     --------------
Revenues, revised                                            8,895.9            9,618.9            9,483.2
Restatement to reclassify securities
 available-for-sale                                            111.7               35.6               46.2
                                                      ---------------     --------------     --------------
Revenues - restated and revised                            $ 9,007.6          $ 9,654.5          $ 9,529.4         $ 10,403.4
                                                      ===============     ==============     ===============     ==============
Income (loss) from operations, as reported (1)               $ 234.0           $ (425.1)         $  (478.6)
Reclassifications from revenue to other income
 (expense), net (2)                                            141.1              (36.6)             (62.3)
Reclassifications from operating expenses to other
 income (expense), net (2)                                    (145.1)              17.9               14.2
                                                      ---------------     --------------     --------------
Income (loss) from operations, revised                         230.0             (443.8)            (526.7)
Restatement adjustments:
  Reclassification of securities available-for-sale            111.7               35.6               46.2
  Amortization of customer relationships                        36.7               36.7               36.7
  Recognition of transition payment                             10.0               10.0               10.0
                                                      ---------------     --------------     --------------
    Net effect of restatement adjustments                      158.4               82.3               92.9
                                                      ---------------     --------------     --------------

Income (loss) from operations - restated and revised         $ 388.4           $ (361.5)          $ (433.8)        $ (1,851.5)
                                                      ===============     ==============     ==============     ==============

Net income (loss), as reported (1)                           $ 253.2           $ (425.1)          $ (478.6)
Restatement adjustments:
  Reclassification of securities available-for-sale            111.7               35.6               46.2
  Amortization of customer relationships                        36.7               36.7               36.7
  Recognition of transition payment                             10.0               10.0               10.0
                                                      ---------------     --------------     --------------
Net effect of restatements                                     158.4               82.3               92.9
                                                      ---------------     --------------     --------------

Net income (loss) - restated and revised                     $ 411.6           $ (342.8)          $ (385.7)        $ (1,816.6)
                                                      ===============     ==============     ==============     ==============
Net income (loss) per share - basic, as reported (1)          $ 0.01            $ (0.01)           $ (0.01)
Net effect of adjustments                                       0.00               0.00               0.00
                                                      ---------------     --------------     --------------
Net income (loss) per share - basic -
 restated and revised                                         $ 0.01            $ (0.01)           $ (0.01)           $ (0.03)
                                                      ===============     ==============     ==============     ==============
Weighted avg. shares outstanding                            40,126.1           47,269.0           53,126.1           53,357.6
                                                      ===============     ==============     ==============     ==============
Net income (loss) per share - diluted as reported (1)         $ 0.01            $ (0.01)           $ (0.01)
Net effect of adjustments                                       0.00               0.00               0.00
                                                      ===============     ==============     ==============
Net income (loss) per share - diluted -
 restated and revised                                         $ 0.01            $ (0.01)           $ (0.01)           $ (0.03)
                                                      ===============     ==============     ==============     ==============
Weighted avg. shares outstanding - diluted                  42,231.2           47,269.0           53,126.1           53,357.6


     (1) Amounts labeled "as reported" represent amounts reported in the Company's quarterly reports on Form 10-Q for the quarterly periods ended March 31, June 30 and September 30, 2006.

     (2) We reclassified certain amounts from revenues and operating expenses to other income and expense, net during 2006.

                                 vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     (3) Revenues and operating expenses increased in the second, third and fourth quarters of 2006 compared to the first quarter of 2006, primarily as a result of the Sterling Financial acquisition.

     (4) The Company's loss from operations and net loss increased during the quarter ended December 31, 2006, primarily as a result of $261.3 thousand of expenses recorded in connection with arbitration settlements, the forgiveness of $215.0 thousand due from an unconsolidated affiliate, the accrual of incentive compensation to be paid in 2007 and a decrease in success fee revenues derived from investment banking services compared to prior quarters.


                                                           Three Months     Three Months     Three Months    Three Months
                                                           Ended March 31,  Ended June 30,   Ended September Ended December
                                                           2005 (Unaudited) 2005 (Unaudited) 30, 2005        31, 2005
                                                                                             (Unaudited)     (Unaudited) (3)
                                                          ----------------  ---------------  ---------------  ---------------
Revenues, as reported (1)                                     $ 6,491.2         $ 6,320.7      $ 6,593.9        $ 6,420.5
Reclassifications to other income (expense), net (2)               (0.2)            (19.5)         (41.2)            60.9
                                                         ---------------  ---------------- --------------  ---------------
Revenues, revised                                               6,491.0           6,301.2        6,552.7          6,481.4
Restatement to reclassify securities available-for-sale           119.9              10.4           38.5             75.6
                                                         ---------------  ---------------- --------------  ---------------

Revenues - restated and revised                               $ 6,610.9         $ 6,311.6      $ 6,591.2        $ 6,557.0
                                                         ===============  ================ ==============  ===============
Loss from operations, as reported (1)                         $  (173.6)          $ (69.5)      $ (132.7)        $ (819.4)
Reclassifications from revenue to other income
 (expense), net (2)                                                (0.2)            (19.5)         (41.2)            60.9
Reclassifications from operating expenses to
  other income (expense), net (2)                                 (18.4)              8.3           10.1           (104.7)
                                                         ---------------  ---------------- --------------  ---------------
Loss from operations, revised                                    (192.2)            (80.7)        (163.8)          (863.2)
Restatement adjustments:
  Reclassification of securities available-for-sale               119.9              10.4           38.5             75.6
  Amortization of customer relationships                          (36.7)            (36.7)         (36.7)           (36.6)
  Recognition of transition payment                                10.0              10.0           10.0             10.0
                                                         ---------------  ---------------- --------------  ---------------
    Net effect of  restatement adjustments                         93.2             (16.3)          11.8             49.0
                                                         ---------------  ---------------- --------------  ---------------
Loss from operations - restated and revised                    $  (99.0)          $ (97.0)      $ (152.0)        $ (814.2)
                                                         ===============  ================ ==============  ===============
Net loss, as reported (1)                                      $ (154.5)          $ (69.5)      $ (132.7)        $ (780.6)
Restatement to reclassify securities available-for-sale           119.9              10.4           38.5             75.6
Amortization of customer relationships                            (36.7)            (36.7)         (36.7)           (36.6)
Recognition of transition payment                                  10.0              10.0           10.0             10.0
                                                         ---------------  ---------------- --------------  ---------------
Net effect of restatements                                         93.2             (16.3)          11.8             49.0
                                                         ---------------  ---------------- --------------  ---------------
Net loss - restated and revised                                 $ (61.3)          $ (85.8)      $ (120.9)        $ (731.6)
                                                         ===============  ================ ==============  ===============
Net loss per share - basic and diluted, as reported (1)         $ (0.00)          $ (0.00)       $ (0.00)         $ (0.02)
Net effect of adjustments                                          0.00             (0.00)          0.00             0.00
                                                         ---------------  ---------------- --------------  ---------------
Net loss per share - basic and diluted - restated
 and revised                                                    $ (0.00)          $ (0.00)       $ (0.00)         $ (0.02)
                                                         ===============  ================ ==============  ===============
Weighted avg. shares outstanding - basic and diluted           39,816.0          40,126.0       40,123.1         40,049.7
                                                         ===============  ================ ==============  ===============

     (1) Amounts labeled "as reported" represent amounts reported in the Company's quarterly reports on Form 10-QSB for the quarterly periods ended March 31, June 30 and September 30, 2005.

     (2) We reclassified certain amounts from revenues and operating expenses to other income and expense, net to conform to the 2006 Statement of Operations presentation. Included in those reclassification was approximately $70.0 thousand received in connection with a legal settlement, formerly classified as a reduction in operating expenses.

     (3) The Company's loss from operations and net loss increased during the quarter ended December 31, 2005, primarily as a result of $420.0 thousand of goodwill impairment recorded during the quarter ended December 31, 2005.

                                 vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A.          CONTROLS AND PROCEDURES.

     As required by Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Annual Report, our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management with the participation of the Certifying Officers also conducted an evaluation of our internal control over financial reporting.

     Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and that we maintained effective control over financial reporting as of December 31, 2006.

     Our management, including the Certifying Officers, does not expect that our disclosure controls and procedures will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations of a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Despite these limitations, the Certifying Officers have concluded that our disclosure controls and procedures (1) are designed to provided reasonable assurance of achieving their objectives and (2) do provide reasonable assurance of achieving their objectives.

ITEM 9B.          OTHER INFORMATION.

     Not Applicable.

                               vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


                                    PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     The following table sets forth the names, ages and positions of our executive officers and directors as of March 26, 2007. Under our bylaws, each director holds office until the election and qualification of his successor or until his earlier resignation or removal:

            Name            Age                     Position
---------------------   ------------  -------------------------------------

Leonard J. Sokolow          50        Chairman* and Chief Executive Officer
Charles R. Modica           59        Director
Alan B. Levin               43        Chief Financial Officer
Richard Campanella          55        Secretary

     Leonard J. Sokolow has been the chairman of our Board of Directors since January 1, 2007, one of our directors since November 8, 1997 and our Chief Executive Officer since November 8, 1999. From January 5, 2001 through December 31, 2006, Mr. Sokolow was our President. From November 8, 1999 through January 4, 2001, Mr. Sokolow was Vice Chairman of our Board. Since September 1996, Mr. Sokolow has been President of Union Atlantic LC, a merchant, banking and strategic consulting firm specializing domestically and internationally in technology industries that is a wholly-owned subsidiary of our Company. Union Atlantic LC has been inactive since September 16, 2005. Since August 1993, Mr. Sokolow has been President of Genesis Partners, Inc., a private financial business-consulting firm. Genesis Partners, Inc. has been inactive since December 31, 2002. From August 1994 through December 1998, Mr. Sokolow was the Chairman and Chief Executive Officer of the Americas Growth Fund, Inc., a public closed-end management investment company. Mr. Sokolow received his B.A. degree in Economics from the University of Florida in 1977, a J.D. degree from the University of Florida Levin College of Law in 1980 and an LL.M. degree in Taxation from the New York University Graduate School of Law in 1982. Mr. Sokolow is a Certified Public Accountant. He is also a director of Consolidated Water Co. Ltd., a position he has held since May 2006.

     Charles R. Modica has been one of our directors since January 3, 2007. Mr. Modica has served as Chairman of the Board of Trustees and Chancellor of St. George's University located in Grenada, West Indies, since founding the university as a School of Medicine in 1976. He has served on the Board of Trustees of Barry University, Miami, Florida, since 1983, and as Chairman of such Board of Trustees from 1997 - 2001. Additionally, he served on the Board of Trustees of Rosarian Academy, West Palm Beach, Florida, from 1995 to 2001, and as Chairman of such Board of Trustees from 1998 to 2001. Mr. Modica also has served on the Board of Trustees of WXEL Public Radio and Television of Florida since 1998. Mr. Modica received his B.S. degree in Biology from Bethany College in 1970 and his J.D. degree from the Delaware Law School in 1975.

     Alan B. Levin has been our Chief Financial Officer since January 2007. Mr. Levin had been our Interim Chief Financial Officer since July 2006 and our Controller since June 2005. Prior to joining us, Mr. Levin served as Chief Financial Officer for United Capital Markets, Inc. from September 2000 to January 2005. Mr. Levin has over 18 years serving in various industries in accounting management roles. He has spent the last 8 years serving as Financial and Operations Principal within the brokerage industry. He received a B.S. degree in Economics with a concentration in Accounting from Southern Connecticut State University in New Haven, Connecticut in 1986.

                               vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     Richard Campanella has been our Secretary since December 18, 2001. Mr. Campanella currently serves as the President, Chief Operating Officer and Chief Compliance Officer of vFinance Investments. He assumed the role of President and Chief Operating Officer of vFinance Investments, Inc. as of January 2006. From February 1994 to April 2001, Mr. Campanella was a partner of Commonwealth Associates, a registered broker-dealer, where he served as the director of Compliance. He received a B. A. degree in Business Administration from the College of Staten Island in 1972.

     *From November 8, 1999 through January 3, 2007, Mr. Timothy E. Mahoney served as our Chairman of the Board and Chief Operating Officer. On December 29, 2006, we entered into a resignation agreement with Mr. Mahoney, pursuant to which Mr. Mahoney resigned from his positions as the Chairman of our Board of Directors and Chief Operating Officer, effective January 3, 2007. Effective upon Mr. Mahoney's resignation, Mr. Sokolow assumed the position of Chairman of our Board of Directors.

     In connection with Mr. Mahoney's departure, Messrs. Mahoney and Sokolow entered into a voting agreement dated December 29, 2006 (the "Voting Agreement"). Under the terms of the Voting Agreement, as long as either party owns 1.0 million shares of our common stock, as adjusted for stock splits and other recapitalizations, each party will vote for the other party or his designee to serve on our Board of Directors.

AUDIT COMMITTEE

     Our Board of Directors serves as our audit committee. Leonard J. Sokolow has been designated as an "audit committee financial expert" as such term is defined in the SEC's rules.

CODE OF ETHICS

     We have adopted a Code of Ethics for the Chief Executive Officer and Chief Financial Officer, which was filed as Exhibit 14 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, and is herein incorporated by reference. If we make any substantive amendments to our code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to the Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than ten percent (10%) of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and the other of our equity securities.

     Officers, directors and persons who beneficially own more than ten percent (10%) of a registered class of our equity securities are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on review of these filings and written representations from the directors and officers, we believe that during the fiscal year ended December 31, 2006, our officers, directors and significant stockholders have timely filed the appropriate form under Section 16(a) of the Exchange Act.

                                 vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


ITEM 11.          EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION & ANALYSIS

     In this section, we will give an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies, and the material factors that we considered in making compensation decisions for our Named Executive Officers, as defined under the heading "Additional Information Regarding Executive Compensation." Specific information regarding the compensation earned by or paid to our Named Executive Officers in 2006 is set forth in a series of tables under the heading "Additional Information Regarding Executive Compensation." The discussion below is intended to help you understand the detailed information provided in those tables and put that information into context within our overall compensation program.

Overview of Compensation Program

     Our Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with our compensation philosophy, maintaining competitive compensation and structuring compensation to achieve our compensation objectives. Generally, the types of compensation and benefits we provide to our Named Executive Officers are similar to those provided to our other executive officers.

Compensation Philosophy and Objectives

     Our Board believes that compensation paid to our Named Executive Officers should be aligned with our performance, and that compensation should be structured to ensure that our Named Executive Officers' compensation opportunities are related to achievement of our financial and operational goals, such as meeting targets for profitability, revenue, cash flow, acquisitions and mergers, recruiting, balance sheet objectives and operating within the capital expenditures budget, all of which impact stockholder value. Our Board evaluates both performance and compensation to ensure that we maintain our ability to attract and retain highly skilled and motivated employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies, which include Sanders Morris Harris Group, Siebert Financial Corp., MCF Corporation, Ladenburg Thalman Financial Services, Paulson Capital Corp., First Montauk Financial, Empire Financial Holding Company, Investors Capital Holdings Ltd. and National Holdings Corporation. To that end, our Board believes that the executive compensation packages we provide to our executives, including our Named Executive Officers, should include a mix of base salary and equity-based and incentive-based compensation.

     Our compensation decisions with respect to our Named Executive Officer compensation opportunities are influenced by (a) the executive's level of responsibility and function within the Company, (b) our overall performance and profitability, and (c) our assessment of the competitive marketplace, including our Peer Companies located in our geographical business area.

                                 vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


Setting Executive Compensation

     Based on the foregoing philosophy and objectives, our Board has structured our Named Executive Officers' base salary and equity-based and incentive-based compensation to motivate executives to achieve our business goals and reward the executives for achieving such goals. In furtherance of this, our Board plans to reassess our compensation program as the employment agreements of our Named Executive Officers come up for renewal to ensure that our goals and objectives are achieved.

     In determining the compensation of our Named Executive Officers as set forth in their most recent employment agreements, our Board reviewed (i) the Report on Compensation of Top Management in Small and Regional Firms - 2005, prepared by the Securities Industry Association, which covered compensation paid to executive officers of 43 member firms; (ii) the Report on Management and Professional Earnings in the Securities Industry - 2006, prepared by the Securities Industry Association, which covered compensation information for 188 middle-management and professional positions; and (iii) the Report on Office Salaries in the Securities Industry - 2006, prepared by the Securities Industry Association, which provides compensation information for 95 non-exempt positions. Using this information, our Board determined the total compensation of our Named Executive Officers, pursuant to their current employment agreements.

2006 Executive Compensation Components

     For the fiscal year ended December 31, 2006, the principal components of compensation for our Named Executive Officers were:

o        base salary;
o        equity-based compensation;
o        incentive-based compensation; and
o        benefits.

     Base Salary

     Base salaries for our executives are established based on the scope of their responsibilities and their prior relevant background, training, and experience, taking into account competitive market compensation paid by the companies represented in the compensation data our Board reviewed for similar positions and the overall market demand for such executives at the time of hire or entry into employment agreements. As with total compensation, we believe that executive base salaries should be competitive with the salaries paid to executives in similar positions and with similar responsibilities in the companies of comparable size to us represented in the compensation data reviewed. An executive's base salary is also evaluated together with other components of the executive's other compensation to ensure that the executive's total compensation is in line with our overall compensation philosophy and objectives.

     Base salaries are reviewed annually and increased based upon (i) a need to realign base salaries with market levels for the same positions in the companies of similar size to us represented in the compensation data reviewed; (ii) an internal review of the executive's compensation, both individually and relative to other executive officers; (iii) the individual performance of the executive and (iv) an assessment of whether significant corporate goals were achieved. Additionally, we adjust base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of an executive's role or responsibilities.

                                 vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     Equity-Based Compensation

     Under the terms of our Named Executive Officers' employment agreements, they are entitled to receive equity-based compensation in the form of stock options. We believe that equity compensation is an effective means of creating a long-term link between the compensation provided to our Named Executive Officers and other key management personnel with gains realized by the stockholders. All stock options incorporate the following features:

o        the term of the grant does not exceed 5 years;
o the grant price is not less than the market price on the date of grant; and
o options vest 25% per year over four years beginning with the first anniversary of the date of grant.

     We use stock options as a long-term incentive vehicle because:

o stock options align the interests of executives with those of the stockholders, support a pay-for-performance culture, foster employee stock ownership, and focus the management team on increasing value for the stockholders;
o stock options are performance based (all of the value received by the recipient from a stock option is based on the growth of the stock price above the option price); and
o the five year vesting for stock options creates incentive for increases in stockholder value over a longer term and encourages executive retention.

     In  determining  the number of  options  to be  granted to Named  Executive
Officers, we take into account the individual's position, scope of responsibility, ability to affect profits and stockholder value, the individual's historic and recent performance, and the value of stock options in relation to other elements of total compensation.

     Incentive-Based Compensation

     Discretionary Bonus. Our former Chairman and our former Chief Financial Officer were, and our current Chairman and Chief Executive Officer and our current Chief Financial Officer are, eligible to receive periodic bonuses in amounts determined by our Board in its sole discretion based upon targets for revenue, profitability, cash flow, acquisitions and mergers closed, recruiting, capital expenditure budget objectives, balance sheet objectives and the respective individual performance of the executive. The annual bonuses paid to our current Chairman and Chief Executive Officer and current Chief Financial Officer are, and those paid to our former Chairman and our former Chief Financial Officer were, paid in cash. These bonus provisions are intended, in accord with our compensation philosophies and objectives, to align executive interests with stockholder interests.

     Incentive Bonus. Our employment agreements with our former Chairman and our current Chairman and Chief Executive Officer, provide for the payment of an incentive bonus equal to 10% of the "Income," up to a maximum of 50% of such officer's base salary. "Income" is computed in accordance with the following formula:

                  Income = "Revenues" - "Expenses" - "Reserves"
                                 vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     Where,

o        "Revenues" means 100% of cash revenues or other income received by us;
o "Expenses" means the direct and indirect expenses for our operation including, but not limited to, salaries, profit sharing expenses to divisional executives or other divisional employees (excluding the subject officer), taxes, allocable rent, utilities, phone, accounting, bookkeeping, etc.; and
o "Reserves" means, in the context of current facts and circumstances, the appropriate reserve for future contingencies and demands on cash resources attributable to the operations of such division.

     The incentive bonuses paid to our former Chairman, our current Chairman and Chief Executive Officer and Chief Financial Officer are paid as frequently as quarterly in cash, as directed by the Board of Directors.

     Our employment agreements with our former Chief Financial Officer provided and the employment agreement with the President and Chief Operating Officer of vFinance Investments, Inc. provides for the payment of annual incentive bonuses. Our employment agreement with our former Chief Financial Officer provided for an incentive bonus based upon the percentage of the increase (if any) of operating profits from the creation and/or sale of financial, home resource, information, data and telecommunication services. The bonus was computed using the following percentages:

Period                                            Percentage
----------------------------------------   -------------------------

Year Just Ended                                       10%
Incremental profit of the prior year                   8%
Incremental profit of two years ago                    6%
Incremental profit of three years ago                  4%
Incremental profit of four years ago                   2%

     Our employment agreement with the President and Chief Operating Officer of vFinance Investments, Inc. provides for the payment of an incentive bonus of 10% of the pre-tax net income of our retail brokerage division above $1,732,000.

     The incentive bonuses paid to our former and present Chief Financial Officer and the President and Chief Operating Officer of vFinance Investments, Inc. are paid periodically in cash, as directed by the Board of Directors.

     These bonus provisions are intended to align executive interests with stockholder interests.

     As the employment agreements of our Named Executive Officers come up for renewal, our Board plans to review the employment agreements to determine if our Named Executive Officers' compensation levels are competitive and have the right mix of incentive-based compensation.

                                 vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     Benefits

     Our former Chairman and our former Chief Financial Officer participated, and our current Chairman and Chief Executive Officer and our current Chief Financial Officer participate, in a variety of health and welfare benefit plans for which we pay the premium. We believe that health and welfare benefits help ensure that we have a productive and focused workforce.

Termination-Based Compensation

     Termination

     Our employment agreement with our current Chief Financial Officer is, and our employment agreement with our former Chief Financial Officer was, terminable at will. Accordingly, we will not incur any obligations upon the termination of these Named Executive Officers.

     Our employment agreement with our former Chairman could have been, and our employment agreement with our current Chairman and Chief Executive Officer may be, terminated upon the occurrence of the following:

i.            the death of such Named Executive Officer;
ii. such Named Executive Officer giving 30 days' notice of termination;
iii. the Named Executive Officer being unable to discharge his duties due to physical or mental illness (for the purpose of this discussion "Disability") for a period of more than nine consecutive months or 12 months during any 18-month period; and
iv. (a) the final non-appealable adjudication of such Named Executive Officer as guilty of a felony or (b) the unanimous determination of our Board (other than such Named Executive Officer) that such Named Executive Officer has engaged in material intentional misconduct or the gross neglect of his duties that has a material adverse effect on our business (for the purpose of this discussion, "For Cause").


     Upon the death or "Disability" of our former Chairman and our current Chairman and Chief Executive Officer or our termination of our employment agreements with such Named Executive Officers other than "For Cause," such employment agreements provide that we would be required to pay these Named Executive Officers a lump sum payment equal to the sum of (a) twice the sum of their respective highest annual base salary during employment with us, and (b) twice the greater of (i) the highest bonus, incentive or other compensation payment actually received by such officer during the three years preceding the termination and (ii) the highest bonus, incentive or other compensation payment such officer was entitled to receive during the three years preceding the termination. Additionally, we will be required to provide all applicable benefits to such officer and his family for a period of two years. All stock options warrants or other similar securities will become fully vested. Our employment agreement with our former Chairman was mutually terminated in 2006. For a description the terms of the resignation agreement, see "Additional Information Regarding Executive Compensation - Employment Agreements."

                                 vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     Prior to December 31, 2006, our employment agreement with the President and Chief Operating Officer of vFinance Investments could have been terminated for "Good reason" by such officer or for "Cause" by us. If our employment agreement with the President and Chief Operating Officer of vFinance Investments was terminated for "Good reason" by such officer or other than for "Cause" by us prior to December 31, 2006, we would have been obligated to continue paying the President and Chief Operating Officer of vFinance Investments his base salary until such date. After December 31, 2006, the President and Chief Operating Officer of vFinance Investments is terminable at will.

     In determining whether to approve and setting the terms of such termination arrangements, our Board recognizes that executives, especially highly ranked executives, often face challenges securing new employment following termination. Based upon the data reviewed by our Board, we believe that the payments to be made upon termination are generally in line with severance packages offered to similarly situated executives.

     Change in Control

     Upon the acquisition by an individual or company of 50.1% or more of our issued and outstanding shares, all options granted to our current Chief Financial Officer and the President and Chief Operating Officer of vFinance Investments, Inc. pursuant to their respective employment agreements will become immediately vested.

     Upon the acquisition by an individual or company of 51% or more of our issued and outstanding shares, all options granted to our former Chief Financial Officer pursuant to her employment agreement would have become immediately vested. Additionally, if our former Chief Financial Officer's employment were terminated following such acquisition, we would have been required to pay our former Chief Financial Officer 12 months' salary.

     Upon a "Change in Control," as defined below, anytime from January 3, 2007 up to and including January 3, 2010, we have agreed to pay to our former Chairman an amount equal to: (a) twice the sum of his highest annual base salary during his employment with us, and (b) twice the greater of (i) the highest bonus, incentive or other compensation payment actually received by him during the three years preceding the Change in Control and (ii) the highest bonus, incentive or other compensation payment he was entitled to receive during the three years preceding the Change in Control. In the event of a Change in Control, all stock options, warrants, stock appreciation rights and other similar securities held by our former Chairman will become immediately and fully vested.

     Upon a Change in Control, we have agreed to pay to our current Chairman and Chief Executive Officer an amount equal to: (a) twice the sum of his highest annual base salary during his employment with us, and (b) twice the greater of
(i) the highest bonus, incentive or other compensation payment actually received by him during the three years preceding the Change in Control and (ii) the highest bonus, incentive or other compensation payment he was entitled to receive during the three years preceding the Change in Control. In the event of a Change in Control, all stock options, warrants, stock appreciation rights and other similar securities held by our current Chairman and Chief Executive Officer will become immediately and fully vested.

                                 vFINANCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     In determining whether to approve and in setting the terms of such Change in Control arrangements, our Board recognizes the importance to us and our stockholders of avoiding the distraction and loss of key management personnel that may occur in connection with rumored or actual fundamental corporate changes. A properly arranged Change in Control provision protects stockholder interests by enhancing employee focus during rumored or actual Change in Control activity through:

o incentives to remain with us despite uncertainties while a transaction is under consideration or pending; and
o assurance of compensation for terminated employees after a Change in Control.

     We believe that our change in control arrangements are generally in line with such arrangements offered to similarly situated officers of the companies.

     For the purposes of this discussion, a "Change of Control" means the occurrence of the following events: (1) thirty percent (30%) or more of our voting stock is acquired by any person (other than the subject executive officer), entity or affiliated group; (ii) an unapproved change to the majority control of our Board; (iii) any merger, consolidation or business combination pursuant to which we are not the surviving corporation; (iv) our liquidation or dissolution; or (v) the sale of all or substantially all of our assets.

Board Report

     Our Board reviewed and discussed the above Compensation Discussion & Analysis ("CD&A") with our management. Based on the review and discussions, our Board determined that the CD&A be included in this Annual Report on Form 10-KSB.

                                                              Board of Directors

                                                              Leonard J. Sokolow
                                                              Charles R. Modica

             ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION

     Summary Compensation Table


     The following table provides compensation information for the year ended December 31, 2006 for Named Executive Officers. The "Executive Compensation - Compensation Discussion and Analysis" section of this proxy statement includes information regarding the material terms of plans and agreements pursuant to which certain items set forth below are paid.

                 Name and Principal Position                    Year      Salary       Bonus     Option Awards  All Other  Total
                                                                                                                   Comp.
                                                                            ($)        ($)(1)        ($)            ($)     ($)
                             (a)                                 (b)        (c)          (d)         (f)            (i)     (j)
---------------------------------------------------------- ------------- ------------ -----------  ------------ --------- ----------
                                                                2006        340,698      155,000      280,000    9,160      784,858
Leonard J. Sokolow
Chief Executive Officer
                                                                2006        118,192       27,000      135,000        -      280,192
Alan B. Levin
Chief Financial Officer
                                                                2006        147,512        7,024            -        -      154,536
Richard Campanella
 President and Chief  Operating Officer
  of vFinance Investments, Inc.
                                                                2006        283,373      106,000            -    9,160      398,533
Timothy Mahoney
Former Chairman and Chief Operating Officer
                                                                2006        118,035       26,581            -    5,343      149,959
Sheila Reinken
Former Chief Financial Officer


     (1) Mr. Levin assumed the position of Chief Financial Officer effective on December 29, 2006 and the position of interim Chief Financial Officer on July 24, 2006. Prior to July 2006, Mr. Levin served as our Controller. The information presented herein represents actual amounts paid for the period from January 1, 2006 to December 31, 2006.

      (2) Ms. Reinken resigned from the position of Chief Financial Officer July 26, 2006. The information presented herein represents actual amounts paid for the period from January 1, 2006 to July 26, 2006.

     (3) Bonus amounts have been determined pursuant to the bonus terms outlined in our Named Executive Officers' respective employment agreements or based on the discretion of the Board of Directors.

     (4) Options amounts have been determined pursuant to the option terms outlined in our Named Executive Officers' respective employment agreements or based on the discretion of the Board of Directors.

     (5) Represents health insurance contributions.

                           Grants Of Plan-Based Awards

          The following table shows all plan-based awards granted to Named Executive Officers during fiscal year 2006. Certain terms of the Corporation's Stock Plan pursuant to which the grants identified in the table were made are described in the "Executive Compensation - Compensation Discussion and Analysis
- Long-Term Equity-Based Compensation" section of this proxy statement.



                              Estimated Future Payouts Under        Estimated Future Payouts
                                  Non-Equity Incentive Plan        Under Equity Incentive Plan
                                           Awards:                         Awards:
         Name      Grant Date Threshold ($) Target ($) Maximum ($)  Threshold ($)Target  Maximum ($)

         (a)           (b)         (c)        (d)          (e)          (f)        (g)       (h)
------------------------------------------------------------------------------------------------------
Leonard J. Sokolow 12/29/2006       -          -           -             -          -          -
------------------------------------------------------------------------------------------------------
                    7/24/2006       -          -           -             -          -          -
Alan B. Levin      12/29/2006       -          -           -             -          -          -
------------------------------------------------------------------------------------------------------
Richard Campanella    2006          -          -           -             -          -          -
------------------------------------------------------------------------------------------------------
Timothy Mahoney       2006          -          -           -             -          -          -
------------------------------------------------------------------------------------------------------
Sheila Reinken        2006          -          -           -             -          -          -
------------------------------------------------------------------------------------------------------

                  All Other    All Other
                    Stock        Option    Exercise
                   Awards:       Awards:    or Base  Grant Date
                  Number of     Number of  Price of  Fair Value of
                  Shares of    Securities   Option   Stock and
         Name     Stock or     Underlying   Awards     Option
                  Units (#)     Options (#) ($/Sh)   Awards ($)
         (a)         (i)          (j)        (k)         (l)
--------------------------------------------------------------

Leonard J. Sokolow     -      2,000,000    0.21     140,000
--------------------------------------------------------------
                       -        500,000    0.20
Alan B. Levin          -        500,000    0.21      65,000
--------------------------------------------------------------
Richard Campanella     -        600,000    0.17      70,000
--------------------------------------------------------------
Timothy Mahoney        -              -       -           -
--------------------------------------------------------------
Sheila Reinken         -              -       -           -
--------------------------------------------------------------


Employment Agreements

     Leonard J. Sokolow -Chairman and Chief Executive Officer

     On November 16, 2004, we entered into a new employment agreement with Leonard J. Sokolow, who is the beneficial owner of 11.4% of our total outstanding common shares at December 31, 2006, pursuant to which Mr. Sokolow served as our Chief Executive Officer and President. The employment agreement provides that Mr. Sokolow receive an initial base salary of $257,000 per annum, subject to a 5% increase per annum beginning January 1, 2005. Our Board will review the base salary at least annually and may increase (but not decrease) the base salary from time to time. Additionally, the employment agreement provides that Mr. Sokolow receive (i) a discretionary bonus, interim cash bonus and/or other bonus when and in such amounts as may be determined by our Board of Directors based on his performance, our performance and/or other factors and
(ii) incentive compensation paid quarterly no later than the 45th day following the end of quarter primarily based on our performance. The employment agreement has a term of three years, subject to automatic extensions for one year on each anniversary date thereafter unless we have provided a non-renewal notice thirty
(30) days prior to such anniversary date. The employment agreement also contains provisions related to change of control, discussed in detail under the heading "Additional Information Regarding Executive Compensation - Post-Termination / Change in Control Benefits," below.

     On May 12, 2006, Mr. Sokolow and we entered into an amendment to his employment agreement to provide a base salary of $343,511. On December 29, 2006, Mr. Sokolow and we entered into another amendment to his employment agreement, pursuant to which Mr. Sokolow serves as the Chairman of our Board of Directors and our Chief Executive Officer. Mr. Sokolow's base salary was increased from $343,511 per annum to $396,750 per annum, subject to an annual increase based on the reported cost of living adjustment beginning January 1, 2008. None of the other terms of Mr. Sokolow's employment agreement were modified in any material respect.


     Timothy E. Mahoney - Former Chairman and Chief Operating Officer

     Pursuant to his employment agreement, Mr. Mahoney received an annual base salary of $283,394 and was entitled to bonus or incentive compensation as determined by our Board of Directors based on his performance, our performance and other factors. The employment agreement provided that if we terminated Mr. Mahoney other than for cause or upon death or disability, or if Mr. Mahoney voluntarily terminated his employment due to an adverse change in duties, a reduction in compensation or benefits or the relocation of our principal offices (collectively a "Triggering Event"), we would have been required to pay Mr. Mahoney (a) two times his highest annual base salary in one lump sum, and (b) twice the greater of (i) the highest bonus, incentive or other compensation payment actually received by Mr. Mahoney during the three years preceding the Triggering Event and (ii) the highest bonus, incentive or other compensation payment Mr. Mahoney was entitled to receive during the three years preceding the Triggering Event. We would have also been required to provide Mr. Mahoney up to two years of other employee benefits.

     On December 29, 2006, Mr. Mahoney and we entered into a Resignation Agreement (the "Resignation Agreement"), pursuant to which Mr. Mahoney resigned from his positions as the Chairman of our Board of Directors and our Chief Operating Officer effective January 3, 2007. In accordance with the Resignation Agreement, we have agreed to pay to Mr. Mahoney, upon a Change in Control anytime from January 3, 2007 up to and including January 3, 2010 an amount equal to: (a) twice the sum of Mr. Mahoney's highest annual base salary during his employment with us, and (b) twice the greater of (i) the highest bonus, incentive or other compensation payment actually received by Mr. Mahoney during the three years preceding the Change in Control and (ii) the highest bonus, incentive or other compensation payment Mr. Mahoney was entitled to receive during the three years preceding the Change in Control. In the event of a Change in Control, all stock options, warrants, stock appreciation rights and other similar securities held by Mr. Mahoney will become immediately and fully vested.

     In connection with Mr. Mahoney's resignation, on December 29, 2006, the Company and Mr. Mahoney jointly terminated Mr. Mahoney's Amended and Restated Employment Agreement dated November 16, 2004, which termination was effective January 3, 2007.

     The termination of the employment agreement prior to the expiration of its term will not cause us to incur any early termination penalties of any kind, and all post-employment matters between Mr. Mahoney and us are governed by the Resignation Agreement.

     Alan B. Levin - Chief Financial Officer

     On July 24, 2006, we entered into an employment agreement with Alan B. Levin, pursuant to which Mr. Levin served as our Interim Chief Financial Officer. Under the terms of his employment agreement, Mr. Levin is entitled to an annual base salary of $135,000, plus certain incentive bonuses. On December 29, 2006, Mr. Levin was appointed our Chief Financial Officer, upon which his annual base salary increased to $165,000 under his employment agreement. In addition, we granted to Mr. Levin five-year options to purchase 500,000 of our shares at an exercise price of $0.20 per share, of which 125,000 options shall vest on July 24, 2007, and 125,000 options shall vest each subsequent yearly anniversary thereafter provided that Mr. Levin is employed on the applicable vesting date. Mr. Levin's employment is terminable at will. Upon the acquisition by any individual, group or entity of more than 50% of the issued and outstanding shares of the Company's common stock, Mr. Levin's options will vest immediately.

     Richard Campanella - Secretary and President and Chief Operating Officer of vFinance Investments, Inc.

     On January 20, 2005, we entered into an employment agreement with Richard Campanella, pursuant to which Mr. Campanella serves as the President and Chief Operating Officer of vFinance Investments. Under the terms of his employment agreement, Mr. Campanella is entitled to an annual base salary of $135,000, plus certain incentive bonuses. In addition, we granted to Mr. Campanella five-year options to purchase 600,000 of our shares at an exercise price of $0.18 per share, of which 150,000 options vested on July 1, 2006, and 125,000 options shall vest each subsequent yearly anniversary thereafter provided that Mr. Campanella is employed on the applicable vesting date. If our employment agreement with Mr. Campanella was terminated for "Good reason" by such officer or other than for "Cause" by us prior to December 31, 2006, we would have been obligated to continue paying Mr. Campanella his base salary until such date. After December 31, 2006, Mr. Campanella's employment with us is terminable at will.

     Sheila C. Reinken - Former Chief Financial Officer and Chief Administrative Officer

     On November 15, 2004, we entered into an employment  agreement  with Sheila
C. Reinken, pursuant to which Mrs. Reinken served as our Chief Financial Officer and Chief Administrative Officer. The employment agreement provided for the payment of an annual base salary of $155,000, a discretionary bonus with a target of 50% of her base salary, plus certain incentive bonuses. In addition, we granted Ms. Reinken options to purchase 600,000 shares of our common stock, of which 150,000 options vested on January 4, 2006, at an exercise price of $0.245 per share.

     Ms. Reinken resigned from her position as our Chief Financial Officer and Chief Administrative Officer on July 21, 2006. Because Ms. Reinken's employment was terminable at will, we did not incur any obligations as a result of her termination.

Outstanding Equity Awards At Year-End

     None of our Named Executive Officers exercised options or received stock awards during the year ended December 31, 2006.


--------------------------------------------------------------------------------
                                  Option Awards
                       ---------------------------------------------------------
         Name           Number of         Number of
                        Securities        Securities
                        Underlying        Underlying
                        Unexercised       Unexercised       Option      Option
                        Option (#),       Option (#),       Exercise  Expiration
                        Exercisable       Unexercisable     Price ($)     Date
         (a)                 (b)              (c)             (e)         (f)
--------------------------------------------------------------------------------
                               375,000          1,125,000       0.155   12/29/10
Leonard J. Sokolow                   -          2,000,000       0.210   12/28/11
--------------------------------------------------------------------------------
                                40,000            120,000       0.180   06/13/10
Alan B. Levin                   12,500             37,500       0.155   12/29/10
                                     -            500,000       0.200   07/23/11
                                     -            500,000       0.210   12/28/11
--------------------------------------------------------------------------------
Richard Campanella             150,000            450,000       0.170   06/30/10
--------------------------------------------------------------------------------
Timothy Mahoney              1,500,000                  -       0.155   12/29/10
--------------------------------------------------------------------------------
Sheila Reinken                       -                  -           -          -
--------------------------------------------------------------------------------

                        Option Exercises and Stock Vested

     None of our Named Executive Officers exercised options or received stock awards during the year ended December 31, 2006

Pension Benefits

     We  do  not  have  any  defined   benefit  plans  and  only  offer  defined
contribution plans.

Non-Qualified Deferred Compensation

     We do not have any non-qualified deferred contribution plans or other deferred compensation plans.

                  Post-Termination / Change in Control Benefits

     The section below describes the payments that may be made to Named Executive Officers upon termination or Change in Control, as defined below, pursuant to individual agreements. For payments made to a participant upon a retirement other than in connection with termination or a Change in Control, see Pension Benefits above.

     Termination

     Our employment agreement with our current Chief Financial Officer is, and our employment agreement with our former Chief Financial Officer was, terminable at will. Accordingly, we will not incur any obligations upon the termination of these Named Executive Officers.

     Our employment agreement with our former Chairman could have been, and our employment agreement with our current Chairman and Chief Executive Officer may be, terminated upon the occurrence of the following:

v.            the death of such Named Executive Officer;
vi. such Named Executive Officer giving 30 days' notice of termination;
vii. the Named Executive Officer being unable to discharge his duties due to physical or mental illness (for the purpose of this discussion "Disability") for a period of more than nine consecutive months or 12 months during any 18-month period; and
viii. (a) the final non-appealable adjudication of such Named Executive Officer as guilty of a felony or (b) the unanimous determination of our Board (other than such Named Executive Officer) that such Named Executive Officer has engaged in material intentional misconduct or the gross neglect of his duties that has a material adverse effect on our business (for the purpose of this discussion, "For Cause").

     Upon the death or "Disability" of our former Chairman and our current Chairman and Chief Executive Officer or our termination of our employment agreements with such Named Executive Officers other than "For Cause," such employment agreements provide that we would be required to pay these Named Executive Officers a lump sum payment equal to the sum of (a) twice the sum of their respective highest annual base salary during employment with us, and (b) twice the greater of (i) the highest bonus, incentive or other compensation payment actually received by such officer during the three years preceding the termination and (ii) the highest bonus, incentive or other compensation payment such officer was entitled to receive during the three years preceding the termination. Additionally, we will be required to provide all applicable benefits to such officer and his family for a period of two years. All stock options warrants or other similar securities will become fully vested.

     Our employment agreement with our former Chairman was mutually terminated in 2006. For a description the terms of the Resignation Agreement, see "Additional information Regarding Executive Compensation - Employment Agreements," above. The termination of the employment agreement prior to the expiration of its term will not cause us to incur any early termination penalties of any kind, and all post-employment matters between our former Chairman and us are governed by the Resignation Agreement.

     Prior to December 31, 2006, our employment agreement with the President and Chief Operating Officer of vFinance Investments, Inc. could have been terminated for "Good reason" by such officer or for "Cause" by us. If our employment agreement with the President and Chief Operating Officer of vFinance Investments, Inc. was terminated for "Good reason" by such officer or other than for "Cause" by us prior to December 31, 2006, we would have been obligated to continue paying the President and Chief Operating Officer of vFinance
Investments, Inc. his base salary for the remainder of the term of his employment agreement.

     Assuming our current Chairman and Chief Executive Officer's employment was terminated on December 31, 2006 upon his death or "Disability" or our termination other than "For Cause," we would be required to pay him a lump sum of approximately $1.13 million.

     Change in Control

     Upon the acquisition by an individual or company of 50.1% or more of our issued and outstanding shares, all options granted to our current Chief Financial Officer and the President and Chief Operating Officer of vFinance Investments, Inc. pursuant to their respective employment agreements will become immediately vested. Upon the acquisition by an individual or company of 50.1% or more of our issued and outstanding shares on December 31, 2006, 1,157,500 shares of common stock underlying options held by our current Chief Financial Officer and 450,000 shares of common stock underlying options held by the President and Chief Operating Officer of vFinance Investments, Inc. would have vested. The value received by our current Chief Financial Officer and the President and Chief Operating Officer of vFinance Investments, Inc. would have been $12,550 and $24,000, respectively, calculated as the excess of the stock closing value on December 31, 2006 over the total options outstanding for each executive at the exercise price for their respective option grants.

     Upon a Change in Control anytime from January 3, 2007 up to and including January 3, 2010, we have agreed to pay to our former Chairman an amount equal to: (a) twice the sum of his highest annual base salary during his employment with us, and (b) twice the greater of (i) the highest bonus, incentive or other compensation payment actually received by him during the three years preceding the Change in Control and (ii) the highest bonus, incentive or other compensation payment he was entitled to receive during the three years preceding the Change in Control. In the event of a Change in Control, all stock options, warrants, stock appreciation rights and other similar securities held by our former Chairman will become immediately and fully vested. Upon a Change in Control as of December 31, 2006, we would have been required to pay our former Chairman a lump sum of $838,788.

     Upon a Change in Control, we have agreed to pay to our current Chairman and Chief Executive Officer an amount equal to: (a) twice the sum of his highest annual base salary during his employment with us, and (b) twice the greater of
(i) the highest bonus, incentive or other compensation payment actually received by him during the three years preceding the Change in Control and (ii) the highest bonus, incentive or other compensation payment he was entitled to receive during the three years preceding the Change in Control. In the event of a Change in Control, all stock options, warrants, stock appreciation rights and other similar securities held by our current Chairman and Chief Executive Officer will become immediately and fully vested. Upon a Change in Control as of December 31, 2006, we would have been required to pay our current Chairman and Chief Executive Officer a lump sum of approximately $1.13 million.

                              Director Compensation

     Directors do not receive any compensation for serving on our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The table below provides information regarding the beneficial ownership of the Common Stock as of March 26, 2007. The table reflects ownership by: (1) each person or entity who owns beneficially 5% or more of the shares of our outstanding Common Stock, (2) each of our directors, (3) each of the Named Executive Officers, and (4) our directors and officers as a group. Except as otherwise indicated, and subject to applicable community property laws, we believe the persons named in the table have sole voting and investment power with respect to all shares of Common Stock held by them. Except as otherwise indicated, each stockholder's percentage ownership of our Common Stock in the following table is based on 54,429,876 shares of Common Stock outstanding.

                        Name of Beneficial Owner                   Number of Shares
                                                                   Beneficially
                                                                   Owned (in          Percent of
                                                                   thousands)         Class
---------------------------------------------------------------   ------------------ --------------
Leonard J. Sokolow (2)                                                   6,258.0       11.4%
Timothy E. Mahoney (3)                                                   7,383.0       13.2%
Highlands Group Holdings, Inc. (4)                                       2,175.0       4.0 %
Alan B. Levin (5)                                                           52.5           *
Richard Campanella (6)                                                     225.0           *
Sterling Financial Group of Companies, Inc. (7)                         13,000.0       23.9%
Global Partners Securities, Inc. (8)                                     4,591.6       8.2 %
Level2.com, Inc. (9)                                                     4,591.6       8.2 %
Oxir Investment Ltd. (10)                                                3,000.0       5.5 %

All executive officers and directors as a group (4 persons)              6,535.5       11.9%

     ---------------------------
     * Denotes less than 1% ownership.

     (1) Beneficial ownership is determined in accordance with the rules of the SEC. Shares of Common Stock subject to option or warrants currently exercisable or exercisable withing 60 days of March 26, 2006, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated, the officer, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 54,429,876 shares of Common Stock oustanding as of March 26, 2007.

     (2) Includes 5,883,010 shares of Common Stock issued in the names of Mr. Sokolow and his wife, and 375,000 shares of Common Stock issuable upon exercise of options at a price of $0.155 per share, which options are exercisable within 60 days of March 26, 2007.

     (3) Includes 2,175,000 shares of Common Stock issued in the name of Highlands Group Holdings, Inc., 3,205,009 shares of Common Stock issued in the name of Mr. Mahoney and 1,500,000 shares of Common Stock issuable upon exercise of options at a price of $0.155 per share, which options are exercisable within 60 days of March 26, 2007.

     (4) Highlands Group Holdings, Inc., whose address is 68 Cayman Place, Palm Beach Gardens, Florida 33418, is wholly owned by Mr. Timothy Mahoney, our former Chairman and Chief Operating Officer. Mr. Mahoney, as the owner of Highlands Group Holdings, Inc., is deemed to beneficially own the 2,175,000 shares held by Highlands Group Holdings, Inc.

     (5) Includes 52,500 shares of Common Stock issuable upon exercise of options at a weighted-average price of $0.174 per share, which options are exercisable within 60 days of March 26, 2007.

     (6) Includes 75,000 shares of common stock issued in the name of Mr. Campanella and 150,000 shares of Common Stock issuable upon exercise of options at a price of $0.17 per share, which options are exercisable within 60 days of March 26, 2007.

     (7) Based solely on information contained in a Schedule 13D filed with the SEC on May 22, 2006, Sterling Financial Group of Companies, Inc.'s former business address was 1200 North Federal Highway, Suite 401, Boca Raton, Florida 33432. Charles Garcia, as the sole officer of Sterling Financial Group of Companies, Inc., has the power to vote and to dispose of all of the shares held by Sterling Financial Group of Companies, Inc., and is deemed to have shared voting power and shared dispositive power with respect to such shares.

     (8) Includes 3,288,253 shares of Common Stock and 1,303,393 shares of Common Stock issuable upon exercise of warrants at a price of $0.11 per share, which warrants are exercisable within 60 days of March 26, 2007. Global Partners Securities, Inc.'s business address is 1909 Tyler Street, Wachovia Center, Penthouse, Hollywood, Florida 33020. Marcos Konig, Harry Konig and Salomon Konig, as president, vice president and director of Global Partners Securities, Inc., share the power to vote and to dispose of all of the shares held by Global Partners Securities, Inc. Global Partners Securities, Inc. has informed the Company that it intends to assign these shares of Common Stock for the benefit of its creditor, Dennis de Marchena.

     (9) Includes 3,288,253 shares of Common Stock and 1,303,393 shares of Common Stock issuable upon exercise of warrants at a price of $0.11 per share, which warrants are exercisable within 60 days of March 26, 2007. Level2.com, Inc.'s former business address was 2101 W Commercial Blvd., Suite 3500, Ft. Lauderdale Florida 33309. Marcos Konig, Harry Konig and Salomon Konig, as president, vice president and director of Level2.com, Inc., respectively, share the power to vote and to dispose of all of the shares held by Level2.com, Inc. Level2.com, Inc. has informed the Company that it intends to assign these shares of Common Stock for the benefit of its creditor, Dennis de Marchena.

     (10) Based solely on information contained in a Schedule 13D filed with the SEC on July 13, 2006, Vassili Oxenuk, as sole officer and director and sole shareholder of Oxir Investment Ltd., has the power to vote and to dispose of all of the shares held by Oxir Investment Ltd., and is deemed to have shared voting power and shared dispositive power with respect to such shares. Oxir Investment Ltd.'s business address is The Studio, St. Nicholas Close, Elstree Herts, United Kingdom WD6 3EW. Mr. Oxenuk has advised the Company that Oxir Investments Ltd. beneficially owns 3,000,000 shares of Common Stock.

     In connection with Sterling Financial Group of Companies, Inc.'s acquisition of our securities, on May 11, 2006, we and vFinance Investments entered into a voting and lockup agreement with Sterling Financial Investment Group, Inc., Sterling Financial Group of Companies, Inc., Charles Garcia, Leonard J. Sokolow and Timothy E. Mahoney. Pursuant to this agreement, Leonard
J. Sokolow and Timothy E. Mahoney agreed, in their capacity as stockholders and directors, to vote for a disgneee of Charles Garcia to serve on our Board of Directors for so long as Mr. Garcia is employed by vFinance Investments and to vote for Mr. Garcia's designee to so serve for the one-year period beginning upon Mr. Garcia's departure. Further, Sterling Financial Group of Companies, Inc. agreed not to sell the acquired securities until May 11, 2007. On January 17, 2006, we also entered into a standstill agreement with Sterling Financial Investment Group, Inc., Sterling Financial Group of Companies, Inc., Charles Garcia and Alexis Korybut (the "Sterling Parties|"), which agreement has the same standstill provisions as our agreement with the Konigs.

Equity Compensation Plan Information

     The following table sets forth certain information as of December 31, 2005, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance under:

o all compensation plans previously approved by our security holders; and

o all compensation plans not previously approved by our security holders.


                                                                                                          Number of
                                                                                                          Securities
                                                                                   Weighted-              Remaining
                                                                                   Average                Available For
                                                                                   Exercise               Future Issuance
                                                             Number of Securites   Price                  Under Equity
                                                             to be issued upon     Outstanding            Compensation
                                                             exercise of           options,               Plans (excluding
                                                             outstanding options,  warrants               securities reflected
                                                             warrants and rights   and rights             in column (a)
Plan Category                                                       (a)               (b)                       (c)
--------------------------------------------------------- ----------------------- ---------------------- ----------------------

Equity compensation plans approved by security holders

Equity compensation plans not approved by security
holders (1)                                                           19,538,480                    .10                       -
--------------------------------------------------------- ----------------------- ---------------------- ----------------------

Total                                                                 19,538,480    $               .10                       -
                                                           ======================  ===================== =======================

(1) Includes options and warrants granted pursuant to individual compensation arrangements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

     Except as otherwise set forth in this report, the Company did not engage in any transactions with related parties since January 1, 2006 in which the amount involved exceeded $120,000.

     We have a written policy regarding the review, approval or ratification of related person transactions. A related person transaction for the purposes of the policy is a transaction between us and one of our directors or nominees for director, executive officers or 5% shareholders, or a member of one of these person's immediate family, in which such person has a direct or indirect material interest and involves more than $120,000. Under this policy, related person transactions are prohibited unless our Board of Directors, or a committee designated thereby, has determined in advance that the transaction is in our best interests. In the event we enter into such a transaction without board approval, the Board of Directors must promptly review its terms and may ratify the transaction if it determines it is appropriate.

Director Independence

     The Board of Directors has determined that Charles R. Modica is "independent" as such term is defined by the applicable listing standards of The NASDAQ Stock Market, Inc. Our Board of Directors based this determination on our directors' employment relationships.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES.

     During 2006 and 2005, the Company incurred the following fees for professional services rendered by our principal accountant Sherb & Co., LLP:

                             2006            2005
                         -------------   -------------

Audit Fees (1)             $   92,000       $ 107,985
Audit-related Fees                  -               -
Tax Fees (2)               $    7,500       $  27,500
All Other Fees             $   13,700       $       -
                         -------------   -------------
Total                      $  113,200       $ 135,485
                          ============== ==============

     Audit Fees

     During the years ended December 31, 2006 and 2005, the aggregate fees billed by Sherb & Co., LLP, our principal accountants in 2006 and 2005, for the audit of our financial statements for each of those years, the review of our financial statements included in our Quarterly Reports on Form 10-QSB and fees related to filings with the SEC and accounting consultations during those fiscal years were $92,000 and $107,985, respectively.

     Audit Related Fees

     During  the  years  ended   December  31,  2006  and  2005,  our  principal
accountants, Sherb & Co., LLP, did not provide any assurance or related services.

     Tax Fees

     During  the  years  ended   December  31,  2006  and  2005,  our  principal
accountants, Sherb & Co., LLP, billed us $7,500 and $27,500, respectively, for the preparation of federal income tax returns and other tax related matters.

     Other Fees

     During  the  years  ended   December  31,  2005  and  2004,  our  principal
accountants, Sherb & Co., LLP, did not provide any services or products other than as reported above.

     Pre-Approval Policies and Procedures

     Our Board of Directors has adopted a policy that requires advance approval of all audit services and permitted non-audit services to be provided by the independent auditor as required by the Exchange Act. Our Board of Directors must approve the permitted service before the independent auditor is engaged to perform it.

     Our Board of Directors approved all of the services described above in accordance with its pre-approval policies and procedures.

                                     PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

 Number of
 Exhibit                               Exhibit Description

   2.1 Share Exchange Agreement among the Company, vFinance Holdings, Inc., certain shareholders of vFinance Holdings, Inc. and Union Atlantic, dated November 8, 1999 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on November 8,
                    1999).

   2.2 Amendment to Share Exchange Agreement dated November 29, 1999 (incorporated by reference to Exhibit 2.2 to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2000).

   2.3 Agreement and Plan of Merger dated as of December 22, 2000, by and among the Company, NW Holdings, Inc., and Alvin S. Mirman, Ilene Mirman, Marc N. Siegel, Richard L. Galterio, Vincent W. Labarbara, Eric M. Rand, and Mario Marsillo, Jr. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on January 17,
                    2001).

   2.4 Agreement and Plan of Merger, dated as of January 3, 2001, by and among the Company, Colonial Acquisition Corp., Colonial Direct Financial Group, Inc., and Michael Golden and Ben Lichtenberg (incorporated by reference to Exhibit
                    2.2 to the Company's Current Report on Form 8-K filed with the SEC on January 17, 2001).

   2.5 Securities Exchange Agreement, dated as of August 15, 2001, among Kathleen Wallman, Steven Wallman, Joseph Daniel and vFinance.com, Inc. (n/k/a vFinance, Inc.) (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2001).

   3.1 Certificate of Incorporation as filed with the Delaware Secretary of State on February 12, 1992 (incorporated by reference to the Company's Registration Statement on Form S-18 filed with the SEC on July 24, 1992).

   3.2 Certificate of Renewal and Revival of Certificate of Incorporation as filed with the Delaware Secretary of State on March 15, 1996 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2000).

   3.3 Certificate of Amendment to the Certificate of Incorporation as filed with the Delaware Secretary of State on April 28, 1999 (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2000).

   3.4 Certificate of Amendment to Certificate of Incorporation as filed with the Delaware Secretary of State on March 13, 2000 (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30,
                    2000).

   3.5 Certificate of Amendment to Certificate of Incorporation as filed with the Delaware Secretary of State on November 28, 2001 (incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-KSB filed with the SEC on April 16, 2002).

 Number of
 Exhibit                                Exhibit Description

   3.6 Certificate of Designation of Series A Convertible Preferred Stock of the Company as filed with the Delaware Secretary of State on January 3, 2001 (incorporated by reference to
                    Exhibit 3(i).1 to the Company's Current Report on Form 8-K filed with the SEC on January 17, 2001).

   3.7 Certificate of Designation of Series B Convertible Preferred Stock of the Company as filed with the Delaware Secretary of State on January 3, 2001 (incorporated by reference to
                    Exhibit 3(i).2 to the Company's Current Report on Form 8-K filed with the SEC on January 17, 2001).

   3.8 Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form S-18 filed with the SEC on July 24, 1992).

   3.9 Unanimous Written Consent of the Company's Board of Directors dated January 24, 1994, amending the Bylaws (incorporated by reference to Exhibit 3.6 to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30,
                    2000).

   3.10 Unanimous Written Consent of the Company's Board of Directors, effective as of January 24, 1999, amending the Bylaws (incorporated by reference to Exhibit 3.7 to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2000).

   4.1 Form of Warrant issued to AMRO International, S.A. (to purchase 100,000 shares), CALP II Limited Partnership, a Bermuda limited partnership (to purchase 350,000 shares), Celeste Trust Reg (to purchase 5,000 shares), Balmore SA (to purchase 35,000 shares), Sallee Investments LLLP (to purchase 25,000 shares), worldVentures Fund I, LLC (to purchase 25,000 shares), RBB Bank Aktiengesellschaft (to purchase 130,000 shares) and Thomas Kernaghan & Co., Ltd. (to purchase 58,333 shares) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on April 13, 2000).

   4.2 Stock Purchase Warrant, dated August 15, 2001, issued to Kathleen Wallman (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2001).

   4.3 Stock Purchase Warrant, dated August 15, 2001, issued to Joseph Daniel (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2001).

   4.4 Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC November 8, 2004).

   4.5 Warrant to Purchase Common Stock dated November 7, 2006 issued to Global Partners Securities, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on November 13, 2006.).

   4.6 Warrant to Purchase Common Stock dated November 7, 2006 issued to Level2.com, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on November 13, 2006).

 Number of
 Exhibit                               Exhibit Description

   10.1 Purchase Agreement between the Company and Steven Jacobs and Mauricio Borgonovo, dated December 24, 1999, for the purchase of Pinnacle Capital Group, LLC (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2000).

   10.2 Asset Purchase Agreement among the Company, Steven Jacobs and Mauricio Borgonovo dated January 3, 2000 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2000).

   10.3 Asset Purchase Agreement dated November 17, 1999 among the Company, Andrew Reckles, Paul T. Mannion and Vincent Sbarra (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30,
                    2000).

   10.4 Stock Purchase Agreement between the Company and River Rapids Ltd., dated September 27, 1999 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2000).

   10.5 Amendment to Stock Purchase Agreement between the Company and River Rapids Ltd. dated December 22, 1999 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2000).

   10.6 Common Stock and Warrants Purchase Agreement among the Company, AMRO International, S.A., CALP II Limited Partnership, a Bermuda Limited partnership, Celeste Trust Reg, Balmore SA, Sallee Investments LLLP, worldVentures Fund I, LLC and RBB Bank Aktiengesellschaft, dated March 31, 2000 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on April 13,
                    2000).

   10.7 Registration Rights Agreement among the Company, AMRO International, S.A., CALP II Limited Partnership, a Bermuda limited partnership, Celeste Trust Reg, Balmore SA, Sallee Investments LLLP, worldVentures Fund I, LLC, RBB Bank Aktiengesellschaft and Thomas Kernaghan & Co., Ltd., dated March 31, 2000 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on April 13, 2000).

   10.8 Escrow Agreement among the Company, AMRO International, S.A., CALP II Limited Partnership, a Bermuda limited partnership, Celeste Trust Reg, Balmore SA, Sallee Investments LLLP, worldVentures Fund I, LLC, RBB Bank Aktiengesellschaft and Epstein Becker & Green, P.C., dated March 31, 2000 (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Company's Registration (Statement on Form SB-2 filed with the SEC on July 14, 2000).

   10.9* Amended and Restated Employment Letter Agreement dated December 18, 2000, between the Company and David Spector (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-KSB filed with the SEC on March 20,
                    2001).

   10.10 Registration Rights Agreement, dated as of August 15, 2001, among Kathleen Wallman, Joseph Daniel and vFinance.com, Inc. (n/k/a vFinance, Inc.) (Incorporated by reference to Exhibit
                    10.2 to the Company's Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2001).

 Number of
 Exhibit                               Exhibit Description

   10.11            Note Purchase  Agreement by and between  vFinance.com,  Inc.
                    d/b/a vFinance, Inc. (n/k/a vFinance, Inc.) and Best Finance Investments Limited (n/k/a SBI Investments (USA), Inc.)
                    dated November 28, 2001 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB filed with the SEC April 16, 2002).

   10.12 Letter Agreement dated November 30, 2001 amending Note Purchase Agreement (incorporated by reference to Exhibit
                    10.19 to the Company's Annual Report on Form 10-KSB filed with the SEC April 16, 2002).

   10.13 Letter Agreement dated December 14, 2001 amending Note Purchase Agreement (incorporated by reference to Exhibit
                    10.20 to the Company's Annual Report on Form 10-KSB filed with the SEC April 16, 2002).

   10.14 Letter Agreement dated December 28, 2001 amending Note Purchase Agreement (incorporated by reference to Exhibit
                    10.21 to the Company's Annual Report on Form 10-KSB filed with the SEC April 16, 2002).

   10.15 Letter Agreement dated February 13, 2002 amending Note Purchase Agreement (incorporated by reference to Exhibit
                    10.22 to the Company's Annual Report on Form 10-KSB filed with the SEC April 16, 2002).

   10.16 Letter Agreement dated March 4, 2002 amending Note Purchase Agreement (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-KSB filed with the SEC April 16, 2002).

   10.17 Credit Facility by and between the Company and UBS Americas, Inc. dated as of January 25, 2002 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-KSB filed with the SEC April 16, 2002).

   10.18 Subordination Agreement by and among the Company, UBS Americas, Inc., and SBI Investments (USA), Inc. dated as of January 25, 2002 (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-KSB filed with the SEC April 16, 2002).

   10.19 Consulting Agreement effective as of August 20, 2001 by and between vFinance.com, Inc. and Insight Capital Consultants Corporation (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10- KSB filed with the SEC April 16, 2002).

   10.20 Amendment to Credit Agreement dated April 12, 2002 by and between the Company and UBS Americas Inc. (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-KSB filed with the SEC April 16, 2002).

   10.21 Selected Asset Purchase Agreement dated as of May 29, 2002 among vFinance Investments, Inc., Somerset Financial Partners, Inc., Somerset Financial Group, Inc., Douglas Toth and Nicholas Thompson (the "Select Asset Purchase Agreement") (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB filed with the SEC August 14, 2002).

 Number of
 Exhibit                               Exhibit Description

   10.22 Amendment to Select Asset Purchase Agreement dated June 17, 2002 among vFinance Investments, Inc., Somerset Financial Partners, Inc., Somerset Financial Group, Inc. Douglas Toth and Nicholas Thompson (incorporated by reference to Exhibit
                    10.2 to the Company's Quarterly Report on Form 10-QSB filed with the SEC August 14, 2002).

   10.23 Escrow Agreement dated June 19, 2002 among vFinance Investments, Inc., Somerset Financial Partners, Inc., Somerset Financial Group, Inc. Douglas Toth, Nicholas Thompson and Krieger & Prager LLP (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB filed with the SEC August 14, 2002).

   10.24            Termination Agreement  (incorporated by reference to Exhibit
                    10.1 to the Company's Quarterly Report on Form 10-QSB/A filed with the SEC November 14, 2002).

   10.25 Branch Agreement between the Company and JSM Holding Corp (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-KSB filed with the SEC March 31,
                    2003).

   10.26 Lease agreement on the Company's headquarters in Boca Raton, FL, dated January 1, 2003 between the Company and Zenith Professional Center, LTD. (incorporated by reference to
                    Exhibit 10.44 to the Company's Annual Report on Form 10-KSB filed with the SEC March 30, 2004).

   10.27 Stock purchase warrant agreement between the Company and Zenith Professional Center, LTD. (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-KSB filed with the SEC March 30, 2004).

   10.28 Asset Purchase Agreement, dated November 2, 2004, by and between vFinance Investments Holdings, Inc. and Global Partners Securities, Inc. (incorporated by reference to
                    Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC November 8, 2004).

   10.29 Stock Purchase Agreement, dated November 2, 2004, by and between vFinance Investments Holdings, Inc. and Level2.com, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the SEC November 8, 2004).

   10.30 Registration Rights Agreement, dated November 2, 2004, by and among vFinance, Inc., Global Partners Securities, Inc. and Level2.com, Inc. (incorporated by reference to Exhibit
                    4.1 to the Company's Current Report on Form 8-K filed with the SEC November 8, 2004).

   10.31 Stock Escrow Agreement, dated November 2, 2004, by and among vFinance Investments Holdings, Inc., the Company, Global Partners Securities, Inc., Level2.com, Inc., and Edwards & Angell, LLP (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC November 8, 2004).

   10.32 Standstill Agreement, dated November 2, 2004, by and among vFinance, Inc. and each of Marcus Konig, Harry Konig and Salomon Konig (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC November 8, 2004).

 Number of
 Exhibit                               Exhibit Description

   10.33* Amended and Restated Letter Agreement dated January 14, 2005 between the Company and Sheila C. Reinken (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC January 21, 2005).

   10.34 CIE Master Services Agreement dated May 13, 2005 by and between the Company and Center for Innovative Entrepreneurship, Inc. (incorporated by reference to Exhibit
                    10.1 to the Company's Quarterly Report of Form 10-QSB filed with the SEC on May 16, 2005)

   10.35 vFinance Management Services Agreement dated May 13, 2005 by and between the Company and Center for Innovative Entrepreneurship, Inc. (incorporated by reference to Exhibit
                    10.2 to the Company's Quarterly Report of Form 10-QSB filed with the SEC on May 16, 2005)

   10.36 License and Website Agreement dated June 8, 2005 by and between the Company and vFinance Holdings, Inc. and Center for Innovative Entrepreneurship, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report of Form 10-QSB filed with the SEC on August 15, 2005).

   10.37 Asset Purchase Agreement, dated January 10, 2006, by and among the Company, vFinance Investments, Inc., Sterling
                    Financial Investment Group, Inc., and Sterling Financial Group of Companies, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on January 17, 2006).

   10.38 Registration Rights Agreement, dated January 10, 2006, by and among vFinance, Inc., and Sterling Financial Group of Companies, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on January 17, 2006).

   10.39 Standstill Agreement, dated January 10, 2006, by and among vFinance, Inc. and each of Sterling Financial Investment Group, Inc., Sterling Financial Group of Companies, Inc., Charles Garcia and Alexis Korybut (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 17, 2006).

   10.40 Voting and Lockup Agreement, dated January 10, 2006, by and among vFinance, Inc., vFinance Investments, Inc., Sterling Financial Investment Group, Inc., Sterling Financial Group of Companies, Inc., Charles Garcia Leonard Sokolow and Timothy Mahoney (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 17, 2006).

   10.41 Management Agreement, dated January 10, 2006, by and among vFinance Investments, Inc., Sterling Financial Investment Group, Inc. and Sterling Financial Group of Companies, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on January 17,
                    2006).

   10.42 Amendment to Asset Purchase Agreement, dated May 11, 2006, by and between vFinance, Inc., vFinance Investments, Inc., Sterling Financial Investment Group, Inc., and Sterling Financial Group of Companies, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the SEC on May 16, 2006).

   10.43 Second Amendment to Asset Purchase Agreement, dated May 11, 2006, by and between vFinance, Inc., vFinance Investments, Inc., Sterling Financial Investment Group, Inc., and Sterling Financial Group of Companies, Inc. (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed with the SEC on May 16, 2006).

 Number of
 Exhibit                               Exhibit Description

   10.44 Amendment to Registration Rights Agreement, dated May 11, 2006, by and among vFinance, Inc., and Sterling Financial Group of Companies, Inc. (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on May 16, 2006).

   10.45 Amendment to Voting and Lockup Agreement, dated May 11, 2006, by and among vFinance, Inc., vFinance Investments, Inc., Sterling Financial Investment Group, Inc., Sterling Financial Group of Companies, Inc., Charles Garcia Leonard Sokolow and Timothy Mahoney (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on May 16, 2006).

   10.46 Amendment to Management Agreement, dated May 11, 2006, by and among vFinance Investments, Inc., Sterling Financial
                    Investment Group, Inc. and Sterling Financial Group of Companies, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on May 16, 2006).

   10.47 Stock Escrow Agreement dated May 11, 2006, by and among vFinance, Inc., vFinance Investments, Inc., Sterling Financial Investment Group, Inc., Sterling Financial Group of Companies, Inc., and Edwards Angell Palmer & Dodge, LLP (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on May 16,
                    2006).

   10.48 Employment Agreement Amendment No. 1 dated May 12, 2006 by and among vFinance, Inc. and Leonard Sokolow (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on May 16, 2006).

   10.49 Employment Agreement dated July 24, 2006 between vFinance, Inc. and Alan B. Levin (incorporated by reference to Exhibit
                    10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 26, 2006).

   10.50 Settlement Agreement dated October 16, 2006 by and among vFinance, Inc., Henry S. Snow, Sandra S. Snow, Michael Golden and Ben Lichtenberg (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 13, 2006).

   10.51 Settlement and Escrow Release Agreement dated as of November 7, 2006 by and among vFinance, Inc., vFinance Investments, Inc., Global Partners Securities, Inc., Level2.com,Inc. and Edwards Angell Palmer & Dodge LLP (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on November 13, 2006).

   10.52* Resignation Agreement dated December 29, 2006 by and between vFinance, Inc. and Timothy E. Mahoney (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 8, 2007).

   10.53* Employment Agreement Amendment #2 dated December 29, 2006 by and between vFinance, Inc. and Leonard J. Sokolow (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 8,
                    2007).

   10.54 Voting Agreement dated December 29, 2006 by and between Timothy E. Mahoney and Leonard J. Sokolow (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on January 8, 2007). -106-

 Number of
 Exhibit                               Exhibit Description

   14 Code of Ethics (incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-KSB filed with the SEC March 30, 2004).

   21**             List of Subsidiaries

   23.1**           Consent of Sherb & Co. LLP

   31.1** Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2** Certification by Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

   32.1** Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2** Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

*    Management contract or compensatory plan or arrangement.
**   Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

vFinance, Inc.


By: /s/ Leonard J. Sokolow
--------------------------------------------------
LEONARD J. SOKOLOW, CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER



Date: April 2, 2006






Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                      Capacity                      Date
------------------------    ------------------------------------ ---------------

                              Chairman of the Board and Chief
/s/  Leonard J. Sokolow       Executive Officer
------------------------      (Principal Executive Officer)       April 2, 2007
Leonard J. Sokolow


/s/ Alan B. Levin             Chief Financial Officer and
------------------------      Principal Financial and Accounting  April 2, 2007
Alan B. Levin                 Officer)


/s/ Charles R. Modica         Director                            April 2, 2007
------------------------
Charles R. Modica