Form 10-Q
period 2007-03-31
VFINANCE INC
filed 2007-05-15
CIK 890285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           (Mark One)

           [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2007

           Or

           [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               For the transition period _____________ to _________________


                         Commission File Number: 1-11454
                                 vFinance, Inc.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 2007: 54,679,876 shares of Common Stock $0.01 par value per share.

                                 VFINANCE, INC.
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED MARCH 31, 2007

                                      INDEX

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

   Unaudited Condensed Consolidated Statements of Financial Condition
         as of March 31, 2007 and December 31, 2006.......................... 4

   Unaudited Condensed Consolidated Statements of Operations for the Three
         Months Ended March 31, 2007 and 2006 ............................... 5

   Unaudited Condensed Consolidated Statement of Shareholders' Equity and
         Comprehensive Income for the three months ended March 31, 2007 ..... 6

   Unaudited Condensed Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 2007 and 2006 ............................... 7

   Item 2 - Management's Discussion and Analysis or Plan of Operation ...... 15

   Item 3 - Quantitative & Qualitative Disclosures About Market Risk ....... 19

   Item 4 - Controls and Procedures ........................................ 19

PART II - OTHER INFORMATION

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds .... 20

   Item 6 - Exhibits ....................................................... 21

   Signatures .............................................................. 22

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                 VFINANCE, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         (In thousands, except share and per share data)

                                                                 March 31, 2007   December 31, 2006
                                                                ----------------  ------------------

 Assets:
     Current assets:
      Cash and cash equivalents                                      $  5,248.4          $  4,205.2
      Due from clearing broker                                            607.2               299.9
      Marketable investment securities:
        Trading securities                                              1,691.2             1,009.4
        Available-for-sale securities                                     493.0               414.6
      Accounts receivable                                                 118.9               123.8
      Forgivable loans - employees, current portion                        64.2                58.8
      Notes receivable - employees                                        100.8               128.1
      Prepaid expenses and other current assets                           164.1               184.0
                                                                ----------------  ------------------

           Total current assets                                         8,487.8             6,423.8
                                                                ----------------  ------------------

    Property and equipment, net                                           619.7               661.0
    Customer relationships, net                                         3,908.5             4,115.4
    Other assets                                                          476.1               443.0
                                                                ----------------  ------------------

           Total assets                                              $ 13,492.1          $ 11,643.2
                                                                ================  ==================

Liabilities and shareholders' equity:
     Current liabilities:
      Accounts payable                                               $    689.3          $    821.7
      Accrued compensation                                              3,241.7             2,394.6
      Other accrued liabilities                                           897.7               800.7
      Securities sold, not yet purchased                                  904.4                41.6
      Capital lease obligations, current portion                          218.4               210.8
      Other                                                               335.8               348.5
                                                                ----------------  ------------------

           Total current liabilities                                    6,287.3             4,617.9
                                                                ----------------  ------------------

    Capital lease obligations, long term                                  102.5               125.6

Shareholders' Equity:
    Common stock $0.01 par value, 100,000,000 shares authorized
       54,679,876 and 54,429,876 shares issued and outstanding            546.8               544.3
    Additional paid-in capital                                         31,308.0            31,147.4
    Accumulated deficit                                               (24,111.7)          (24,149.5)
    Accumulated other comprehensive loss                                 (640.8)             (642.5)
                                                                ----------------  ------------------

           Total shareholders' equity                                   7,102.3             6,899.7
                                                                ----------------  ------------------

           Total liabilities and shareholders' equity                $ 13,492.1          $ 11,643.2
                                                                ================  ==================

              See accompanying notes to unaudited condensed consolidated financial statements.

                                                  4

                         VFINANCE, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                              Three Months Ended March 31,
                                            -------------------------------
                                               2007            2006
                                                           (Restated and
                                                              Revised)
                                            -------------- ---------------
 Revenues:
    Commissions - agency                      $   5,629.2      $  4,755.4
    Trading profits                               3,596.3         1,501.0
    Success fees                                  1,598.2         1,636.2
    Other brokerage related income                1,152.9           792.4
    Consulting fees                                  18.5           151.4
    Other                                            24.1           171.2
                                            -------------- ---------------
         Total revenues                          12,019.2         9,007.6
                                            -------------- ---------------
 Compensation, commissions and benefits           9,662.6         6,784.8
 Clearing and transaction costs                   1,104.1           937.3
 General and administrative costs                   656.7           571.5
 Occupancy and equipment costs                      240.7           203.6
 Depreciation and amortization                      318.4           122.0
                                            -------------- ---------------
         Total operating costs                   11,982.5         8,619.2
                                            -------------- ---------------
    Income from operations                           36.7           388.4
                                            -------------- ---------------
 Other income (expenses):
    Interest income                                  14.6            27.3
    Interest expense                                (18.3)          (12.2)
    Dividend income                                   3.4             4.1
    Other income (expense), net                       1.4             4.0
                                            -------------- ---------------
         Total other income (expense)                 1.1            23.2
                                            -------------- ---------------
 Income before income taxes                          37.8           411.6
 Income tax benefit (provision)                         -               -
                                            -------------- ---------------
    Net income                                $      37.8      $    411.6
                                            ============== ===============
    Net income per share: basic               $      0.00          $ 0.01
                                            ============== ===============
    Weighted average number of shares
       outstanding: basic                        54,579.9        40,126.1
                                            ============== ===============
    Net income per share: diluted             $      0.00      $     0.01
                                            ============== ===============
    Weighted average number of shares
       outstanding: diluted                      56,125.1         42,231.2
                                            ============== ================

           See accompanying notes to unaudited condensed consolidated financial statements.


                                                         VFINANCE, INC. AND SUBSIDIARIES
                             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                                      (In thousands.)


                                                                                               Accumulated
                                                                                                  Other
                                    Common         Common        Additional                    Comprehen-   Compre-   Total Share
                                     Stock          Stock         Paid-In    Accumulated       sive Income  hensive      holders'
                                    Shares          Amount        Capital      Deficit           (Loss)     Income       Equity
                                 ------------------------------------------------------------------------------------------------

Balance at December 31, 2006        54,429.9        $ 544.3     $ 31,147.4   $ (24,149.5)       $ (642.5)             $ 6,899.7
Net income                                 -              -              -          37.8               -    $ 37.8         37.8
Other comprehensive income:
  Unrealized gain on
     available-for-sale
     marketable securities                 -              -              -             -             1.7       1.7          1.7
                                                                                                          ---------
  Comprehensive income                                                                                      $ 39.5
                                                                                                          =========
Stock-based compensation expense           -              -          113.1             -               -                  113.1
Issuance of shares for
  future services                      250.0            2.5           47.5             -               -                   50.0
                                 ------------ -------------- -------------- ------------- ---------------           ------------

Balance at March 31, 2007           54,679.9          546.8       31,308.0     (24,111.7)         (640.8)               7,102.3
                                 ============ ============== ============== ============= ===============           ============

                           See accompanying notes to unaudited condensed consolidated financial statements.

                                                                            6

                              VFINANCE, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In thousands.)

                                                          Three Months Ended March 31,
                                                       -------------------------------
                                                          2007               2006
                                                                        (Restated and
                                                                           Revised)
                                                       --------------- ---------------

CASH PROVIDED BY OPERATING ACTIVITIES:
Net income                                                  $    37.8       $   411.6
    Adjustments to reconcile net income to
     net cash provided by operating activities:
       Non-cash fees received                                  (237.0)         (576.3)
       Non-cash compensation paid                               147.6           444.7
       Depreciation and amortization                            318.3           121.9
       Provision for doubtful accounts                              -             3.5
       Stock-based compensation                                 113.1           113.1
       Amounts forgiven under forgivable loans                   18.0               -
       Changes in operating assets and liabilities:
        (Increase) decrease in:
         Accounts receivable                                      4.9           (50.2)
         Forgivable loans                                       (23.4)              -
         Due from clearing broker                              (307.3)         (179.6)
         Notes receivable - employees                            27.3             1.7
         Investments in trading securities                     (681.8)          269.4
         Other current assets                                    69.9           (13.5)
         Other assets and liabilities, net                      (45.8)          (12.2)
        Increase (decrease) in:
         Accounts payable and accrued liabilities               811.7            54.4
         Securities sold, not yet purchased                     862.8            (9.9)
                                                       --------------- ---------------
 Cash provided by operating activities                        1,116.1           578.6
                                                       --------------- ---------------
 CASH USED IN INVESTING ACTIVITIES:
     Purchase of property and equipment                         (22.9)          (51.6)
     Proceeds from sales of investments in securities
      available-for-sale                                         12.7            36.0
                                                       --------------- ---------------
 Cash used in investing activities                              (10.2)          (15.6)
                                                       --------------- ---------------
 CASH USED IN FINANCING ACTIVTIES:
     Repayments of capital lease obligations                    (62.7)          (45.6)
                                                       --------------- ---------------
 Cash used in financing activities                              (62.7)          (45.6)
                                                       --------------- ---------------
 Increase in cash and cash equivalents                        1,043.2           517.4
 Cash and cash equivalents at beginning of period             4,205.2         4,427.4
                                                       --------------- ---------------
 Cash and cash equivalents at end of period                 $ 5,248.4       $ 4,944.8
                                                       =============== ===============


              See accompanying notes to unaudited condensed consolidated financial statements.

                         VFINANCE, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands, except share and per share data.)


1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     vFinance, Inc. (the "Company") is a global financial services company which specializes in high growth opportunities. The Company's expertise into this marketplace flows from three principal lines of business: providing investment banking and advisory services to micro, small and mid-cap high growth companies; making markets in over 3,000 micro and small cap stocks; and, offering information services on its website, a leading destination for emerging companies seeking capital and investors seeking opportunities. Due to its focus, the Company believes it is uniquely positioned to offer alternative investments to institutional and high net worth investors seeking to outperform market indices in addition to offering a full range of investment options. With over 40 offices in the U.S. and other parts of the world, the Company serves more than 12,000 corporate, institutional and high net worth clients. vFinance Investments, Inc. ("vFinance Investments") and EquityStation, Inc. ("EquityStation"), both subsidiaries of vFinance, Inc., are broker-dealers registered with the Securities and Exchange Commission ("SEC"), and members of National Association of Securities Dealers ("NASD") and Securities Investor Protection Corporation ("SIPC"). vFinance Investments is also a member of the National Futures Association ("NFA").

     The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts have been eliminated in consolidation.

     The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2007 is not necessarily indicative of the results to be expected for the year ended December 31, 2007. The interim financial statements should be read in connection with the audited financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

      Reclassifications

     Certain items in the 2006 Unaudited Condensed Consolidated Financial Statements have been reclassified to conform to the presentation in the 2007 Unaudited Condensed Consolidated Financial Statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

                         VFINANCE, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued.)


      Restatement and Revision

     The Company has restated certain amounts in the Unaudited Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006 as a result of comments to the Company from the staff of the Securities and Exchange Commission ("SEC"), as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

     A summary of the effects of the restatement and revision for the three months ended March 31, 2006 is as follows:

                                                                                          Effect of Restatements
                                                                            --------------------------------------------------------
                                          As
                                        Reported                              Reclass-
                                         Three                              ification of                             Net
                                         Months                              Securities    Amortiz-    Amortiz-     Effect
                                         Ended                              from Trading   ation of    ation of       of    Restated
                                        March 31,   Reclass                 to Available-  Intagible  Transition   Restate-   and
                                          2006     ifications   As Revised    for-Sale       Asset      Payment      ments  Revised
                                       ---------------------------------------------------------------------------------------------
Statement of Operations:
Total revenues                           $ 8,754.8      141.1  $ 8,895.9       111.7           -           -       111.7  $ 9,007.6
Clearing and transaction costs           $   793.3      154.0  $   947.3           -           -       (10.0)      (10.0) $   937.3
Depreciation and amortization            $   158.6        0.1  $   158.7           -       (36.7)          -       (36.7) $   122.0
Total operating costs                    $ 8,520.9      145.0  $ 8,665.9           -       (36.7)      (10.0)      (46.7) $ 8,619.2
Income (loss) from operations            $   234.0       (4.0) $   230.0       111.7        36.7        10.0       158.4  $   388.4
Net income                               $   253.2             $   253.2       111.7        36.7        10.0       158.4  $   411.6

Net income per share - basic             $    0.01                                                            $        -  $    0.01
                                       ============                                                           ========== ===========
Wt. avg. shares outstanding - basic       40,126.1                                                                         40,126.1
                                       ============                                                                      ===========
Net income per share - diluted           $    0.01                                                            $        -  $    0.01
                                       ============                                                           ========== ===========
Wt. avg. shares outstanding - diluted     42,231.2                                                                         42,231.2
                                       ============                                                                      ===========

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

                         VFINANCE, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued.)

     New Accounting Pronouncements

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No.133 and SFAS No.140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on the Company's Consolidated Financial Statements.

     In June 2006, the FASB issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes". This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the application of FASB Statement No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements. It also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FIN 48 did not have a material impact on the Company's Consolidated Financial Statements.

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's Consolidated Financial Statements.

     In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, "Accounting for Registration Payment Arrangements." FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement, and provides disclosure requirements for registration statement arrangements. The adoption of FSP EITF 00-19-2 did not have a material impact on the Company's Consolidated Financial Statements, since the Company has not typically enter into registration payment arrangements, as defined by FSP EITF 00-19-2.

                         VFINANCE, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued.)

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159, if elected, on its Consolidated Financial Statements.

2.       PROPERTY AND EQUIPMENT

     At March 31, 2007 and December 31, 2006, property and equipment, net consisted of the following:

                                     March 31,    December 31,
                                       2007          2006
                                  ------------- --------------

Furniture and fixtures                 $  90.8        $  90.8
Equipment                                744.3          727.5
Capital leases - computer
  equipment                              751.7          704.5
Leasehold improvements                   174.8          174.8
Software                                 221.0          214.8
                                  ------------- --------------

                                       1,982.6        1,912.4
Less: accumulated depreciation        (1,362.9)      (1,251.4)
                                  ------------- --------------

Property and equipment, net            $ 619.7        $ 661.0
                                  ============= ==============

     The Company acquired $47.2 thousand of computer equipment under capital leases in the three months ended March 31, 2007.

     The Company recorded depreciation expense of $111.4 thousand and $85.3 thousand in the three months ended March 31, 2007 and 2006, respectively.

                         VFINANCE, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued.)

3.       STERLING FINANCIAL ACQUISITION

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

     The following unaudited Pro Forma Combined Financial Statements of Sterling and vFinance gives effect to the acquisition of certain assets of Sterling Financial, as though the transactions occurred as of January 1, 2006. This unaudited pro forma information is presented for informational purposes, based upon available data and assumptions that management believes are reasonable, and is not necessarily indicative of future results:

                                                       Three Months Ended March 31, 2006
                                          -------------------------------------------------------------
                                            vFinance        Sterling      Adjustments       Pro Forma
                                          --------------  -------------  --------------   -------------
Total revenue                                 $ 9,007.6      $ 1,750.1       $       -      $ 10,757.7
Income from operations                            388.4          143.5          (170.0)          361.9
Net income                                        411.6          143.5          (170.0)          385.1
                                          --------------                 --------------   -------------
Earnings per share - diluted                  $    0.01                      $   (0.01)     $     0.01
                                          ==============                 ==============   =============
Wt. avg. shares outstanding - diluted          40,126.1                       13,000.0        53,126.1
                                          ==============                 ==============   =============
Earnings per share - diluted                  $    0.01                      $   (0.01)     $     0.01
                                          ==============                 ==============   =============
Wt. avg. shares outstanding - diluted          42,231.2                       13,000.0        55,231.2
                                          ==============                 ==============   =============

4.       CUSTOMER RELATIONSHIPS

     At March 31, 2007, customer relationships totaled $3.9 million, net of accumulated amortization of $944.4 thousand. At December 31, 2006 customer relationships totaled $4.1 million, net of accumulated amortization $737.4 thousand.

     Acquired customer relationships are amortized using the straight-line method over their estimated useful lives, which coincide with their expected revenue-generating lives, which range from five to ten years. The Company recorded amortization expense of $207.0 thousand and $36.7 thousand in the three months ended March 31, 2007 and 2006, respectively.

                         VFINANCE, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued.)

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

                                                  Three Months Ended March 31,
                                                   -------------------------
                                                       2007         2006
                                                   ------------ ------------

Weighted average shares outstanding - basic           54,579.9     40,126.1
Effect of dilutive stock options and warrants          1,545.2      2,105.1
                                                   ------------ ------------
Weighted average shares outstanding - diluted         56,125.1     42,231.2
                                                   ============ ============

     As of March 31, 2007, the Company had 18.5 million stock options and warrants outstanding, of which 8.8 million have been excluded from the computation of diluted earnings per share because they were anti-dilutive. As of March 31, 2006, the Company had 21.4 million stock options and warrants outstanding, of which 8.4 million have been excluded from the computation of diluted earnings per share because they were anti-dilutive.

6.       COMMITMENTS AND CONTINGENCIES

     Clearing Agreement

     As consideration for certain incentives received at the inception of the Clearing Agreement, the Company is required to pay a termination fee of $1.7 million in the event vFinance Investments terminates the Clearing Agreement. This fee is reduced annually on a pro rata basis over the five year term of the Clearing Agreement. As of March 31, 2007, the contingent obligation of the Company associated with this Clearing Agreement was $680.0 thousand.

     Litigation

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

     In the ordinary course of business, the Company and/or its subsidiaries may be parties to legal proceedings and regulatory inquiries, the outcome of which, either singularly or in the aggregate, is not expected to be material. There can be no assurance however that any sanctions will not have a material adverse effect on the financial condition or results of operations of the Company and/or its subsidiaries.

                         VFINANCE, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued.)

     The following is a brief summary of certain matters pending against or involving the Company and its subsidiaries.

     On or about February 28, 2005, Knight Equity Markets, LP ("Knight") filed an arbitration action (NASD Case No. 05-01069) against vFinance Investments, Inc. ("vFinance Investments"), claiming that vFinance Investments received roughly $6.5 million in dividends that rightfully belong to Knight. vFinance Investments asserts that the dividends actually went to two of its clients, Pearl Securities LLC ("Pearl Securities") and Michael Balog, and that vFinance Investments has no liability. vFinance Investments filed third party claims against Pearl Securities and Michael Balog to bring all of the parties into the action. Knight is seeking approximately $6.5 million in damages plus costs, attorney fees and punitive damages. vFinance Investments denies any liability to Knight and intends to vigorously defend against Knight's claims.

     On or about April 2005 Gregory F. and Ruth A. Whitten filed an arbitration action (NASD Case No. 05-02103) with NASD naming vFinance Investments as a Co-Respondent. The Statement of Claim filed in this action alleges negligent and intentional misrepresentations, breach of fiduciary duty, violation of Washington State Securities Act, and violation of the Washington Consumer Protection Act, in connection with the handling of claimants' brokerage accounts by Robert Agriogianis. The Statement of Claim alleges compensatory damages in excess of $445.0 thousand plus interest, costs, and attorney's fees. vFinance Investments has filed an Answer and Affirmative Defenses with the NASD. The Final Hearing occurred on May 2, 3, 4, 2007, and we are awaiting the final outcome. vFinance Investments denies any liability to Gregory F. and Ruth A. Whitten and intends to vigorously defend against their claim.

     On or about September 27, 2005, John S. Matthews filed an arbitration action (NASD Case No. 05-014991) against the Company, claiming that the Company wrongfully terminated his independent contact with the Company and that the Company "stole" his clients and brokers. Mr. Matthews has obtained a temporary restraining order and an agreed upon injunction was issued by the NASD panel. Mr. Matthews and JMS Capital Holding Corp., a plaintiff in the arbitration action also request unspecified damages resulting from the Company's alleged improper activity. The full hearing on the merits was postponed and is rescheduled for July 23 - 25, 2007. The Company intends to vigorously defend this matter. In addition to contesting and defending against JSM's and Mr. Matthews claims, the Company filed a counterclaim for indemnity based upon the contractual agreement between the parties.

     The Company engaged in a number of other legal proceedings incidental to the conduct of its business. These claims aggregate a range of $50.0 thousand to $260.0 thousand.

     As of March 31, 2007 and December 31, 2006, the Company had accrued approximately $100.0 thousand and $70.0 thousand, respectively, to provide for these matters. In 2005 the Company acquired an errors and omissions policy for certain future claims in excess of the policy's $75.0 thousand per claim deductible, up to an aggregate of $1.0 million. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on its financial position.

7.       SUBSEQUENT EVENTS

     On May 9, 2007 EquityStation received notification from Merrill Lynch Pierce Fenner & Smith, Broadcort Division that effective September 22, 2007 it will be terminating its clearing agreement with EquityStation, as provided for in the clearing agreement. The Company does not expect this termination to result in a material impact to its Consolidated Financial Statements, as it expects to replace the agreement by September 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included under
Item 1. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.

     Certain amounts have been reclassified from the previously reported financial statements to conform to the income statement presentation of the current period.

     We have restated certain amounts in the Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2006 as a result of comments to us from the Securities and Exchange Commission, as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

     The following table and discussion summarizes the changes in major revenue and expense categories for the three months ended March 31, 2007 and 2006.

                                             Three Months Ended March 31,
                                         ----------------------------------
                                              2007             2006          Change          % Chg.
                                                          (Restated and
                                                              Revised)
                                         ---------------- ---------------- ------------- -------------
 Revenues:
    Commissions - agency                     $   5,629.2      $   4,755.4         873.8        18.4 %
    Trading profits                              3,596.3          1,501.0       2,095.3       139.6 %
    Success fees                                 1,598.2          1,636.2         (38.0)       (2.3)%
    Other brokerage related income               1,152.9            792.4         360.5        45.5 %
    Consulting fees                                 18.5            151.4        (132.9)      (87.8)%
    Other                                           24.1            171.2        (147.1)      (85.9)%
                                         ---------------- ---------------- ------------- -------------

         Total revenues                         12,019.2          9,007.6       3,011.6        33.4 %
                                         ---------------- ---------------- ------------- -------------

 Compensation, commissions and benefits          9,662.6          6,784.8       2,877.8        42.4 %
 Clearing and transaction costs                  1,104.1            937.3         166.8        17.8 %
 General and administrative costs                  656.7            571.5          85.2        14.9 %
 Occupancy and equipment costs                     240.7            203.6          37.1        18.2 %
 Depreciation and amortization                     318.4            122.0         196.4       161.0 %
                                         ---------------- ---------------- ------------- -------------

         Total operating costs                  11,982.5          8,619.2       3,363.3        39.0 %
                                         ---------------- ---------------- ------------- -------------

    Income from operations                          36.7            388.4        (351.7)      (90.6)%
                                         ---------------- ---------------- ------------- -------------

 Other income (expenses):
    Interest income                                 14.6             27.3         (12.7)      (46.5)%
    Interest expense                               (18.3)           (12.2)         (6.1)       50.0 %
    Dividend income                                  3.4              4.1          (0.7)      (17.1)%
    Other income (expense), net                      1.4              4.0          (2.6)      (65.0)%
                                         ---------------- ---------------- ------------- -------------

         Total other income (expense)                1.1             23.2         (22.1)      (95.3)%
                                         ---------------- ---------------- ------------- -------------

 Income before income taxes                         37.8            411.6        (373.8)      (90.8)%
                                         ================ ================ ============= =============

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

     STATEMENT OF OPERATIONS

     Revenues

     Total revenues for the three months ended March 31, 2007 increased 33%, or $3.0 million, compared to the three months ended March 31, 2006, primarily as a result of the May 2006 acquisition of Sterling Financial Acquisition and generally more favorable market conditions. Approximately 70% of the $3.0 million increase is attributable to increased trading profits, derived from new brokers and the customer relationships acquired from Sterling Financial, as well as generally more favorable trading conditions in our market making activities. The majority of the remaining increase resulted from higher agency commissions, attributable to the addition of new brokers in 2006 and 2007.

     Success fees decreased 2%, or $38.0 thousand, in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Non-cash success fee revenues decreased $339.3 thousand to $237.0 thousand for the three months ended March 31, 2007, while success fees received in cash increased by $301.3 thousand to $1.4 million for the three months ended March 31, 2007.

     Operating Expenses

     Compensation, commissions and benefits.

     Compensation, commissions and benefits for the three months ended March 31, 2007 increased 42%, or $2.9 million, compared to the three months ended March 31, 2006. Compensation, commissions and benefits are correlated with our revenues, which increased 33% for the three months ended March 31, 2007, primarily as a result of the May 2006 Sterling Financial Acquisition. Additional increases in compensation, commissions and benefits are primarily attributable to increased salaries.

     Clearing and transaction costs.

     Clearing and transaction costs for the three months ended March 31, 2007 increased $166.8 thousand, or 18%, compared to the three months ended March 31, 2006, primarily as a result of an increase in transaction volume attributable to customer relationships acquired in the Sterling Financial Acquisition and the addition of other independent brokers, partially offset by a shift in our revenue mix to lower-cost institutional trading transactions as a result of the Sterling Financial Acquisition.

     General and administrative costs.

     General and administrative expenses for the three months ended March 31, 2007 increased $85.2 thousand in 2006, or 15%, compared to the three months ended March 31, 2006, primarily as a result of temporary labor and increased professional fees to support the Company's growth.

     Occupancy and equipment costs.

     Occupancy and equipment expenses for the three months ended March 31, 2007 increased $37.1 thousand, or 18%, compared to the three months ended March 31, 2006, primarily as a result of the occupancy and equipment costs associated with the May 2006 Sterling Financial Acquisition.

     Depreciation and amortization.

     Depreciation and amortization for the three months ended March 31, 2007 increased $196.4 thousand, or 161%, compared to the three months ended March 31, 2006, primarily as a result of the amortization expense associated with the customer relationships from the Sterling Financial Acquisition.

     Other Income (Expense)

     Other income (expense), net decreased to $1.1 thousand for the three months ended March 31, 2007 compared to $23.2 thousand for the three months ended March 31, 2007, primarily as a result of decreased interest income and increased interest expense. Interest income decreased as a result of a decrease in free cash balances during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Interest expense increased primarily as a result of increased interest rates applicable to margin balances with our clearing firms.

     LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have satisfied our liquidity and regulatory capital needs through the issuance of equity and debt securities. As of March 31, 2007, liquid assets consisted primarily of cash and cash equivalents of $5.2 million and marketable securities of $2.2 million, for a total of $7.4 million, which is approximately $2.0 million higher than $5.6 million in liquid assets as of December 31, 2006. As of March 31, 2007, we had long-term capital lease obligations of $102.5 thousand, net of current obligations of $218.4 thousand.

     Both vFinance Investments and EquityStation are subject to the SEC Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum net capital. Both vFinance Investments and EquityStation have elected to use the alternative standard method permitted by the rule. This method requires that vFinance Investments maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which vFinance Investments is a market maker and requires EquityStation to maintain minimum capital equal to $100,000. As of March 31, 2007, vFinance Investments and EquityStation net capital exceeded the requirement by $808.0 thousand and $235.0 thousand, respectively.

     Advances, dividend payments and other equity withdrawals from the Company's broker-dealer subsidiary are restricted by the regulations of the SEC and other regulatory agencies. These regulatory restrictions may limit the amounts that a broker-dealer subsidiary may dividend or advance to the Company.

     Cash and cash equivalents increased by $1.0 million and $517.4 thousand during the three months ended March 31, 2007 and 2006, respectively. The major components of these changes are discussed below.

     Cash provided by operating activities for the three months ended March 31, 2007 was $1.1 million compared to $578.6 thousand for the three months ended March 31, 2006. Cash provided by operating activities includes net income adjusted for non-cash items and the effects of changes in working capital including changes in trading securities. Cash provided by operating activities increased primarily as a result of increases in accrued compensation and securities sold, not yet purchased. We expect our cash and cash equivalents to decrease during the quarter ended June 30, 2006, as accrued commissions are paid and our securities sold, not yet purchased positions change with market conditions.

     Cash used in investing activities for the three months ended March 31, 2007 was $10.2 thousand compared to $15.6 thousand for the three months ended March 31, 2006. Cash used in financing activities for the three months ended March 31, 2007 was $62.7 thousand compared to $45.6 thousand for the three months ended March 31, 2006, primarily as a result of increase capital lease payments.

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

     NEW ACCOUNTING PRONOUNCEMENTS

     See Note 1 to our Unaudited Condensed Consolidated Financial Statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On February 5, 2007, we issued 250,000 shares of our common stock and warrants to purchase 100,000 shares of our common stock at $0.30 per share to a public relations firm, as compensation for certain consulting services to be provided to the Company. The closing price of our common stock on the date prior to the date of issuance was $0.20 per share. The aggregate value of the shares issued was $50,000. Such securities were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.

ITEM 6.  EXHIBITS

 Number of
  Exhibit                       Exhibit Description

   31.1** Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2** Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1** Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2** Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

**   Filed herewith.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



       Signature                            Title                      Date

                               Chairman of the Board and Chief
/s/ Leonard J. Sokolow         Executive Officer
-------------------------     (Principal Executive Officer)        May 15, 2007
    Leonard J. Sokolow


/s/ Alan B. Levin              Chief Financial Officer and
-------------------------     (Principal Financial and             May 15, 2007
    Alan B. Levin              Accounting Officer)