Form 10-Q
period 2007-06-30
VFINANCE INC
filed 2007-08-14
CIK 890285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           (Mark One)

           [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2007

           Or


           [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

          For the transition period _____________ to _________________


                         Commission File Number: 1-11454
                                 vFinance, Inc.
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                       58-1974423
State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                      Identification No.)

3010 NORTH MILITARY TRAIL, SUITE 300,
        BOCA RATON, FLORIDA                               33431
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 10, 2007: 54,679,876 shares of Common Stock $0.01 par value per share.

                                 VFINANCE, INC.
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED JUNE 30, 2007

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

  Unaudited Condensed Consolidated Statements of Financial Condition
    as of June 30, 2007 and December 31, 2006................................. 4

  Unaudited Condensed Consolidated Statements of Operations for the Three
    and Six Months Ended June 30, 2007 and 2006 .............................. 5

  Unaudited Condensed Consolidated Statement of Shareholders' Equity and
    Comprehensive Income for the Six Months ended June 30, 2007 .............. 6

  Unaudited Condensed Consolidated Statements of Cash Flows for the Six
    Months Ended June 30, 2007 and 2006 ...................................... 7

Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations ........................................ 16

Item 3 - Quantitative & Qualitative Disclosures About Market Risk ........... 22

Item 4 - Controls and Procedures ............................................ 22

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings .................................................. 23

Item 6 - Exhibits ........................................................... 23

Signatures .................................................................. 24

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

     These forward-looking statements involve estimates, assumptions and uncertainties, and, accordingly, actual results could differ materially from those expressed in the forward-looking statements. These uncertainties include, among others, the following: (i) the inability of our broker-dealer operations to operate profitably in the face of intense competition from larger full service and discount brokers; (ii) a general decrease in merger and acquisition activities and our potential inability to receive success fees as a result of transactions not being completed; (iii) increased competition from business development portals; (iv) technological changes; (v) our potential inability to implement our growth strategy through acquisitions or joint ventures; and (vi) our potential inability to secure additional debt or equity financing.

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

PART I...FINANCIAL INFORMATION

ITEM 1. .FINANCIAL STATEMENTS

                                               VFINANCE, INC. AND SUBSIDIARIES
                               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                       (In thousands, except share and per share data)


                                                                                    June 30, 2007      December 31, 2006
                                                                                   -----------------  --------------------

 Assets:
     Current assets:
      Cash and cash equivalents                                                           $ 5,071.1             $ 4,205.2
      Due from clearing broker                                                              1,452.8                 299.9
      Marketable investment securities:
        Trading securities                                                                  2,646.9               1,009.4
        Available-for-sale securities                                                         464.4                 414.6
      Accounts receivable                                                                     928.3                 123.8
      Forgivable loans - employees, current portion                                            51.7                  58.8
      Notes receivable - employees                                                             52.2                 128.1
      Prepaid expenses and other current assets                                               172.7                 184.0
                                                                                   -----------------  --------------------

           Total current assets                                                            10,840.1               6,423.8
                                                                                   -----------------  --------------------

    Property and equipment, net                                                               536.4                 661.0
    Customer relationships, net                                                             3,701.5               4,115.4
    Other assets                                                                              516.3                 443.0
                                                                                   -----------------  --------------------

           Total assets                                                                  $ 15,594.3            $ 11,643.2
                                                                                   =================  ====================

Liabilities and shareholders' equity:
     Current liabilities:
      Accounts payable                                                                      $ 951.0               $ 821.7
      Accrued compensation                                                                  3,558.4               2,394.6
      Other accrued liabilities                                                             1,090.0                 800.7
      Securities sold, not yet purchased                                                      882.5                  41.6
      Capital lease obligations, current portion                                              180.7                 210.8
      Other                                                                                 1,862.4                 348.5
                                                                                   -----------------  --------------------

           Total current liabilities                                                        8,525.0               4,617.9
                                                                                   -----------------  --------------------

    Capital lease obligations, long term                                                       76.7                 125.6

Shareholders' Equity:
    Common stock $0.01 par value, 100,000,000 shares authorized
       54,679,876 and 54,429,876 shares issued and outstanding                                546.8                 544.3
    Additional paid-in capital                                                             31,425.3              31,147.4
    Accumulated deficit                                                                   (24,241.6)            (24,149.5)
    Accumulated other comprehensive loss                                                     (737.9)               (642.5)
                                                                                   -----------------  --------------------

           Total shareholders' equity                                                       6,992.6               6,899.7
                                                                                   -----------------  --------------------

           Total liabilities and shareholders' equity                                    $ 15,594.3            $ 11,643.2
                                                                                   =================  ====================


                          See accompanying notes to unaudited condensed consolidated financial statements.

                                                     VFINANCE, INC. AND SUBSIDIARIES
                                        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (In thousands, except per share data)

                                                         Three Months Ended June 30,         Six Months Ended June 30,
                                                      --------------------------------- ---------------------------------

                                                                             2006                             2006
                                                                        (Restated and                     (Restated and
                                                           2007            Revised)           2007           Revised)
                                                      ---------------- ---------------- ---------------- ----------------
 Revenues:
    Commissions - agency                                    $ 6,878.1        $ 4,769.5        $12,507.3        $ 9,524.9
    Trading profits                                           3,238.8          2,503.0          6,835.1          4,004.0
    Success fees                                                940.5          1,367.2          2,538.8          3,003.4
    Other brokerage related income                            2,075.1            753.6          3,228.0          1,546.0
    Consulting fees                                              17.6            151.6             36.1            303.0
    Other                                                        46.3            109.6             70.4            280.8
                                                      ---------------- ---------------- ---------------- ----------------

         Total revenues                                      13,196.4          9,654.5         25,215.7         18,662.1
                                                      ---------------- ---------------- ---------------- ----------------

 Compensation, commissions and benefits                      10,250.1          7,770.9         19,912.7         14,555.7
 Clearing and transaction costs                               1,139.7          1,053.5          2,243.8          1,990.8
 General and administrative costs                             1,323.2            658.7          1,980.0          1,230.2
 Occupancy and equipment costs                                  291.5            321.2            532.2            524.8
 Depreciation and amortization                                  320.6            211.7            639.0            333.7
                                                      ---------------- ---------------- ---------------- ----------------

         Total operating costs                               13,325.1         10,016.0         25,307.7         18,635.2
                                                      ---------------- ---------------- ---------------- ----------------

    Income (loss) from operations                              (128.7)          (361.5)           (92.0)            26.9
                                                      ---------------- ---------------- ---------------- ----------------

 Other income (expenses):
    Interest income                                              10.6              9.9             25.2             37.2
    Interest expense                                            (17.9)           (17.9)           (36.2)           (30.1)
    Dividend income                                               3.8              9.7              7.2             13.8
    Other income, net                                             2.3             17.0              3.7             21.0
                                                      ---------------- ---------------- ---------------- ----------------

         Total other income (expense), net                       (1.2)            18.7             (0.1)            41.9
                                                      ---------------- ---------------- ---------------- ----------------

 Income (loss) before income taxes                             (129.9)          (342.8)           (92.1)            68.8
 Income tax benefit (provision)                                     -                -                -                -
                                                      ---------------- ---------------- ---------------- ----------------

    Net income (loss)                                        $ (129.9)        $ (342.8)         $ (92.1)          $ 68.8
                                                      ================ ================ ================ ================

    Net income (loss) per share: basic                        $ (0.00)         $ (0.01)         $ (0.00)          $ 0.00
                                                      ================ ================ ================ ================

    Weighted average number of shares outstanding:
     basic                                                   54,679.9         47,269.0         54,630.2         43,717.3
                                                      ================ ================ ================ ================


    Net income (loss) per share: diluted                      $ (0.00)         $ (0.01)         $ (0.00)          $ 0.00
                                                      ================ ================ ================ ================

    Weighted average number of shares outstanding:
     diluted                                                 54,679.9         47,269.0         54,630.2         46,984.4
                                                      ================ ================ ================ ================


                         See accompanying notes to unaudited condensed consolidated financial statements.


                                                 VFINANCE, INC. AND SUBSIDIARIES
                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                           (In thousands)

                                                                             Accumulated
                                                                                Other
                                 Common    Common   Additional                Comprehen-  Compre-  Total Share-
                                  Stock     Stock    Paid-In    Accumulated      sive     hensive    holders'
                                 Shares    Amount    Capital      Deficit       (Loss)     (Loss)      Equity
                                --------- -------- ----------- ------------- ------------ -------- ------------

Balance at December 31, 2006     54,429.9  $ 544.3  $ 31,147.4  $ (24,149.5)    $ (642.5)           $ 6,899.7
Net loss                                -        -           -        (92.1)           -  $ (92.1)      (92.1)
Other comprehensive (loss):
  Unrealized loss on
   available-for-sale
   marketable securities                -        -           -            -        (95.4)   (95.4)      (95.4)
                                                                                          --------
  Comprehensive (loss)                                                                    $ (187.5)
                                                                                          ========
Stock-based compensation expense        -        -       230.4            -            -                230.4
Issuance of shares for
  future services                   250.0      2.5        47.5            -            -                 50.0
                                ---------- -------- ----------- ------------ ------------          -----------

Balance at June 30, 2007         54,679.9  $ 546.8  $ 31,425.3  $ (24,241.6)    $ (737.9)           $ 6,992.6
                                ========== ======== =========== ============ ============          ===========


                          See accompanying notes to unaudited condensed consolidated financial statements.

                                                     VFINANCE, INC. AND SUBSIDIARIES
                                        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)


                                                                                  Six Months Ended June 30,
                                                                             ------------------ ---------------
                                                                                                      2006
                                                                                                 (Restated and
                                                                                     2007            Revised)
                                                                             ------------------ ---------------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)                                                                      $ (92.1)         $ 68.8
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Non-cash fees received                                                           (680.6)       (1,017.0)
       Non-cash compensation paid                                                        488.2           678.3
       Depreciation and amortization                                                     639.0           333.7
       Provision for doubtful accounts                                                       -             2.0
       Stock-based compensation                                                          230.4           236.0
       Amounts forgiven under forgivable loans                                            36.6             7.9
       Changes in operating assets and liabilities:
        (Increase) decrease in:
         Accounts receivable                                                            (804.5)           10.1
         Forgivable loans                                                                (29.5)          (44.2)
         Due from clearing broker                                                     (1,152.9)          (65.1)
         Notes receivable - employees                                                     75.9            33.8
         Investments in trading securities                                            (1,637.5)         (968.7)
         Other current assets                                                             61.3           (23.1)
         Other assets and liabilities, net                                             1,440.6           (73.0)
        Increase in:
         Accounts payable and accrued liabilities                                      1,582.4            58.5
         Securities sold, not yet purchased                                              840.9           444.6
                                                                             ------------------ ---------------

 Cash provided by (used in) operating activities                                         998.2          (317.4)
                                                                             ------------------ ---------------

 CASH USED IN INVESTING ACTIVITIES:
     Purchase of property and equipment                                                  (53.3)         (143.5)
     Proceeds from sales of investments in securities available-for-sale                  47.2           197.8
     Investment in unconsolidated affiliate                                                  -          (161.9)
                                                                             ------------------ ---------------

 Cash used in investing activities                                                        (6.1)         (107.6)
                                                                             ------------------ ---------------

 CASH USED IN FINANCING ACTIVTIES:
     Repayments of capital lease obligations                                            (126.2)          (93.7)
                                                                             ------------------ ---------------

 Cash used in financing activities                                                      (126.2)          (93.7)
                                                                             ------------------ ---------------

 Increase (decrease) in cash and cash equivalents                                        865.9          (518.7)
 Cash and cash equivalents at beginning of period                                      4,205.2         4,427.4
                                                                             ------------------ ---------------

 Cash and cash equivalents at end of period                                          $ 5,071.1       $ 3,908.7
                                                                             ================== ===============

                         See accompanying notes to unaudited condensed consolidated financial statements.

                        VFINANCE, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     vFinance, Inc. (the "Company") is a financial services company which specializes in high growth opportunities. The Company's proficiency in this marketplace flows from three principal lines of business: providing investment banking and advisory services to micro, small and mid-cap high growth companies; making markets in over 3,000 micro and small cap stocks; and offering information services on its website, a leading destination for emerging companies seeking capital and investors seeking opportunities. Due to its focus, the Company believes it is very well positioned to offer alternative investments to institutional and high net worth investors seeking to outperform market indices in addition to offering a full range of investment options. With over 40 corporate and independent offices in the U.S. and other parts of the world, the Company serves more than 12,000 corporate, institutional and high net worth clients. vFinance Investments, Inc. ("vFinance Investments") and EquityStation, Inc. ("EquityStation"), both subsidiaries of vFinance, Inc., are broker-dealers registered with the Securities and Exchange Commission ("SEC"), and members of Financial Industry Regulatory Authority("FINRA") and Securities Investor Protection Corporation ("SIPC"). vFinance Investments is also a member of the National Futures Association ("NFA").

     The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts have been eliminated in consolidation.

     The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2007 is not necessarily indicative of the results to be expected for the year ended December 31, 2007. The interim financial statements should be read in connection with the audited financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

      Reclassifications

     Certain items in the 2006 Unaudited Condensed Consolidated Financial Statements have been reclassified to conform to the presentation in the 2007 Unaudited Condensed Consolidated Financial Statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

                         VFINANCE, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                      (In thousands, except per share data)


      Restatement and Revision

     The Company has restated certain amounts in the Unaudited Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 as a result of comments to the Company from the staff of the Securities and Exchange Commission ("SEC"), as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

     A summary of the effects of the restatement and revision for the three and six months ended June 30, 2006 is as follows:


                                                                                   Effect of Restatements
                                                                        --------------------------------------------

                                                                          Reclass-
                                      As Reported-                      ification of                            Net
                                      Three Months                       Securities    Amortiz-    Amortiz-    Effect
                                         Ended                          from Trading   ation of    ation of      of
                                        June 30,   Reclass-             to Available-  Intangible  Transition  Restate- Restated and
                                          2006    ifications As Revised    for-Sale      Asset      Payment     ments     Revised
                                       ----------  --------  ----------  -----------   ---------   ---------   -------  ----------
Statement of Operations:
Total revenues                         $ 9,655.5     (36.6) $ 9,618.9         35.6          -         -         35.6   $ 9,654.5
Clearing and transaction costs         $ 1,060.3       3.2  $ 1,063.5           -           -      (10.0)      (10.0)  $ 1,053.5
Depreciation and amortization          $   248.4         -  $   248.4           -        (36.7)       -        (36.7)  $   211.7
Total operating costs                  $10,080.6    (17.9)  $10,062.7           -        (36.7)    (10.0)      (46.7)  $10,016.0
(Loss) from operations                 $  (425.1)    (18.7) $  (443.8)        35.6        36.7      10.0        82.3   $  (361.5)
Net (loss)                             $  (425.1)        -  $  (425.1)        35.6        36.7      10.0        82.3   $  (342.8)

Net (loss) per share - basic           $   (0.01)                                                               $ -    $   (0.01)
                                       ==========                                                              =======  ==========
Wt. avg. shares outstanding - basic     47,269.0                                                                        47,269.0
                                       ==========                                                                       ==========
Net (loss) per share - diluted         $   (0.01)                                                               $ -    $   (0.01)
                                       ==========                                                              =======  ==========
Wt. avg. shares outstanding - diluted   47,269.0                                                                        47,269.0
                                       ==========                                                                       ==========


                                                                                   Effect of Restatements
                                                                        --------------------------------------------

                                                                          Reclass-
                                      As Reported-                      ification of                            Net
                                        Six Months                       Securities    Amortiz-    Amortiz-    Effect
                                         Ended                          from Trading   ation of    ation of      of
                                        June 30,   Reclass-             to Available-  Intangible  Transition  Restate- Restated and
                                          2006    ifications As Revised    for-Sale      Asset      Payment     ments     Revised
                                       ----------  --------  ----------  -----------   ---------   ---------   -------  ----------
Statement of Operations:
Total revenues                         $18,581.3     (66.5) $18,514.8        147.3          -         -        147.3   $18,662.1
Clearing and transaction costs         $ 2,007.6       3.2  $ 2,010.8           -           -      (20.0)      (20.0)  $ 1,990.8
Depreciation and amortization          $   407.1         -  $   407.1           -        (73.4)       -        (73.4)  $   333.7
Total operating costs                  $18,758.6     (30.1) $18,278.6           -        (73.4)    (20.0)      (93.4)  $18,635.2
Income (loss) from operations          $  (171.9)        -  $  (171.9)       147.3        73.4      20.0       240.7   $    68.8
Net income (loss)                      $  (171.9)        -  $  (171.9)       147.3        73.4      20.0       240.7   $    68.8

Net income (loss) per share - basic    $      -                                                                 $ -    $      -
                                       ==========                                                              =======  ==========
Wt. avg. shares outstanding - basic     43,717.3                                                                        43,717.3
                                       ==========                                                                       ==========
Net income (loss) per share - diluted  $      -                                                                 $ -    $      -
                                       ==========                                                              =======  ==========
Wt. avg. shares outstanding - diluted   43,717.3                                                                        46,984.4
                                       ==========                                                                       ==========

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

     New Accounting Pronouncements

     In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS")No. 155,
"Accounting for Certain Hybrid Financial  Instruments",  which amends SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on the Company's Consolidated Financial Statements.

     In June 2006, the FASB issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes". This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements. It also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FIN 48 did not have a material impact on the Company's Consolidated Financial Statements.

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

     In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, "Accounting for Registration Payment Arrangements." FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement, and provides disclosure requirements for registration statement arrangements. The adoption of FSP EITF 00-19-2 did not have a material impact on the Company's Consolidated Financial Statements.

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



2.       PROPERTY AND EQUIPMENT

     At June 30, 2007 and December 31, 2006, property and equipment, net consisted of the following:


                                                June 30, 2007      December 31, 2006
                                             -----------------  --------------------

Furniture and fixtures                                 $ 90.8               $ 90.8
Equipment                                               769.5                727.5
Capital leases - computer
  equipment                                             751.7                704.5
Leasehold improvements                                  174.8                174.8
Software                                                226.2                214.8
                                             -----------------  -------------------

                                                      2,013.0              1,912.4
Less: accumulated depreciation                       (1,476.6)            (1,251.4)
                                             -----------------  -------------------

Property and equipment, net                           $ 536.4              $ 661.0
                                             =================  ===================


     The Company acquired $47.2 thousand of computer equipment under capital leases in the six months ended June 30, 2007.

     The Company recorded depreciation expense of $225.1 thousand and $175.2 thousand in the six months ended June 30, 2007 and 2006, respectively.

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




                                                            Six Months Ended June 30, 2006
                                          ----------------------------------------------------------------------
                                            vFinance
                                           (Restated and
                                             Revised)        Sterling           Adjustments          ProForma
                                           -------------- -----------------  -----------------   ----------------

Total revenue                                $ 18,662.1         $ 3,759.4                $ -         $ 22,421.5
Income from operations                             26.9              48.0             (227.1)            (152.2)
Net income                                         68.8              48.0             (227.1)            (110.3)
                                          --------------                    -----------------   ----------------

Earnings per share - basic                       $ 0.00                              $ (0.02)           $ (0.00)
                                          ==============                    =================   ================

Wt. avg. shares outstanding - basic            43,717.3                              9,337.0           53,054.3
                                          ==============                    =================   ================

Earnings per share - diluted                     $ 0.00                              $ (0.02)           $ (0.00)
                                          ==============                    =================   ================

Wt. avg. shares outstanding - diluted          46,984.4                              9,337.0           56,321.4
                                          ==============                    =================   ================




4.       CUSTOMER RELATIONSHIPS

     At June 30, 2007, customer relationships totaled $3.7 million, net of accumulated amortization of $1.2 million. At December 31, 2006 customer relationships totaled $4.1 million, net of accumulated amortization $737.4 thousand.

     Acquired customer relationships are amortized using the straight-line method over their estimated useful lives, which coincide with their expected revenue-generating lives, which range from five to ten years. The Company recorded amortization expense of $413.9 thousand and $158.5 thousand in the six months ended June 30, 2007 and 2006, respectively.

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

                                                    Three Months Ended June 30, Six Months Ended June 30,
                                                    --------------------------- -------------------------
                                                          2007         2006         2007         2006
                                                     ------------ ------------  ------------ ------------
Weighted average shares outstanding - basic             54,679.9     47,269.0     54,630.2     43,717.3
Effect of dilutive stock options and warrants                  -            -            -      3,267.1
                                                     ------------ ------------  ------------ ------------

Weighted average shares outstanding - diluted           54,679.9     47,269.0     54,630.2     46,984.4
                                                     ============ ============  ============ ============


     As of June 30, 2007, the Company had 17.9 million stock options and warrants outstanding, all of which have been excluded from the computation of diluted earnings per share because they were anti-dilutive. As of June 30, 2006, the Company had 21.9 million stock options and warrants outstanding, of which
6.4 million have been excluded from the computation of diluted earnings per share because they were anti-dilutive.

6.       COMMITMENTS AND CONTINGENCIES

     Clearing Agreements

     As consideration for certain incentives received at the inception of one of the Company's clearing agreements, the Company would be required to pay a termination fee in the event vFinance Investments terminates the clearing agreement. This fee is reduced annually on a pro rata basis over the five year term of the clearing agreement. As of June 30, 2007, the contingent obligation of the Company associated with this clearing agreement was $680.0 thousand.

     On May 9, 2007 EquityStation received notification from Merrill Lynch Pierce Fenner & Smith, Broadcort Division that effective September 22, 2007 it will be terminating its clearing agreement with EquityStation, as provided for in the clearing agreement. The Company does not expect this termination to result in a material impact to its Consolidated Financial Statements, as it has started the process of replacing this agreement and expects to replace it by September 22, 2007.

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

     On or about February 28, 2005, Knight Equity Markets, LP ("Knight") filed an arbitration action (NASD Case No. 05-01069) against vFinance Investments, claiming that vFinance Investments received roughly $6.5 million in dividends that rightfully belong to Knight. vFinance Investments asserts that the dividends actually went to two of its clients, Pearl Securities LLC ("Pearl Securities") and Michael Balog, and that vFinance Investments has no liability. vFinance Investments filed third party claims against Pearl Securities and Michael Balog to bring all of the parties into the action. Knight is seeking approximately $6.5 million in damages plus costs, attorney fees and punitive damages. vFinance Investments denies any liability to Knight and intends to vigorously defend against Knight's claims.

     In April 2005 Gregory F. and Ruth A. Whitten filed an arbitration action (NASD Case No. 05-02103) with NASD naming vFinance Investments as a Co-Respondent. The Statement of Claim filed in this action alleges negligent and intentional misrepresentations, breach of fiduciary duty, violation of Washington State Securities Act, and violation of the Washington Consumer Protection Act, in connection with the handling of claimants' brokerage accounts by Robert Agriogianis. The Statement of Claim alleges compensatory damages in excess of $445.0 thousand plus interest, costs, and attorney's fees. vFinance Investments has filed an Answer and Affirmative Defenses with the NASD. The Final Hearing occurred on May 2, 3, 4, 2007. The Company recently received notification that the case has been dismissed and no payment has been awarded to the claimants in this matter.

     On or about September 27, 2005, John S. Matthews filed an arbitration action (NASD Case No. 05-014991) against the Company, claiming that the Company wrongfully terminated his independent contract with the Company and that the Company "stole" his clients and brokers. Mr. Matthews has obtained a temporary restraining order and an agreed upon injunction was issued by the NASD panel. Mr. Matthews and JMS Capital Holding Corp., a plaintiff in the arbitration action also request unspecified damages resulting from the Company's alleged improper activity. As discussed in Note 7, the Company and Mr. Matthews entered into a settlement agreement in July 2007 with respect to this arbitration action.

     The Company engaged in a number of other legal proceedings incidental to the conduct of its business. These claims aggregate a range of $50.0 thousand to $260.0 thousand.

     As of June 30, 2007 and December 31, 2006, the Company had accrued approximately $130.0 thousand and $70.0 thousand, respectively, to provide for these matters. In 2005 the Company acquired an errors and omissions policy for certain future claims in excess of the policy's $75.0 thousand per claim deductible, up to an aggregate of $1.0 million. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on its financial position.

7.       SUBSEQUENT EVENTS

     On August 7, 2007, the Company received information from one of its clearing firms that the clearing firm improperly calculated the fees paid to the Company from the inception of the arrangement in May 2004. The Company has treated this new information as a change in accounting estimate by recording other brokerage related income and a receivable of $713.5 thousand during the three months ended June 30, 2007. This change in accounting estimate resulted in additional net income of $680.0 thousand ($.01 per basic and diluted share) in the three and six months ended June 30, 2007. Additionally, based on current transaction volumes, the Company expects that future annual revenues and operating income derived from this arrangement will increase by approximately $300.0 thousand - $350.0 thousand compared to historical performance through the expiration of the agreement in March 2009.

     In July 2007, the Company entered into a settlement agreement with Mr. John
S. Matthews regarding the arbitration action described in Note 6 (NASD Case No. 05-014991). Pursuant to the terms of the settlement agreement, the Company paid $50.0 thousand to Mr. Matthews in July 2007 and is further obligated to make payments to Mr. Matthews totaling $250.0 thousand ($50.0 thousand in cash payable over 10 months and an additional $200.0 thousand in cash or the Company's stock, at the Company's option over the next three years). In connection with this settlement, the Company recorded $250.0 thousand of arbitration settlement expense (a component of general and administrative costs) during the three months ended June 30, 2007.

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

     We have restated certain amounts in the Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2006 as a result of comments to us from the Securities and Exchange Commission, as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

     The following table and discussion summarizes the changes in major revenue and expense categories for the three and six months ended June 30, 2007 and 2006.


                                                        Three Months Ended June 30,           Six Months Ended June 30,
                                         ----------------------------------------------- -------------------------------------------
                                                          2006                                           2006
                                                       (Restated                                      (Restated
                                             2007     and Revised)  Change      % Chg.      2007     and Revised)  Change   % Chg.
                                         ------------ ------------ ---------- ---------- ------------ ----------- --------- --------
 Revenues:
  Commissions - agency                     $ 6,878.1    $ 4,769.5    2,108.6      44.2 %  $ 12,507.3   $ 9,524.9   2,982.4    31.3 %
  Trading profits                            3,238.8      2,503.0      735.8      29.4 %     6,835.1     4,004.0   2,831.1    70.7 %
  Success fees                                 940.5      1,367.2     (426.7)    (31.2)%     2,538.8     3,003.4    (464.6)  (15.5)%
  Other brokerage related income             2,075.1        753.6    1,321.5     175.4 %     3,228.0     1,546.0   1,682.0   108.8 %
  Consulting fees                               17.6        151.6     (134.0)    (88.4)%        36.1       303.0    (266.9)  (88.1)%
  Other                                         46.3        109.6      (63.3)    (57.8)%        70.4       280.8    (210.4)  (74.9)%
                                         ------------ ------------ ---------- ---------- ------------ ----------- --------- --------

    Total revenues                          13,196.4      9,654.5    3,541.9      36.7 %    25,215.7    18,662.1   6,553.6    35.1 %
                                         ------------ ------------ ---------- ---------- ------------ ----------- --------- --------

 Compensation, commissions and benefits     10,250.1      7,770.9    2,479.2      31.9 %    19,912.7    14,555.7   5,357.0    36.8 %
 Clearing and transaction costs              1,139.7      1,053.5       86.2       8.2 %     2,243.8     1,990.8     253.0    12.7 %
 General and administrative costs            1,323.2        658.7      664.5     100.9 %     1,980.0     1,230.2     749.8    60.9 %
 Occupancy and equipment costs                 291.5        321.2      (29.7)     (9.2)%       532.2       524.8       7.4     1.4 %
 Depreciation and amortization                 320.6        211.7      108.9      51.4 %       639.0       333.7     305.3    91.5 %
                                         ------------ ------------ ---------- ---------- ------------ ----------- --------- --------

    Total operating costs                   13,325.1     10,016.0    3,309.1      33.0 %    25,307.7    18,635.2   6,672.5    35.8 %
                                         ------------ ------------ ---------- ---------- ------------ ----------- --------- --------

    Income (loss) from operations             (128.7)      (361.5)     232.8     (64.4)%       (92.0)       26.9    (118.9) (442.0)%
                                         ------------ ------------ ---------- ---------- ------------ ----------- --------- --------

 Other income (expenses):
  Interest income                               10.6          9.9        0.7       7.1 %        25.2        37.2     (12.0)  (32.3)%
  Interest expense                             (17.9)       (17.9)         -       0.0 %       (36.2)      (30.1)     (6.1)   20.3 %
  Dividend income                                3.8          9.7       (5.9)    (60.8)%         7.2        13.8      (6.6)  (47.8)%
  Other income, net                              2.3         17.0      (14.7)    (86.5)%         3.7        21.0     (17.3)  (82.4)%
                                         ------------ ------------ ---------- ---------- ------------ ----------- --------- --------

    Total other income (expense), net           (1.2)        18.7      (19.9)   (106.4)%        (0.1)       41.9     (42.0) (100.2)%
                                         ------------ ------------ ---------- ---------- ------------ ----------- --------- --------

 Income (loss) before income taxes            (129.9)      (342.8)     212.9     (62.1)%       (92.1)       68.8    (160.9) (233.9)%
                                         ============ ============ ========== ========== ============ =========== ========= ========

     Our results of operations for the three and six months ended June 30, 2007 were affected by two subsequent events. As discussed in Note 7 to our unaudited condensed consolidated financial statements, during the three months ended June 30, 2007, we recorded $713.5 thousand of other brokerage-related income related to a calculation error made by one of our clearing firms, resulting in additional net income of $680.0 thousand in the three and six months ended June 30, 2007. Also as discussed in Note 7 to our unaudited condensed consolidated financial statements, during the three months ended June 30, 2007, we recorded $250.0 thousand of arbitration settlement expense (a component of general and administrative costs) in connection with a legal settlement. The net effect of these two items on net income for the three and six months ended June 30, 2007 was $430.0 thousand ($0.01 per basic and diluted share).

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED
     JUNE 30, 2006

STATEMENT OF OPERATIONS

     Revenues

     Total revenues for the three months ended June 30, 2007 increased 37%, or $3.5 million, compared to the three months ended June 30, 2006. The $3.5 million increase is attributable to higher agency commissions, increased trading profits, and other brokerage related income, all driven primarily by the addition of new brokers in 2006 and 2007, including through the May 2006 Sterling Financial Acquisition. Other brokerage related income for the three months ended June 30, 2007 increased 175%, or $1.3 million, compared to the three months ended June 30, 2006 and included $713.5 thousand related to an amount owed to us by one of our clearing firms. (See Note 7 to the unaudited condensed consolidated financial statements.) The remaining increases in other brokerage related income were derived from the overall increase in brokerage transactions.

     Success fees from investment banking decreased 31%, or $426.7 thousand in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Non-cash success fee revenues increased slightly to $443.6 thousand for the three months ended June 30, 2007, while success fees received in cash decreased by $429.6 thousand to $496.9 million for the three months ended June 30, 2007.

     Operating Expenses

     Compensation, commissions and benefits.

     Compensation, commissions and benefits for the three months ended June 30, 2007 increased 32%, or $2.5 million, compared to the three months ended June 30, 2006. Commissions are correlated with our revenues, primarily agency commissions, trading profits and success fees from investment banking. Additional increases in compensation, commissions and benefits are primarily attributable to increased salaries.

     Clearing and transaction costs.

     Clearing and transaction costs for the three months ended June 30, 2007 increased $86.2 thousand, or 8%, compared to the three months ended June 30, 2006, primarily as a result of an increase in transaction volume attributable to the addition of new brokers, partially offset by a shift in our revenue mix to lower-cost institutional trading transactions.

     General and administrative costs.

     General and administrative costs for the three months ended June 30, 2007 increased $664.5 thousand in 2006, or 101%, compared to the three months ended June 30, 2006. General and administrative costs for the three months ended June 30, 2007 included $250.0 thousand of settlement expense associated with the settlement of an arbitration matter, as described in Note 7 to our unaudited condensed consolidated financial statements, as well as $310.0 thousand for professional fees associated with certain arbitration and litigation matters and the expansion of our Sarbanes - Oxley compliance program. Remaining increases resulted from temporary labor and other increased professional fees to support our growth.

     Occupancy and equipment costs.

     Occupancy and equipment costs for the three months ended June 30, 2007 decreased $29.7 thousand, or 9%, compared to the three months ended June 30, 2006, primarily because in December 2006 we subleased office space acquired under a lease assumed in connection with the Sterling Financial Acquisition.

     Depreciation and amortization.

     Depreciation and amortization for the three months ended June 30, 2007 increased $108.9 thousand, or 51.4%, compared to the three months ended June 30, 2006, primarily as a result of the amortization expense associated with the customer relationships from the May 2006 Sterling Financial Acquisition.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED
     JUNE 30, 2006

STATEMENT OF OPERATIONS

     Revenues

     Total revenues for the six months ended June 30, 2007 increased 35%, or $6.6 million, compared to the six months ended June 30, 2006. The $6.6 million increase is attributable to higher agency commissions, increased trading profits, and other brokerage related income, all driven primarily by the addition of new brokers in 2006 and 2007, including through the May 2006 Sterling Financial Acquisition. Other brokerage related income for the six months ended June 30, 2007 increased 109%, or $1.7 million, compared to the six months ended June 30, 2006 and included $713.5 thousand related to an amount owed to us by one of our clearing firms. (See Note 7 to the unaudited condensed consolidated financial statements.) The remaining increases in other brokerage related income were derived from the overall increase in brokerage transactions.

     Success fees from investment banking decreased 16%, or $464.6 thousand, in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Non-cash success fee revenues decreased $336.4 thousand to $680.6 for the six months ended June 30, 2007, while success fees received in cash decreased by $128.2 thousand to $1.9 million for the six months ended June 30, 2007.

     Operating Expenses

     Compensation, commissions and benefits.

     Compensation, commissions and benefits for the six months ended June 30, 2007 increased 37%, or $5.4 million, compared to the six months ended June 30, 2006. Commissions are correlated with our revenues, primarily agency commissions, trading profits and success fees from investment banking. Additional increases in compensation, commissions and benefits are primarily attributable to increased salaries.

     Clearing and transaction costs.

     Clearing and transaction costs for the six months ended June 30, 2007 increased $253.0 thousand, or 13%, compared to the six months ended June 30, 2006, primarily as a result of an increase in transaction volume attributable to the addition of new brokers, partially offset by a shift in our revenue mix to lower-cost institutional trading transactions.

     General and administrative costs.

     General and administrative costs for the six months ended June 30, 2007 increased $749.8 thousand, or 61%, compared to the six months ended June 30, 2006. General and administrative costs for the six months ended June 30, 2007 included $250.0 thousand of settlement expense associated with the settlement of an arbitration matter, as described in Note 7 to our unaudited condensed consolidated financial statements, as well as $367.1 thousand for professional fees associated with arbitration and litigation matters and the expansion of our Sarbanes - Oxley compliance program. Remaining increases resulted from temporary labor and other increased professional fees to support our growth.

     Occupancy and equipment costs.

     Occupancy and equipment costs for the six months ended June 30, 2007 increased $7.4 thousand, or 1%, compared to the six months ended June 30, 2006, primarily as a result of the occupancy and equipment costs associated with the Sterling Financial Acquisition, partially offset by sublease income commencing in December 2006.

     Depreciation and amortization.

     Depreciation and amortization for the six months ended June 30, 2007 increased $305.3 thousand, or 92%, compared to the six months ended June 30, 2006, primarily as a result of the amortization expense associated with the customer relationships from the Sterling Financial Acquisition.

     LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have satisfied our liquidity and regulatory capital needs through the issuance of equity and debt securities. As of June 30, 2007, liquid assets consisted primarily of cash and cash equivalents of $5.1 million and marketable securities of $2.7 million (net of $402.7 thousand in restricted securities), for a total of $7.8 million, which is approximately $2.6 million higher than $5.2 million in liquid assets (net of $400.0 thousand in restricted securities) as of December 31, 2006. As of June 30, 2007, we had long-term capital lease obligations of $76.7 thousand, net of current obligations of $180.7 thousand.

     Both vFinance Investments and EquityStation are subject to the SEC Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum net capital. Both vFinance Investments and EquityStation have elected to use the alternative standard method permitted by the rule. This method requires that vFinance Investments maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which vFinance Investments is a market maker and requires EquityStation to maintain minimum capital equal to $100,000. As of June 30, 2007, vFinance Investments and EquityStation net capital exceeded the requirement by $715.2 thousand and $315.1 thousand, respectively.

     Advances, dividend payments and other equity withdrawals from the Company's broker-dealer subsidiary are restricted by the regulations of the SEC and other regulatory agencies. These regulatory restrictions may limit the amounts that a broker-dealer subsidiary may dividend or advance to the Company.

     Cash and cash equivalents increased by $865.9 thousand during the six months ended June 30, 2007. Cash and cash equivalents decreased by $518.7 thousand during the six months ended June 30, 2006. The major components of these changes are discussed below.

     Cash provided by (used in) operating activities for the six months ended June 30, 2007 was $998.2 thousand compared to $(317.4) thousand for the six months ended June 30, 2006. Cash provided by (used in) operating activities includes net income adjusted for non-cash items and the effects of changes in working capital including changes in working capital related to trading security positions. Cash provided by (used in) operating activities increased for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily as a result of increases in accrued compensation and securities sold, not yet purchased, as well as a decrease in non-cash fees received, net of non-cash compensation paid. Partially offsetting these factors were increases in receivables, based on transaction timing.

     Cash used in investing activities for the six months ended June 30, 2007 was $6.1 thousand compared to $107.6 thousand for the six months ended June 30, 2006, when we made a $161.9 thousand investment in an unconsolidated affiliate. Capital expenditures decreased by $90.2 thousand for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, as certain 2007 investments are planned for the third and fourth quarters, when we expect an increase in capital expenditures compared to the first six months of 2007. Cash proceeds from the sales of securities available-for-sale decreased by $150.6 thousand for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, primarily as a result of variances in the timing of restriction expirations and sales transactions during these six month periods.

     Cash used in financing activities for the six months ended June 30, 2007 increased to $126.2 thousand compared to $93.7 thousand for the six months ended June 30, 2006 as a result of capital lease payments for equipment acquired under capital leases that commenced in 2007 and in the third and fourth quarters of 2006.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In April 2005 Gregory F. and Ruth A. Whitten filed an arbitration action (NASD Case No. 05-02103) with NASD naming vFinance Investments as a Co-Respondent. The Statement of Claim filed in this action alleges negligent and intentional misrepresentations, breach of fiduciary duty, violation of Washington State Securities Act, and violation of the Washington Consumer Protection Act, in connection with the handling of claimants' brokerage accounts by Robert Agriogianis. The Statement of Claim alleges compensatory damages in excess of $445.0 thousand plus interest, costs, and attorney's fees. vFinance Investments has filed an Answer and Affirmative Defenses with the NASD. The Final Hearing occurred on May 2, 3, 4, 2007. The Company recently received notification that the case has been dismissed and no payment has been awarded to the claimants in this matter.

     On or about September 27, 2005, John S. Matthews filed an arbitration action (NASD Case No. 05-014991) against the Company, claiming that the Company wrongfully terminated his independent contact with the Company and that the Company "stole" his clients and brokers. Mr. Matthews has obtained a temporary restraining order and an agreed upon injunction was issued by the NASD panel. Mr. Matthews and JMS Capital Holding Corp., a plaintiff in the arbitration action also request unspecified damages resulting from the Company's alleged improper activity. In July 2007, the Company entered into a settlement agreement with Mr. Matthews regarding this arbitration action. Pursuant to the terms of the settlement agreement, the Company paid $50.0 thousand to Mr. Matthews in July 2007 and is further obligated to make payments to Mr. Matthews totaling $250.0 thousand ($50.0 in cash payable over 10 months and an additional $200.0 thousand in cash or the Company's stock, at the Company's option over the next three years).

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



   Signature                     Title                                Date

                            Chairman of the Board and Chief
/s/  Leonard J. Sokolow       Executive Officer
------------------------    (Principal Executive Officer)        August 14, 2007
Leonard J. Sokolow


/s/ Alan B. Levin           Chief Financial Officer and
-----------------------      (Principal Financial and
Alan B. Levin                  Accounting Officer)               August 14, 2007