Form 10-Q
period 2007-09-30
VFINANCE INC
filed 2007-11-14
CIK 890285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (Mark One)

           [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 12, 2007: 54,679,876 shares of Common Stock $0.01 par value per share.

                                 VFINANCE, INC.
                                    FORM 10-Q
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

                                      INDEX

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

     Unaudited Condensed Consolidated Statements of Financial Condition
           as of September 30, 2007 and December 31, 2006.................... 4

     Unaudited Condensed Consolidated Statements of Operations for the Three
           and Nine months Ended September 30, 2007 and 2006 ................ 5

     Unaudited Condensed Consolidated Statement of Shareholders' Equity for the
           Nine months ended September 30, 2007 ............................. 6

     Unaudited Condensed Consolidated Statements of Cash Flows for the Nine
           Months Ended September 30, 2007 and 2006 ......................... 7

   Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations ....................................... 17

   Item 3 - Quantitative & Qualitative Disclosures About Market Risk ....... 23

   Item 4 - Controls and Procedures ........................................ 23

PART II - OTHER INFORMATION

   Item 6 - Exhibits ....................................................... 24

   Signatures .............................................................. 25

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

PART I...FINANCIAL INFORMATION

ITEM 1. .FINANCIAL STATEMENTS

                         VFINANCE, INC. AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 (In thousands, except share and per share data)


                                                                   September 30, 2007      December 31, 2006
                                                                                       [(Restated and Revised)]
                                                                  --------------------   ---------------------
 Assets:
     Current assets:
      Cash and cash equivalents                                             $ 4,484.7               $ 4,205.2
      Due from clearing broker                                                  909.2                   299.9
      Securities owned:
        Marketable, at fair value                                               737.5                 1,024.0
        Not readily marketable, at estimated fair value                         295.0                   400.0
      Accounts receivable                                                       114.0                   123.8
      Forgivable loans - employees, current portion                              39.2                    58.8
      Notes receivable - employees                                               33.1                   128.1
      Prepaid expenses and other current assets                                 149.3                   184.0
                                                                  --------------------   ---------------------

           Total current assets                                               6,762.0                 6,423.8
                                                                  --------------------   ---------------------

    Property and equipment, net                                                 702.0                   661.0
    Customer relationships, net                                               3,494.5                 4,115.4
    Other assets                                                                534.9                   443.0
                                                                  --------------------   ---------------------

           Total assets                                                    $ 11,493.4              $ 11,643.2
                                                                  ====================   =====================

Liabilities and shareholders' equity:
     Current liabilities:
      Accounts payable                                                        $ 765.3                 $ 821.7
      Accrued compensation                                                    2,776.7                 2,394.6
      Other accrued liabilities                                                 562.9                   800.7
      Securities sold, not yet purchased                                        227.5                    41.6
      Capital lease obligations, current portion                                201.3                   210.8
      Other                                                                     281.8                   348.5
                                                                  --------------------   ---------------------

           Total current liabilities                                          4,815.5                 4,617.9
                                                                  --------------------   ---------------------

    Capital lease obligations, long term                                        206.6                   125.6

Shareholders' Equity:
    Common stock $0.01 par value, 100,000,000 shares authorized
       54,679,876 and 54,429,876 shares issued and outstanding                  546.8                   544.3
    Additional paid-in capital                                               31,545.2                31,147.4
    Accumulated deficit                                                     (25,620.7)              (24,792.0)
                                                                  --------------------   ---------------------

           Total shareholders' equity                                         6,471.3                 6,899.7
                                                                  --------------------   ---------------------

           Total liabilities and shareholders' equity                      $ 11,493.4              $ 11,643.2
                                                                  ====================   =====================


 See accompanying notes to unaudited condensed consolidated financial statements.

                                        4

                         VFINANCE, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                Three Months Ended              Nine Months Ended
                                                                   September 30,                  September 30,
                                                      ---------------------------------- ----------------------------------
                                                           2007              2006             2007              2006
                                                                         (Restated and                     (Restated and
                                                                            Revised)                          Revised)
                                                      ---------------- ---------------- ---------------- ----------------
 Revenues:
    Commissions - agency                                     $6,014.5         $4,849.9        $18,521.8        $14,374.7
    Trading profits                                           2,849.6          2,794.5          9,684.7          6,798.6
    Success fees                                                648.7          1,000.2          3,092.0          3,850.8
    Other brokerage related income                            1,453.6            847.9          4,681.7          2,394.0
    Consulting fees                                              13.9             44.7             50.0            347.7
    Other                                                        30.0             70.9            100.4            351.6
                                                      ---------------- ---------------- ---------------- ----------------
         Total revenues                                      11,010.3          9,608.1         36,130.6         28,117.4
                                                      ---------------- ---------------- ---------------- ----------------

 Compensation, commissions and benefits                       9,334.6          7,641.4         29,247.3         22,197.1
 Clearing and transaction costs                               1,055.0          1,015.8          3,298.8          3,006.6
 General and administrative costs                               719.2            785.3          2,699.2          2,015.5
 Occupancy and equipment costs                                  277.0            335.4            809.2            860.2
 Depreciation and amortization                                  325.0            310.2            964.0            643.9
                                                      ---------------- ---------------- ---------------- ----------------

         Total operating costs                               11,710.8         10,088.1         37,018.5         28,723.3
                                                      ---------------- ---------------- ---------------- ----------------

    Loss from operations                                       (700.5)          (480.0)          (887.9)          (605.9)
                                                      ---------------- ---------------- ---------------- ----------------
 Other income (expenses):
    Interest income                                               7.4             19.4             32.6             56.6
    Interest expense                                            (26.3)           (14.3)           (62.5)           (44.5)
    Dividend income                                               3.0              5.6             10.2             19.4
    Other income, net                                            75.1             37.3             78.9             58.4
                                                      ---------------- ---------------- ---------------- ----------------

         Total other income, net                                 59.2             48.0             59.2             89.9
                                                      ---------------- ---------------- ---------------- ----------------

 Loss before income taxes                                      (641.3)          (432.0)          (828.7)          (516.0)
 Income tax benefit (provision)                                     -                -                -                -
                                                      ---------------- ---------------- ---------------- ----------------

    Net loss                                                 $ (641.3)        $ (432.0)        $ (828.7)        $ (516.0)
                                                      ================ ================ ================ ================

    Net loss per share: basic and diluted                     $ (0.01)         $ (0.01)         $ (0.02)         $ (0.01)
                                                      ================ ================ ================ ================

    Weighted average number of shares
      outstanding: basic and diluted                         54,679.9         53,126.1         54,646.9         46,912.9
                                                      ================ ================ ================ ================



 See accompanying notes to unaudited condensed consolidated financial statements.

                         VFINANCE, INC. AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)


                                                                          Accumulated     Total
                                      Common      Common     Additional     Deficit       Share-
                                      Stock       Stock       Paid-In     [Restated and   holders'
                                      Shares      Amount      Capital       Revised       Equity
                                    -------------------------------------------------------------

Balance at December 31, 2006          54,429.9    $ 544.3    $31,147.4   $ (24,792.0)   $6,899.7
Net loss                                     -          -            -        (828.7)     (828.7)
Stock-based compensation expense             -          -        350.3             -       350.3
Issuance of shares for
  services rendered                      250.0        2.5         47.5             -        50.0
                                    ---------------------- ------------ ------------- -----------

Balance at September 30, 2007         54,679.9    $ 546.8    $31,545.2   $ (25,620.7)   $6,471.3
                                    ====================== ============ ============= ===========

 See accompanying notes to unaudited condensed consolidated financial statements.


                         VFINANCE, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             Nine Months Ended September 30,
                                                             ------------------------------
                                                                   2007            2006
                                                                            (Restated and
                                                                                Revised)
                                                             -------------- ---------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss                                                          $ (828.7)      $ (516.0)
    Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Non-cash fees received                                       (696.6)      (1,525.4)
       Non-cash compensation paid                                    537.1        1,060.3
       Depreciation and amortization                                 964.0          643.9
       Stock-based compensation                                      350.3          353.3
       Provision for doubtful accounts                                   -           10.0
       Amounts forgiven under forgivable loans                        54.8           17.9
       Changes in operating assets and liabilities:
        (Increase) decrease in:
         Accounts receivable                                           9.8          142.1
         Forgivable loans                                            (35.2)         (50.4)
         Due from clearing broker                                   (609.3)        (114.7)
         Notes receivable - employees                                 95.0          (51.9)
         Investments in marketable securities                        286.5           19.9
         Investments in not readily marketable securities            264.5          427.7
         Other current assets                                         84.7           11.9
         Other assets and liabilities, net                          (158.6)         (54.8)
        Increase in:
         Accounts payable and accrued liabilities                     87.9          196.3
         Securities sold, not yet purchased                          185.9          164.5
                                                             -------------- --------------

 Cash provided by operating activities                               592.1          734.6
                                                             -------------- --------------
 CASH USED IN INVESTING ACTIVITIES:
     Purchase of property and equipment                             (109.4)        (167.0)
     Investment in unconsolidated affiliate                              -         (161.9)
                                                             -------------- --------------

 Cash used in investing activities                                  (109.4)        (328.9)
                                                             -------------- --------------

 CASH USED IN FINANCING ACTIVTIES:
     Repayments of capital lease obligations                        (203.2)        (150.8)
                                                             -------------- --------------
 Cash used in financing activities                                  (203.2)        (150.8)
                                                             -------------- --------------

 Increase in cash and cash equivalents                               279.5          254.9
 Cash and cash equivalents at beginning of period                  4,205.2        4,427.4
                                                             -------------- --------------

 Cash and cash equivalents at end of period                       $4,484.7      $ 4,682.3
                                                             ============== ==============

 See accompanying notes to unaudited condensed consolidated financial statements.

                         VFINANCE, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)


1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     vFinance, Inc. (the "Company") is a financial services company which specializes in high growth opportunities. The Company's proficiency in this marketplace flows from three principal lines of business: offering full service retail brokerage to approximately 12,000 high net worth and institutional clients, providing investment banking and advisory services to micro, small and mid-cap high growth companies and trading securities, including making markets in over 3,500 micro and small cap stocks and providing liquidity in the United States Treasury marketplace. In addition to the Company's core business, it offers information services on its website. Due to its focus, the Company believes it is well positioned to offer, through its 40 corporate and independent offices in the U.S. and other parts of the world, alternative investments, which have the potential to outperform market indices, and a full range of traditional investment options. vFinance Investments, Inc. ("vFinance Investments") and EquityStation, Inc. ("EquityStation"), both subsidiaries of vFinance, Inc., are broker-dealers registered with the Securities and Exchange Commission ("SEC"), and members of Financial Industry Regulatory Authority
("FINRA") (formerly the National Association of Securities Dealers) and Securities Investor Protection Corporation ("SIPC"). vFinance Investments is also a member of the National Futures Association ("NFA").

     The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts have been eliminated in consolidation.

     The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ended December 31, 2007. The interim financial statements should be read in connection with the audited financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

                         VFINANCE, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                      (In thousands, except per share data)


      Restatement and Revision

     The Company restated certain amounts in the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2006 as a result of comments from the staff of the Securities and Exchange Commission ("SEC") in connection with the Company's Annual Report of Form 10-KSB for the year ended December 31, 2005. As previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, the Company recorded adjustments to reclassify marketable securities received as compensation for investment banking services from "trading securities" to "available-for-sale" securities, effective January 1, 2002 as part of the aforementioned restatement. As a result of this reclassification, non-cash unrealized gains and losses related to the securities classified as available-for-sale were reclassified from the determination of net income (loss) to other comprehensive income (loss), a component of stockholders' equity.

     On November 12, 2007, after reconsidering the adjustments to the financial statements described in the previous paragraph, management determined that the reclassification suggested by the staff of the SEC should not have been made and, as a result, the Company revised the previously restated financial statements as of and for the years ended December 31, 2006, 2005, 2004 and 2003. As a consequence of reverting to the financial statement presentation used by the Company prior to the restatement, securities received as compensation for investment banking services have been classified as "marketable securities" or "not readily marketable securities", as appropriate, with realized and unrealized gains and losses related to these securities included in the determination of net income (loss) in the consolidated statements of operations.

     A summary of the effects of the restatement, including the revision described above, (i) as of December 31, 2006, March 31, 2007 and June 30, 2007,
(ii) for the three and nine months ended September 30, 2006, (iii) for the three months ended March 31, 2007 and (iv) for the three and six months ended June 30, 2007 is as follows:

                         Accumulated Deficit                                              Accumulated Other Comprehensive Loss
                    --------------------------------------------------------   ----------------------------------------------------
                                     Current       Cumul-                                   Current       Cumul-
                                     period        ative                                    period        ative
                                     effect of     effect of                                effect of     effect of
                                     restate-      restate-                                 restate-      restate-     Restated
                                     ment          ment        Restated and        As       ment          ment           and
                      As reported    revision      revision      Revised        reported    revision      revision     Revised
                    ---------------  ----------  ------------ --------------   ----------  -----------  ------------  -------------

 December 31, 2006     $ (24,149.5)    $ (56.8)     $ (642.5)   $ (24,792.0)    $ (642.5)      $ 56.8       $ 642.5            $ -
    March 31, 2007     $ (24,111.7)      $ 1.7      $ (640.8)   $ (24,752.5)    $ (640.8)      $ (1.7)      $ 640.8            $ -
     June 30, 2007     $ (24,241.6)    $ (97.1)     $ (737.9)   $ (24,979.5)    $ (737.9)      $ 97.1       $ 737.9            $ -


                         VFINANCE, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                      (In thousands, except per share data)



                                                                                 Effect of Restatements
                                                                           ---------------------------------
                                        As Reported-                                                   Net
                                        Three Months                         Amortiz-    Amortiz-      Effect
                                           Ended                             ation of    ation of      of
                                        September 30,  Reclass-              Intangible  Transtion     Restate-
                                           2006        ifications     As     Asset       Payment       ments      Restated and
                                                                    Revised                                          Revised
                                      -------------  ------------- --------- ----------- ---------- ------------- -----------------
Statement of Operations:
Total revenues                            $  9,545.5       62.6  $  9,608.1          -          -            -    $  9,608.1
Clearing and transaction costs            $  1,025.8          -  $  1,025.8          -      (10.0)       (10.0)   $  1,015.8
Depreciation and amortization             $    346.9          -  $    346.9      (36.7)         -        (36.7)   $    310.2
Total operating costs                     $ 10,009.8      125.0  $ 10,134.8      (36.7)     (10.0)       (46.7)   $ 10,088.1
Loss from operations                      $   (478.7)     (48.0) $   (526.7)      36.7       10.0         46.7    $   (480.0)
Net loss                                  $   (478.7)         -  $   (478.7)      36.7       10.0         46.7    $   (432.0)
Net loss per share - basic
  and diluted                             $    (0.01)                                                      $ -    $    (0.01)
                                         ============                                              ============ =============
Wt. avg. shares outstanding - basic
  and diluted                               53,126.1                                                                53,126.1
                                         ============                                                           =============



                                                                                  Effect of Restatements
                                                                             ---------------------------------
                                     As Reported-                                                          Net
                                     Nine Months                               Amortiz-      Amortiz-      Effect
                                        Ended                                  ation of      ation of      of
                                     September 30,  Reclass-                   Intangible    Transtion     Restate-
                                        2006        ifications      As         Asset         Payment       ments      Restated and
                                                                  Revised                                                Revised
                                    ------------  -------------  ---------   ------------- ------------ ------------- -----------
Statement of Operations:
Total revenues                           $ 28,126.9      (9.5)    $ 28,117.4           -           -          -        $ 28,117.4
Clearing and transaction costs           $  3,036.6         -     $  3,036.6           -       (30.0)     (30.0)       $  3,006.6
Depreciation and amortization            $    753.9         -     $    753.9      (110.0)          -     (110.0)       $    643.9
Total operating costs                    $ 28,738.4     124.9     $ 28,863.3      (110.0)      (30.0)    (140.0)       $ 28,723.3
Loss from operations                     $   (656.0)    (89.9)    $   (745.9)      110.0        30.0      140.0        $   (605.9)
Net loss                                 $   (656.0)        -     $   (656.0)      110.0        30.0      140.0        $   (516.0)

Net loss per share - basic
  and diluted                            $    (0.01)                                                         $ -       $    (0.01)
                                     ===============                                                     ========     =============

Wt. avg. shares outstanding - basic
  and diluted                              46,912.9                                                                      46,912.9
                                     ===============                                                                  =============


                                          As Reported-    Effect of
                                          Three Months    Restate-
                                             Ended        ment        Restated
                                          March 31, 2007  Revision      and
                                                                      Revised
                                        ---------------- ----------- -----------
Statement of Operations:
Success fees                                 $  1,598.2      1.7     $  1,599.9
Total revenues                               $ 12,019.2      1.7     $ 12,020.9
Income from operations                       $     36.7      1.7     $     38.4
Net income                                   $     37.8      1.7     $     39.5

Net income per share - basic                 $        -
                                          ==============
Wt. avg. shares outstanding - basic            54,579.9
                                          ==============

Net income per share - diluted               $        -
                                          ==============
Wt. avg. shares outstanding - diluted          56,125.1
                                          ==============

                    VFINANCE, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                      (In thousands, except per share data)


                                 Three Months Ended June 30, 2007            Six Months Ended June 30, 2007
                             ----------------------------------------- --------------------------------------
                                              Effect of                                Effect of
                                              Restate-                                 Restate-
                                              ment        Restated                     ment        Restated
                             As Reported      Revision    and Revised   As Reported    Revision    and Revised
                             --------------  -----------  ------------- -------------- ----------- -----------
Statement of Operations:
Success fees                    $    940.5       (97.1)    $    843.4     $  2,538.8    (95.4)      $  2,443.4
Total revenues                  $ 13,196.4       (97.1)    $ 13,099.3     $ 25,215.7    (95.4)      $ 25,120.3
Loss from operations            $   (128.7)      (97.1)    $   (225.8)    $    (92.0)   (95.4)      $  (187.4)
Net loss                        $   (129.9)      (97.1)    $   (227.0)    $    (92.1)   (95.4)      $  (187.5)

Net loss per share - basic
  and diluted                   $        -                 $        -     $        -                $       -
                             ==============              =============  ==============             ===========
Wt. avg. shares outstanding
  basic and diluted               54,679.9                   54,679.9       54,630.2                54,630.2
                             ==============              =============  ==============             ===========


Securities Owned

     As of September 30, 2007 and December 31, 2006, marketable securities consisted primarily of publicly traded unrestricted common stock, municipal securities and corporate bonds the Company buys and sells in market-making and trading activities. Marketable securities are stated at fair value, based on information obtained from the Company's clearing firms and nationally recognized exchange values.

     Not readily marketable securities consist of publicly traded common stock restricted as to resale and common stock purchase warrants, both of which are typically received as compensation for investment banking services. Restricted stock and stock purchase warrants may be sold to certain qualified investors prior to the removal of the resale restrictions, as dictated by Rule 144. Restricted stock, including restricted stock obtained as a result of exercising common stock purchase warrants, remains classified as not readily marketable until the removal of all resale restrictions, typically within a year of the Company's receipt of the security unless subject to a registration statement with a later effective date.

     Market valuations of restricted stock are based on market prices, as reported by a major exchange such as the NASDAQ Bulletin Board, NASDAQ OTC or other similar nationally recognized exchange. These values are reduced by 25% to reflect management's estimate of the discount attributable to the reduced liquidity associated with the resale restrictions.

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



2.       PROPERTY AND EQUIPMENT

     At September 30, 2007 and December 31, 2006, property and equipment, net consisted of the following:

                                September 30,      December 31,
                                     2007              2006
                               ----------------  ----------------

Furniture and fixtures                 $ 90.8           $ 90.8
Equipment                               795.7            727.5
Capital leases - computer
  equipment                             979.2            704.5
Leasehold improvements                  174.8            174.8
Software                                256.2            214.8
                               ---------------  ---------------

                                      2,296.7          1,912.4
Less: accumulated depreciation       (1,594.7)        (1,251.4)
                               ---------------  ---------------

Property and equipment, net           $ 702.0          $ 661.0
                               ===============  ===============

                    VFINANCE, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                      (In thousands, except per share data)


     The Company acquired $274.7 thousand of computer equipment under capital leases in the nine months ended September 30, 2007.

     The Company recorded depreciation expense of $343.1 thousand and $278.5 thousand in the nine months ended September 30, 2007 and 2006, respectively.

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

                                                      Nine Months Ended September 30, 2006
                                        ---------------------------------------------------------------
                                          vFinance    Sterling          Adjustments         Pro Forma
                                         (Restated
                                        and Revised)
                                        ------------- ------------  ------------------  ---------------
Total revenue                             $ 28,117.4    $ 3,759.4         $         -       $ 31,876.8
Income (loss) from operations                 (605.9)        48.0              (227.1)          (785.0)
Net income (loss)                             (516.0)        48.0              (227.1)          (695.1)
                                        -------------               ------------------  ---------------

Loss per share - basic and diluted        $    (0.01)                      $    (0.04)      $    (0.01)
                                        =============               ==================  ===============
Wt. avg. shares outstanding - basic
  and diluted                               46,912.9                          6,213.4         53,126.3
                                        =============               ==================  ===============


4.       CUSTOMER RELATIONSHIPS

     At September 30, 2007, customer relationships totaled $3.5 million, net of accumulated amortization of $1.4 million. At December 31, 2006 customer relationships totaled $4.1 million, net of accumulated amortization $737.4 thousand.

     Acquired customer relationships are amortized using the straight-line method over their estimated useful lives, which coincide with their expected revenue-generating lives, ranging from five to ten years. The Company recorded amortization expense of $620.9 thousand and $365.5 thousand in the nine months ended September 30, 2007 and 2006, respectively.

                    VFINANCE, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                      (In thousands, except per share data)

5.       EARNINGS (LOSS) PER SHARE

     The Company calculates earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". In accordance with SFAS No. 128, basic earnings
(loss) per share is computed using the weighted average number of shares of common stock outstanding and diluted earnings per share is computed using the weighted average number of shares of common stock and the dilutive effect of options and warrants outstanding, using the "treasury stock" method, as follows:

                                                           Three Months Ended           Nine Months Ended
                                                              September 30,                September 30,
                                                     ----------------------------- ----------------------------
                                                          2007           2006           2007           2006
                                                     -------------- -------------- -------------- -------------
Weighted average shares outstanding - basic               54,679.9       53,126.1       54,646.9      46,912.9
Effect of dilutive stock options and warrants                    -              -              -             -
                                                     -------------- -------------- -------------- -------------

Weighted average shares outstanding - diluted             54,679.9       53,126.1       54,646.9      46,912.9
                                                     ============== ============== ============== =============


     As of September 30, 2007, the Company had 21.6 million stock options and warrants outstanding, all of which have been excluded from the computation of diluted earnings per share because they were anti-dilutive. As of September 30, 2006, the Company had 20.1 million stock options and warrants outstanding, all of which have been excluded from the computation of diluted earnings per share because they were anti-dilutive.

6.       COMMITMENTS AND CONTINGENCIES

     Clearing Agreements

     As consideration for certain incentives received at the inception of one of the Company's clearing agreements, the Company would be required to pay a termination fee in the event vFinance Investments terminates the clearing agreement. This fee is reduced annually on a pro rata basis over the five year term of the clearing agreement. As of September 30, 2007, the contingent obligation of the Company associated with this clearing agreement was $680.0 thousand.

     In May 2007, EquityStation received notification from Merrill Lynch Pierce Fenner & Smith, Broadcort Division ("Merrill") that effective September 22, 2007 it intended to terminate its clearing agreement with EquityStation, in accordance with the clearing agreement. On September 4, 2007, Merrill extended the termination date to October 23, 2007 and granted an additional extension on October 8, 2007 until November 30, 2007. The Company does not expect this termination to result in a material impact to its Consolidated Financial
Statements, as it signed a clearing agreement with Penson Financial Services, Inc. ("Penson Clearing") on September 7, 2007, and simultaneously executed a Tri-party Clearing Agreement through vFinance Investments to clear some of its business through National Financial Services.

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

     On or about February 28, 2005, Knight Equity Markets, LP ("Knight") filed an arbitration action (NASD Case No. 05-01069) against vFinance Investments, claiming that vFinance Investments received roughly $6.5 million in dividends that allegedly belong to Knight. vFinance Investments asserts that the dividends actually went to two of its clients, Pearl Securities LLC ("Pearl Securities") and Michael Balog, and that vFinance Investments has no liability. vFinance Investments filed third party claims against Pearl Securities and Michael Balog to bring all of the parties into the action. Knight is seeking approximately $6.5 million in damages plus costs, attorney fees and punitive damages. vFinance Investments denies any liability to Knight and intends to vigorously defend against Knight's claims.

     On or about September 27, 2005, John S. Matthews filed an arbitration action (NASD Case No. 05-014991) against the Company, claiming that the Company wrongfully terminated his independent contract with the Company and that the Company "stole" his clients and brokers. Mr. Matthews obtained a temporary restraining order and an agreed upon injunction was issued by the NASD panel. Mr. Matthews and JMS Capital Holding Corp., a plaintiff in the arbitration action also requested unspecified damages resulting from the Company's alleged improper activity. The Company and Mr. Matthews entered into a settlement agreement in July 2007 with respect to this arbitration action. Pursuant to the terms of the settlement agreement, the Company paid $50.0 thousand to Mr. Matthews in July 2007 and is further obligated to make payments to Mr. Matthews totaling $250.0 thousand ($50.0 thousand in cash payable over 10 months and an additional $200.0 thousand in cash or the Company's stock, at the Company's option over the next three years). In connection with this settlement, the Company recorded $250.0 thousand of arbitration settlement expense (a component of general and administrative costs) during the nine months ended September 30, 2007.

     The Company engaged in a number of other legal proceedings incidental to the conduct of its business. These claims aggregate a range of $75.0 thousand to $300.0 thousand.

                    VFINANCE, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                      (In thousands, except per share data)

     As of September 30, 2007 and December 31, 2006, the Company had accrued approximately $240.0 thousand and $70.0 thousand, respectively, to provide for these matters. In 2005 the Company acquired an errors and omissions policy for certain future claims in excess of the policy's $75.0 thousand per claim deductible, up to an aggregate of $1.0 million. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on its financial position.

7.       SUBSEQUENT EVENTS

     On November 8, 2007, the Company announced entering into a definitive agreement to merge (the "Merger") with National Holdings Corporation ("National"). In conjunction with the Merger, National will issue shares of common stock in National for all outstanding shares of common stock of the Company (other than shares held by National or the Company or any stockholders of the Company who properly exercise dissenters' rights under Delaware law). For each outstanding share of the Company's stock, the Company's shareholders will receive 0.14 shares in National representing in the aggregate approximately 40% of National. The special committee of the board of directors and the board of directors of National have unanimously approved the merger agreement. The special committee of the board of directors and the board of directors of the Company have unanimously approved the merger agreement and recommended that the Company's stockholders adopt the agreement and approve the Merger.

     The transaction is subject to various closing conditions, including approval by the Financial Industry Regulatory Authority ("FINRA") and other applicable regulatory authorities, approval of the Merger by the Company's stockholders, completion by National of a private placement of equity securities resulting in gross proceeds of at least $3 million, effectiveness of a Registration Statement on Form S-4 for the National securities to be issued in the Merger to the Company's stockholders and other customary closing conditions. The Merger is expected to close during the first half of calendar year 2008. Until the Merger is completed, both companies will continue to operate their businesses independently. Following the Merger, it is intended that National will operate the broker-dealer subsidiaries independently.

     Under the terms of the definitive merger agreement, vFinance or National may, subject to the provisions of the merger agreement, terminate the agreement upon payment of a termination fee.

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

     We have restated certain amounts in the Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2006 as a result of comments from the staff of the Securities and Exchange Commission, as discussed in Note 1 to our unaudited condensed consolidated financial statements contained herein.

Recent Developments

     On November 8, 2007, we entered into a definitive agreement to merge ("the Merger")with National Holdings Corporation ("National"). In conjunction with the Merger, National will issue shares of common stock in National for all our outstanding shares of common stock (other than shares held by National or us or any of our stockholders who properly exercise dissenters' rights under Delaware law). For each outstanding  share of our stock,  our  shareholders  will receive
0.14 shares in National representing in the aggregate approximately 40% of National. The transaction is subject to various closing conditions, including approval by the Financial Industry Regulatory Authority ("FINRA") and other applicable regulatory authorities, approval of the Merger by our stockholders, completion by National of a private placement of equity securities resulting in gross proceeds of at least $3 million, effectiveness of a Registration Statement on Form S-4 for the National securities to be issued in the Merger to our stockholders and other customary closing conditions. The Merger is expected to close during the first half of calendar year 2008. Until the Merger is completed, both companies will continue to operate their businesses independently. Following the Merger, it is intended that National will operate the broker-dealer subsidiaries independently. Under the terms of the definitive merger agreement, vFinance or National may, subject to the provisions of the merger agreement, terminate the agreement upon payment of a termination fee. We believe the Merger will be consummated, but the outcome cannot be predicted with any certainty. See Note 7 to our unaudited condensed consolidated financial statements for additional information about the transaction.

     The following table and discussion summarizes the changes in major revenue and expense categories for the three and nine months ended September 30, 2007 and 2006.

                                            Three Months Ended September 30,              Nine Months Ended September 30,
                                      -------------------------------------------- ----------------------------------------------
                                         2007        2006        Change    % Chg.     2007        2006        Change    % Chg.
                                                  (Restated                                    (Restated
                                                 and Revised)                                  and Revised)
                                      ---------- ------------ ---------- --------- ----------- ------------- ---------- ---------
 Revenues:
    Commissions - agency               $ 6,014.5    $ 4,849.9    1,164.6    24.0 %    18,521.8    $ 14,374.7    4,147.1    28.8 %
    Trading profits                      2,849.6      2,794.5       55.1     2.0 %     9,684.7       6,798.6    2,886.1    42.5 %
    Success fees                           648.7      1,000.2     (351.5)   35.1)%     3,092.0       3,850.8     (758.8)  (19.7)%
    Other brokerage related income       1,453.6        847.9      605.7    71.4 %     4,681.7       2,394.0    2,287.7    95.6 %
    Consulting fees                         13.9         44.7      (30.8)  (68.9)%        50.0         347.7     (297.7)  (85.6)%
    Other                                   30.0         70.9      (40.9)  (57.7)%       100.4         351.6     (251.2)  (71.4)%
                                       ---------- ------------ ---------- --------- ----------- ------------- ---------- ---------

         Total revenues                 11,010.3      9,608.1    1,402.2    14.6 %    36,130.6      28,117.4    8,013.2    28.5 %
                                       ---------- ------------ ---------- --------- ----------- ------------- ---------- ---------

 Compensation, commissions and benefits  9,334.6      7,641.4    1,693.2    22.2 %    29,247.3      22,197.1    7,050.2    31.8 %
 Clearing and transaction costs          1,055.0      1,015.8       39.2     3.9 %     3,298.8       3,006.6      292.2     9.7 %
 General and administrative costs          719.2        785.3      (66.1)   (8.4)%     2,699.2       2,015.5      683.7    33.9 %
 Occupancy and equipment costs             277.0        335.4      (58.4)  (17.4)%       809.2         860.2      (51.0)   (5.9)%
 Depreciation and amortization             325.0        310.2       14.8     4.8 %       964.0         643.9      320.1    49.7 %
                                       ---------- ------------ ---------- --------- ----------- ------------- ---------- ---------

         Total operating costs          11,710.8     10,088.1    1,622.7    16.1 %    37,018.5      28,723.3    8,295.2    28.9 %
                                       ---------- ------------ ---------- --------- ----------- ------------- ---------- ---------

    Loss from operations                  (700.5)      (480.0)    (220.5)   45.9 %      (887.9)       (605.9)    (282.0)   46.5 %
                                       ---------- ------------ ---------- --------- ----------- ------------- ---------- ---------

 Other income (expenses):
    Interest income                          7.4         19.4      (12.0)  (61.9)%        32.6          56.6      (24.0)  (42.4)%
    Interest expense                       (26.3)       (14.3)     (12.0)   83.9 %       (62.5)        (44.5)     (18.0)   40.4 %
    Dividend income                          3.0          5.6       (2.6)  (46.4)%        10.2          19.4       (9.2)  (47.4)%
    Other income, net                       75.1         37.3       37.8   101.3 %        78.9          58.4       20.5    35.1 %
                                       ---------- ------------ ---------- --------- ----------- ------------- ---------- ---------

         Total other income, net            59.2         48.0       11.2    23.3 %        59.2          89.9      (30.7)  (34.1)%
                                       ---------- ------------ ---------- --------- ----------- ------------- ---------- ---------

 Loss before income taxes                 (641.3)      (432.0)    (209.3)   48.4 %      (828.7)       (516.0)    (312.7)   60.6 %
                                       ========== ============ ========== ========= =========== ============= ========== =========


THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

STATEMENT OF OPERATIONS

     Revenues

     Total revenues for the three months ended September 30, 2007 increased 15%, or $1.4 million, compared to the three months ended September 30, 2006. The $1.4 million increase is attributable primarily to higher agency commissions and other brokerage related income, which increased by 24% and 71%, respectively, both driven by the addition of new brokers in 2006 and 2007. Additionally, trading profits for the three months ended September 30, 2007 increased 2%, or $55.1 thousand compared to the three months ended September 30, 2006, primarily as a result of an increase in our fixed income trading group, partially offset by a decrease from our equity market making activities. Success fees from investment banking decreased 35%, or $351.5 thousand, in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily as a result of a decrease in investment banking transactions.

     Operating Expenses

     Compensation, commissions and benefits.

     Compensation, commissions and benefits for the three months ended September 30, 2007 increased 22%, or $1.7 million, compared to the three months ended September 30, 2006. Commissions are correlated with our revenues, primarily agency commissions, trading profits and success fees from investment banking. Additional increases in compensation, commissions and benefits are primarily attributable to incentive compensation provided to new brokers, as well as increased salaries.

     Clearing and transaction costs.

     Clearing and transaction costs for the three months ended September 30, 2007 increased $39.2 thousand, or 4%, compared to the three months ended September 30, 2006, primarily as a result of an increase in transaction volume attributable to the addition of new brokers, partially offset by a shift in our revenue mix to lower-cost institutional trading transactions.

     General and administrative costs.

     General and administrative costs for the three months ended September 30, 2007 decreased $66.1 thousand, or 8%, compared to the three months ended September 30, 2006, primarily as a result of improved recovery of costs incurred on behalf of independent brokers.

     Occupancy and equipment costs.

     Occupancy and equipment costs for the three months ended September 30, 2007 decreased $58.4 thousand, or 17%, compared to the three months ended September 30, 2006, primarily because in December 2006 we subleased office space acquired under a lease assumed in connection with the Sterling Financial Acquisition.

     Depreciation and amortization.

     Depreciation and amortization for the three months ended September 30, 2007 increased $14.8 thousand, or 5%, compared to the three months ended September 30, 2006, primarily as a result of depreciation expense related to recent property, plant and equipment additions, including equipment under capital leases.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS
ENDED SEPTEMBER 30, 2006

STATEMENT OF OPERATIONS

     Revenues

     Total revenues for the nine months ended September 30, 2007 increased 29%, or $8.0 million, compared to the nine months ended September 30, 2006. The $8.0 million increase is attributable to higher agency commissions, increased trading profits, and other brokerage related income, all driven primarily by the addition of new brokers in 2006 and 2007. Success fees from investment banking decreased 20%, or $758.8 thousand, in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily as a result of a decrease in investment banking transactions.

     Operating Expenses

     Compensation, commissions and benefits.

     Compensation, commissions and benefits for the nine months ended September 30, 2007 increased 32%, or $7.1 million, compared to the nine months ended September 30, 2006. Commissions are correlated with our revenues, primarily agency commissions, trading profits and success fees from investment banking. Additional increases in compensation, commissions and benefits are primarily attributable to incentive compensation provided to new brokers, as well as increased salaries.

     Clearing and transaction costs.

     Clearing and transaction costs for the nine months ended September 30, 2007 increased $292.2 thousand, or 10%, compared to the nine months ended September 30, 2006, primarily as a result of an increase in transaction volume attributable to the addition of new brokers, partially offset by a shift in our revenue mix to lower-cost institutional trading transactions.

     General and administrative costs.

     General and administrative costs for the nine months ended September 30, 2007 increased $683.7 thousand, or 34%, compared to the nine months ended September 30, 2006, primarily as a result of professional fees associated with arbitration and litigation matters during the first six months of 2007 and the expansion of our Sarbanes-Oxley and Gramm-Leach-Bliley compliance programs.
Remaining increases resulted from temporary labor and other increased professional fees to support our growth.

     Occupancy and equipment costs.

     Occupancy and equipment costs for the nine months ended September 30, 2007 decreased $51.0 thousand, or 6%, compared to the nine months ended September 30, 2006, primarily because in December 2006 we subleased office space acquired under a lease assumed in connection with the Sterling Financial Acquisition.

     Depreciation and amortization.

     Depreciation and amortization for the nine months ended September 30, 2007 increased $320.1 thousand, or 50%, compared to the nine months ended September 30, 2006, primarily as a result of the amortization expense associated with the customer relationships from the Sterling Financial Acquisition and depreciation expense related to property and equipment additions, including computer equipment under capital leases.

     LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have satisfied our liquidity and regulatory capital needs through the issuance of equity and debt securities. As of September 30, 2007, liquid assets consisted primarily of cash and cash equivalents of $4.5 million and marketable securities of $737.5 thousand, for a total of $5.2 million, which approximates the $5.2 million in liquid assets as of December 31, 2006. As of September 30, 2007, we had long-term capital lease obligations of $206.6 thousand, net of current obligations of $201.3 thousand.

     Both vFinance Investments and EquityStation are subject to the SEC Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum net capital. Both vFinance Investments and EquityStation have elected to use the alternative standard method permitted by the rule. This method requires that vFinance Investments maintain minimum net capital equal to the greater of $250,000 or a specified amount per security based on the bid price of each security for which vFinance Investments is a market maker and requires EquityStation to maintain minimum capital equal to $100,000. As of September 30, 2007, vFinance Investments and EquityStation net capital exceeded the requirement by $764.6 thousand and $416.4 thousand, respectively.

     Advances, dividend payments and other equity withdrawals from the Company's broker-dealer subsidiary are restricted by the regulations of the SEC and other regulatory agencies. These regulatory restrictions may limit the amounts that a broker-dealer subsidiary may dividend or advance to the Company.

     Cash and cash equivalents increased by $279.5 thousand and $254.9 thousand during the nine months ended September 30, 2007 and 2006, respectively. The major components of these changes are discussed below.

     Cash provided by operating activities for the nine months ended September 30, 2007 was $592.1 thousand compared to $734.6 thousand for the nine months ended September 30, 2006. Cash provided by operating activities includes net income adjusted for non-cash items and the effects of changes in working capital including changes in working capital related to trading security positions. Cash provided by operating activities decreased for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily as a result of lower investment banking revenue.

     Cash used in investing activities for the nine months ended September 30, 2007 decreased to $109.4 thousand compared to $328.9 thousand for the nine months ended September 30, 2006, when we made a $161.9 thousand investment in an unconsolidated affiliate. Capital expenditures decreased by $57.6 thousand for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, as we acquired $274.7 thousand of computer equipment under capital leases during the nine months ended September 30, 2007 compared to $132.0 thousand during the nine months ended September 30, 2006, an increase of $142.7 thousand.

     Cash used in financing activities for the nine months ended September 30, 2007 increased to $203.2 thousand compared to $150.8 thousand for the nine months ended September 30, 2006 as a result of capital lease payments for equipment acquired under capital leases that commenced in 2007 and in the fourth quarter of 2006.

     We believe the Merger will be consummated, but the outcome cannot be predicted with any certainty. In the absence of consummating the Merger, we believe cash on hand is sufficient to meet our working capital requirements over the next twelve months. However, we may seek additional debt or equity financing in order to carry out our long-term business strategy if the Merger is not completed. Such funding may be a result of bank borrowings, public offerings, private placements of equity or debt securities, or a combination thereof. We cannot be certain that additional debt or equity financing will be available when required or, if available, that we can secure it on terms satisfactory to us.

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

 Number of
 Exhibit          Exhibit Description

    2.1* Agreement and Plan of Merger dated November 7, 2007 by and among vFinance, Inc., National Holdings Corporation and vFin Acquisition Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on November 8, 2007).

   31.1** Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2** Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1** Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2** Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

* Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Exhibit F to the Agreement and Plan of Merger is incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on November 8, 2007. The Company hereby undertakes to furnish copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

**   Filed herewith.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Signature                             Title                           Date

                            Chairman of the Board and Chief
/s/  Leonard J. Sokolow     Executive Officer
-----------------------    (Principal Executive Officer)       November 14, 2007
Leonard J. Sokolow



/s/ Alan B. Levin           Chief Financial Officer and
-----------------------    (Principal Financial and
Alan B. Levin               Accounting Officer)                November 14, 2007