Form 10-K
period 2007-12-31
VFINANCE INC
filed 2008-03-12
CIK 890285

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
(Mark One)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2007

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to _________

                        Commission File Number: 001-11454
                                 vFinance, Inc.
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

                               Title of Each Class
                     Common Stock, Par Value $.01 Per Share

                   Name of Each Exchange on Which Registered
                               OTC Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]      Accelerated filer [ ]
                                 (Do not check if a
                                 smaller reporting company)

 Non-accelerated filer  [ ]      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes  [ ]  No [X]

As of June 30, 2007, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $9.7 million based on the closing price of the common stock as quoted on the OTC Bulletin Board on such date.

As of March 10, 2008, the registrant had 54,829,876 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

                               INDEX TO FORM 10-K



Page
PART I
ITEM 1.  BUSINESS.............................................................2
ITEM 1A. RISK FACTORS........................................................16
ITEM 2.  PROPERTIES..........................................................28
ITEM 3.  LEGAL PROCEEDINGS...................................................29
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................30

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES...................31
ITEM 6.  SELECTED FINANCIAL DATA.............................................33
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...........................................34
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........43
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................44
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE................................................77
ITEM 9A. CONTROLS AND PROCEDURES.............................................77
ITEM 9B. OTHER INFORMATION...................................................78

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE..............79
ITEM 11. EXECUTIVE COMPENSATION..............................................81
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS.....................................93
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE........................................................96
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES..............................96

PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.............................98

SIGNATURES..................................................................106

                                     PART 1

                           FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K includes forward-looking statements as defined in the Private Securities Reform Act of 1995. These forward looking statements are often identified by words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "continue," "plan" and similar expressions. These statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed for the reasons described in this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

        o   general economic conditions;

        o   our ability to obtain future financing or funds when needed;

        o the inability of our broker-dealer operations to operate profitably in the face of intense competition from larger full-service and discount brokers;

        o a general decrease in merger and acquisition activities and our potential inability to receive success fees as a result of transactions not being completed;

        o   increased competition from business development portals;

        o   technological changes;

        o our potential inability to implement our growth strategy through acquisitions or joint ventures;

        o acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties; and

        o   our ability to maintain and execute a successful business strategy.

You should also consider carefully the statements under "Risk Factors" and other sections of this Annual Report on Form 10-K, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, or factors we are unaware of, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1.  BUSINESS.

vFinance, Inc. ("vFinance") is a financial services company that specializes in high growth opportunities. Our three principal lines of business are: (1) offering full service retail brokerage to approximately 12,000 high net worth individuals and institutional clients, (2) providing investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, and (3) trading securities, including making markets in over 3,500 micro and small-cap stocks and providing liquidity in the United States Treasury marketplace. In addition to our core business, we offer information services on our website. vFinance Investments, Inc. ("vFinance Investments") and
EquityStation, Inc. ("EquityStation"), both subsidiaries of the Company, are broker-dealers registered with the Securities and Exchange Commission ("SEC"), and members of Financial Industry Regulatory Authority ("FINRA") (formerly the National Association of Securities Dealers) and Securities Investor Protection Corporation ("SIPC"). vFinance Investments is also a member of the National Futures Association ("NFA").

Our website, www.vfinance.com, is available to an audience of entrepreneurs, corporate executives and private and institutional investors in over 150 countries with an estimated 35,000 unique visitors monthly. The website provides sales leads to our investment banking, brokerage and institutional services divisions, giving visitors convenient access to a variety of financial services, proprietary business development tools, searchable databases and daily news. The website has over 60,000 "opted in" subscribers that receive a newsletter on private funding several times a week. The website features our database of venture capital firms and angel investors accessible with vSearch, a proprietary web-based data mining tool that allows entrepreneurs to search potential funding sources by different criteria, including geography, amount of funds required, industry, stage of corporate development or keyword. Much of the information on the website is provided free of charge, however, we charge nominal fees for the use of proprietary search engines and premium services such as our business planning services.

Restatement of Financial Statements

As discussed in Note 1 to our Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K, on December 11, 2007 we restated certain amounts in our 2006, 2005, 2004 and 2003 Consolidated Financial Statements as a result of comments we received from the staff of the SEC.

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

On November 2, 2004, our wholly-owned subsidiary, vFinance Investments Holdings, Inc. completed the acquisition of certain assets of Global Partners Securities, Inc. ("Global") and 100% of the issued and outstanding equity securities of
EquityStation, all of which were owned by Level2.com, Inc. ("Level 2"), a subsidiary of Global (together, the "Global Acquisition"). The assets acquired in the Global Acquisition consisted primarily of customer accounts and some older computer equipment. Business lines acquired included wholesale market-making in selected equities for institutional clients and direct market access equity trading. vFinance Investments Holdings, Inc. assumed no liabilities in connection with the acquisition of Global's assets. Two of the principals of Global and EquityStation each entered into employment agreements with us, which provided an annual base salary of $144,000, certain incentive bonuses, and options to purchase 350,000 shares of our common stock, exercisable at $0.19 per share. One of the principals was employed by us until October 31, 2007 and the other principal was employed by us until January 15, 2008.

EquityStation is a broker-dealer registered with the SEC and is a member of FINRA. EquityStation is a Florida corporation incorporated on July 22, 1999. EquityStation offers institutional traders, hedge funds and professional traders a suite of services designed to advance their trading through advanced trading technologies and routing software, hedge fund incubation, capital introduction and custodial services.

In May 2006, vFinance Investments completed the acquisition of certain assets of Sterling Financial Investment Group, Inc. ("SFIG") and Sterling Financial Group of Companies, Inc. ("SFGC" and together with SFIG, "Sterling Financial"). The assets acquired from Sterling Financial include Sterling Financial's business as a going concern, certain intellectual property, customer relationships associated with Sterling Financial's Institutional Fixed Income and Latin American businesses, computer equipment and certain real property leases. In exchange for the assets, we issued 13 million shares of our common stock to SFGC. The aggregate purchase price was determined to be $3.4 million. This transaction was approved by FINRA on April 28, 2006. The Sterling Financial acquisition resulted in the addition of institutional traders in U.S. treasuries and corporate bonds and retail brokerage activities in Latin American through the addition of independent contractor offices in Panama, Chile and Columbia.

We expect that the institutional investor customer relationships acquired from Sterling Financial will result in approximately $7.0 million of incremental annual revenues and a marginal impact on net income, as the increased revenues and cost savings are expected to be offset by operating expenses and $680.0 thousand of annual non-cash amortization expense.

In connection with this acquisition, we established new divisions to focus on the rapidly-growing U.S. Hispanic and Latin American investment markets and to provide investment advisory services relating to fixed income products and execution of fixed income investment transactions as well as investment banking advisory services for private and public Hispanic businesses.

Recent Developments

The following is a brief summary of the material provisions of the agreements entered into or to be entered into in connection with our merger with National Holdings Corporation. The summary is not complete and is qualified in its entirety by reference to the agreements, which are included as exhibits to this Annual Report on Form 10-K and which are incorporated herein by this reference. We urge you to read the agreements in their entirety for a more complete description of their terms and conditions.

Merger Agreement

On November 7, 2007, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with National Holdings Corporation ("National"), vFin Acquisition Corporation ("Merger Sub"), a wholly-owned subsidiary of National.

Under the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by the special committees of our board of directors and the Board of Directors of National and our board of directors and those of National and Merger Sub, Merger Sub will be merged with and into us (the "Merger"), the separate corporate existence of Merger Sub will cease and we will continue as a surviving corporation of the Merger and as a wholly-owned subsidiary of National.

Pursuant to the Merger Agreement, upon the closing of the Merger (the "Effective Date"), all of our stockholders (except those who properly exercise dissenters' rights under Delaware law) will become stockholders of National. Upon the Effective Date, our stockholders will own approximately 40% of the outstanding shares of common stock of National. National's common stock is quoted on the OTC Bulletin Board under the symbol "NHLD."

To effect the Merger, each share of our common stock outstanding immediately prior to the closing of the Merger (other than shares held by National or us or any of our stockholders who properly exercise dissenters' rights under Delaware law) will automatically be converted into the right to receive 0.14 shares of National common stock, plus any cash in lieu of fractional shares of National common stock.

Each option to purchase shares of our common stock outstanding upon the Effective Date will be converted into options to acquire the number of shares of National common stock determined by multiplying (i) the number of shares of our common stock underlying each outstanding stock option immediately prior to the effective time of the Merger by (ii) 0.14, at a price per share of National common stock equal to (i) the exercise price per share of each stock option otherwise purchasable pursuant to the stock option divided by (ii) 0.14. Each warrant to purchase shares of our common stock outstanding on the Effective Date will be exercisable to purchase the number of shares of National common stock determined by multiplying (i) the number of shares of our common stock underlying each outstanding warrant by (ii) 0.14, at a price per share of National common stock equal to (i) the aggregate exercise price of such outstanding warrant to purchase our common stock divided by (ii) the number of shares of National common stock for which such warrant is exercisable, as determined above.

Completion of the Merger is subject to various customary conditions, including, among others, (i) requisite approvals of our stockholders, (ii) completion by National of a private placement of equity securities resulting in gross proceeds of at least $3 million, (iii) effectiveness of the registration statement for the National securities to be issued in the Merger, (iv) absence of any suit, proceeding or investigation challenging or seeking to restrain or prohibit the Merger, and (v) FINRA and any other applicable regulatory approvals.

The  Merger  Agreement  contains  a  non-solicitation   or  "no-shop"  provision
restricting each of National and us from soliciting alternative acquisition proposals from third parties and from providing information to and engaging in discussions with third parties regarding alternative acquisition proposals. The no-shop provision is subject to a customary "fiduciary-out" provision, which allows each National and us under certain circumstances to provide information to and participate in discussions with third parties with respect to bona fide written unsolicited alternative acquisition proposals and under certain circumstances, coupled with the payment of a termination fee of $1.5 million, to terminate the Merger Agreement.

The Merger must be approved by the holders of at least a majority of our outstanding common stock. Our Board of Directors has not yet set a date for the stockholder's meeting. We anticipate that the merger, if approved, will be completed in mid-2008.

On the  Effective  Date,  National's  board of  directors  will  consist of Mark
Goldwasser (Chairman of the Board), Leonard J. Sokolow (Vice Chairman of the Board), Christopher Dewey (Vice Chairman of the Board), Charles Modica, Jorge Ortega, up to three designees of National and up to one designee of ours. Messrs. Modica and Ortega and the designees will be independent directors. The designees must be reasonably acceptable to our board of directors and that of National.

Voting Agreements

In connection with the Merger Agreement, National and Merger Sub have entered into a voting agreement (the "Stockholder Voting Agreement") with Leonard J. Sokolow and Dennis De Marchena, who owned approximately 10.7% and 4.0%, respectively, of our outstanding shares of common stock as of March 10, 2008. Pursuant to the Stockholder Voting Agreement, Mr. Sokolow has agreed to vote all of his shares and Mr. De Marchena has agreed to vote 2,000,000 of his shares, or approximately 3.6% of our outstanding shares of common stock on March 10, 2008, in favor of the Merger and against any transaction or other action that would interfere with the Merger.

Pursuant to the Merger Agreement, Mark Goldwasser, Chairman of the board of directors of National, Christopher Dewey, Vice Chairman of the board of directors of National, and Leonard J. Sokolow, our Chairman and Chief Executive Officer, will enter into an agreement (the "Director Voting Agreement") on the Effective Date to vote their shares of National for the election of each other and up to three designees of Mr. Goldwasser and up to three designees of Mr. Sokolow until the earlier to occur of: (i) National's merger, consolidation or reorganization whereby the holders of National's voting stock own less than 50% of the voting power of National after such transaction, (ii) by mutual consent of the parties thereto, (iii) the date that Messrs. Goldwasser, Sokolow and Dewey own in the aggregate less than one percent of the outstanding voting securities of National, (iv) upon the fifth anniversary of the Director Voting Agreement or (v) upon listing of National's common stock on AMEX, the NASDAQ Capital Market or the NASDAQ Global Market.

Sokolow  Employment  Termination  Agreement to be Entered into on the  Effective
Date

On the Effective Date, Mr. Sokolow's present employment as our Chairman and Chief Executive Officer and his present employment agreement with us dated November 16, 2004, as amended, will be terminated and our principal office will be relocated to New York City, New York. Accordingly, pursuant to the terms of Mr. Sokolow's present employment agreement with us dated November 16, 2004, as amended, Mr. Sokolow will be entitled to a lump sum cash payment of $1,150,000 as of the Effective Date. On the Effective Date, we will enter into an employment termination agreement ("Termination Agreement") with Mr. Sokolow.

Pursuant to the Termination Agreement, Mr. Sokolow's employment as our Chairman and Chief Executive Officer and his employment agreement with us will terminate. Notwithstanding the fact that his stock options to purchase shares of our common stock that have not vested as of the Effective Date would have vested pursuant to his employment agreement with us, Mr. Sokolow has agreed to waive such accelerated vesting. He will receive a lump sum cash payment of $1,150,000 as required under the terms of his employment agreement with us. However, if: (i) Mr. Sokolow's employment is terminated by National with cause or (ii) Mr. Sokolow voluntarily resigns his employment with National, all stock options Mr. Sokolow received in exchange for his stock options pursuant to the terms of the Merger Agreement will become 100% vested and will remain exercisable by Mr. Sokolow or his beneficiaries for a period of nine months from the date of such event; provided, however, such period of nine months will not exceed the earlier of (i) the latest date upon which such options could have expired by the original terms under the circumstances or (ii) the tenth anniversary of the original date of the grant of the options.

Pursuant to the terms of the Termination Agreement, if any payments made to Mr. Sokolow, including the acceleration of the vesting of his National stock options, will be subject to the tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, we have agreed to pay Mr. Sokolow an additional amount such that the net amount retained by him, after deduction of any tax on such payment, will equal the payments received by Mr. Sokolow under the Termination Agreement.

Employment Agreements to be Entered into on the Effective Date

On the Effective Date, Mark Goldwasser and Leonard J. Sokolow will each enter into substantially identical five-year employment agreements with National, pursuant to which Mr. Goldwasser will be employed by National as Chairman and Chief Executive Officer and Mr. Sokolow will be employed by National as Vice Chairman and President. Under the terms of the employment agreements, Messrs. Goldwasser and Sokolow will each receive an annual base salary of $450,000, which will increase 5% per year, and a non-accountable automobile expense allowance of $1,000 per month. In addition, each of them will be entitled to receive on a fiscal year basis a cash bonus determined in the discretion of the Compensation Committee of the board of directors of National of not less than:
(i) $225,000, (ii) 5% of National's fiscal year consolidated net income in excess of $4.5 million, up to 100% of the difference between their then current base salaries and $225,000 and (iii) such additional bonuses as the board of directors of National may determine based upon the Board's assessment of their performance in the following areas: revenue growth of National, new business development, investor relations, communications with the board of directors, communication and collaboration with the other members of the Executive Committee of the board of directors and special projects as assigned by the board of directors.

Each employment agreement terminates upon the earliest to occur of: (i) the death of the employee; (ii) a termination by National by reason of the disability of the employee; (iii) a termination by National with or without cause; (iv) a termination by the employee with or without good reason; (v) upon a "Change in Control" (as defined in the employment agreements); or (vi) the non-renewal of the agreement. Upon the termination due to the death or disability of the employee, by National without cause, by the employee with good reason, upon a "Change of Control" or upon the expiration of the employment agreement if National or the employee refuses to extend the term of the employment agreement, the employee will be entitled to: (i) any accrued but unpaid salary or bonus or unreimbursed expenses; (ii) any bonus payable for the portion of the fiscal year during which the termination occurs; (iii) 100% of the employee's base salary (150% in the event of termination by National without cause or by the employee with good reason); (iv) the continuation of health benefits until the earlier of (a) 18 months after termination and (b) the date the employee accepts other employment; and (v) all unvested options granted pursuant to the employment agreements will become immediately vested and be exercisable for a period of nine months.

Pursuant to each employment agreement, on the Effective Date, each of Messrs. Goldwasser and Sokolow will be granted non-qualified stock options to purchase the greater of (i) 1,000,000 shares of National's common stock or (ii) 5% of National's issued and outstanding shares of common stock immediately after consummation of the Merger at a purchase price equal to the average of the 10-day closing market price of National's common stock prior to the Effective Date. The options vest and become exercisable as to 25% of the shares underlying the options every 12 months. The options expire seven years from the effective date of the Merger.

In accordance with the terms of the Merger Agreement, on the Effective Date, Alan B. Levin, our Chief Financial Officer, will enter into a one-year employment agreement with National, pursuant to which he will be employed as the Chief Financial Officer. Under the terms of the agreement, Mr. Levin will receive an annual base salary of $180,000. In addition, he will be entitled to receive an annual cash bonus determined in the discretion of the Compensation Committee of the board of directors of National based upon its assessment by the President of National of Mr. Levin's performance in the following areas: revenue, net income and revenue growth of National, new business development, investor relations, communications with the board of directors, communication and collaboration with the other members of the Executive Committee of the board of directors, and other factors including, without limitation, special projects as assigned by the Chief Executive Officer, Executive Committee or the board of directors of National.

Additional Information Regarding National Holdings Corporation

National files annual, quarterly, and special reports, proxy statements, and other information with the SEC. Copies of these documents are available at the SEC's public reference room at 100 F Street, N.E., Washington, DC 20549. Copies of these materials may also be obtained from the SEC at prescribed rates by writing to the Public Reference Section of the SEC, 100 F Street, N.E.,
Washington, DC 20549. Information about the operation of the SEC public reference room in Washington, D.C. may be obtained by calling the SEC at 1-800-SEC-0330. National's filings are also available to the public from commercial document retrieval services and at the web site maintained by the SEC at http://www.sec.gov.

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

Additionally, because the United States securities industry has also been subjected to increased regulation and governmental scrutiny, including certain mandated changes, many larger firms have restructured their businesses and market-making activities away from companies whose market capitalization is below certain thresholds. Research and capital markets resources previously dedicated to smaller market capitalization companies were either reassigned to larger companies or eliminated. These circumstances have contributed to both companies in, and investors focused on, the growth and middle-market sectors seeking the services of boutique investment banking professionals who have a high degree of applicable industry knowledge. This increase in regulation also has made it more expensive for smaller firms to remain in business thus accelerating the consolidation of these firms.

To facilitate access to capital markets and to industry and company specific research, smaller boutique financial services firms have emerged to offer investment banking and research support to small and middle-market capitalization companies.

Financial Arrangements with Clearing Brokers

In 2004, vFinance Investments entered into a clearing agreement (the "Clearing Agreement") with National Financial Services LLC, Member New York Stock Exchange ("NYSE")/SIPC, a Fidelity Investments company ("NFS"), for NFS to serve as vFinance Investment's primary clearing broker. The Clearing Agreement requires NFS to pay a monthly incentive bonus to vFinance Investments up to $25,000 per month (up to an aggregate of $1.5 million) over the five-year term of the Clearing Agreement. vFinance Investments also received a $200.0 thousand payment from NFS in 2004, as compensation for the transition costs associated with migrating to a new clearing firm. As consideration for these incentives, NFS required a termination fee of $1.7 million in the event vFinance Investments terminates the Clearing Agreement, reduced annually on a pro rata basis over the five-year term of the Clearing Agreement. As of December 31, 2007, our contingent obligation in connection with the Clearing Agreement was $680.0 thousand.

EquityStation and vFinance Investments have ancillary clearing agreements with Fortis Clearing, Legent Clearing and Penson Clearing, providing services in the areas NFS is not suited to handle. These clearing agreements contain customary terms and conditions.

Our Business

Retail Brokerage

The largest portion of our revenues, 63%, 62% and 72% in 2007, 2006 and 2005, respectively, was attributable to commissions and other brokerage-related income generated by our retail brokerage activities.

vFinance Investments' retail brokerage division buys and sells securities for its customers in exchange for a commission, or in exchange for a fee, based on customer assets or as dictated by security placement agreements. Through our brokers, we offer a wide variety of financial investments, including, but not limited to, equities, corporate bonds, municipal securities, collateralized mortgage obligations, mutual funds and insurance products. We are licensed in all 50 states, plus the District of Columbia and Puerto Rico, and our registered representatives are registered in those states where their customers reside. In addition, vFinance Investments has registered representatives operating in Panama, Chile and Colombia. vFinance Investments' relationship with its registered representatives can be either as an employee, or in an independent contractor, depending on how the broker chooses to conduct his or her business. As an employee, all of the expenses of the broker's operation are paid for by the company, and the broker is only charged for certain fees such as special information services, insurance, benefits and professional services. As an independent contractor, in exchange for a higher overall payout, the broker would be responsible for all of the fees and costs associated with its business, including, but not limited to, rent, telecommunications expenses, insurance, benefits, transactions fees, all information services, state and regulatory registration fees and compliance oversight.

Market Making

We generated 25%, 25% and 16% of our revenues from trading profits in our market making activities in 2007, 2006 and 2005, respectively.

vFinance Investments provides liquidity by making markets in over 3,500 Over-the-Counter Bulletin Board ("OTC Bulletin Board"), National Market System, Pink Sheet, and NASDAQ Capital Market stocks and American Depositary Receipts in addition to providing this liquidity to our other business units. Our customers are national and regional full-service broker-dealers, electronic discount brokers and institutional investors that require fast and efficient executions for each security. This expertise supports our investment banking strategy of servicing high growth public companies that are looking for a financial services firm that is capable of assisting them in building broad-based market support for their securities. As a market maker, we use our capital and systems resources to represent a stock and compete with other market makers. Operated primarily by electronic execution, buyers and sellers meet via computer to make bids and offers. Each market maker competes for "customer order flow" by displaying buy and sell quotations for a guaranteed number of shares in a security. Once an order is received, the market maker will immediately purchase for or sell from its own inventory, or seek the other side of the trade until it is executed, often in a matter of seconds. The market maker generates all of its revenue from the difference between the price paid when a security is bought and price received when that security is sold or the price received when the security is shorted and the price received when the short is covered.

Investment Banking

We derived 11%, 12% and 8% of our revenues from our investment banking activities in 2007, 2006 and 2005, respectively. We assist emerging growth, private and public companies by (i) developing sound strategic plans, (ii) obtaining equity, mezzanine, bridge, or acquisition capital, (iii) executing strategically sound acquisitions or divestiture strategies, (iv) raising capital in the public markets, and (v) maximizing shareholder value by conducting recapitalizations or other liquidity transactions. As consideration for such services, we are paid advisory fees and success fees, which are based on a percentage of the total value of a transaction, which are contingent on the successful completion of a specified transaction. As part of our success fees, we periodically receive equity instruments and stock purchase warrants from companies for which we perform services in addition to cash paid for such services.

In the area of corporate finance, vFinance Investments has been active as an underwriter or selling group member in public equity transactions. Participation as a managing underwriter or in an underwriting syndicate involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase. In addition, under the federal securities laws, other laws and court decisions with respect to underwriters' liabilities and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to such offerings. Acting as a managing underwriter increases these risks. Underwriting commitments constitute a charge against net capital and our subsidiaries' ability to make underwriting commitments may be limited by the requirement that they must at all times be in compliance with regulations regarding their net capital.

Institutional Services

A critical element of our business strategy is to identify institutional quality investments that offer above market returns. We support that mission by providing institutional investment managers, primarily hedge fund managers, a complete array of services designed to enhance portfolio performance. Hedge funds represent the fastest growing segment of the money management market and by definition are focused on achieving positive returns for their investors while controlling risk. We offer fund managers access to advanced direct market access trading platforms, investment opportunities and independent research products that boost return on investment. Additionally, we offer fund managers the ability to reduce their transaction costs by offering them access to our trading desk for illiquid securities and automated trading systems for their liquid transactions. We have a mutually beneficial relationship with our Investment Banking Division ("IBD") as fund managers looking for investment opportunities fund IBD's corporate clients and having relationships with fund managers creates opportunities to increase the number and quality of IBD clients.

As of March 10, 2008, we employed or had contractual relationships with approximately 22 people providing institutional services, approximately 10 of which provide hedge fund related services. We currently service approximately 195 institutional customers, of which approximately 85 are hedge funds. For the year ended December 31, 2007, hedge fund related services accounted for approximately $5 million in revenue.

Internet Strategy

Our website, www.vfinance.com, is available to an audience of entrepreneurs, corporate executives and private and institutional investors in over 150 countries with an estimated 35,000 unique visitors monthly. The website provides sales leads to our investment banking, brokerage and institutional services divisions, giving visitors convenient access to a variety of financial services, proprietary business development tools, searchable databases and daily news. The website has over 60,000 "opted in" subscribers that receive a newsletter on private funding several times a week. The website features our database of venture capital firms and angel investors accessible with vSearch, a proprietary web-based data mining tool that allows entrepreneurs to search potential funding sources by different criteria, including geography, amount of funds required, industry, stage of corporate development or keyword. Much of the information on the website is provided free of charge, however, we charge nominal fees for the use of proprietary search engines and premium services such as our business planning services.

Administration, Operations, Securities Transactions Processing and Customer Accounts

Our operating subsidiaries, vFinance Investments and EquityStation, do not hold any funds or securities for customers. Instead, they use the services of clearing agents on a fully-disclosed basis. These clearing agents process all securities transactions and maintain customer accounts on a fee basis. Customer accounts are protected through the SIPC for up to $500,000, of which coverage for cash balances is limited to $100,000. In addition, all customer accounts of vFinance Investments and EquityStation carried at NFS are fully protected by an Excess Securities Bond providing protection for the account's entire net equity (both cash and securities). The services of our subsidiaries' clearing agents include billing and credit control as well as receipt, custody and delivery of securities. The clearing agents provide the operational support necessary to process, record and maintain securities transactions for our subsidiary's brokerage activities. They provide these services to our subsidiary's customers at a total cost that we believe is less than it would cost us to process such transactions on our own. The clearing agents also lend funds to our subsidiaries' customers through the use of margin credit. These loans are made to customers on a secured basis, with the clearing agents maintaining collateral in the form of saleable securities, cash or cash equivalents. vFinance Investments and EquityStation have agreed to indemnify the clearing brokers for losses they incur on these credit arrangements.

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

Government Regulation

Regulation of the Securities Industry and Broker-Dealers

Our business is subject to extensive  regulation  applicable  to the  securities industry in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. In general, broker-dealers are required to register with the SEC under the Exchange Act. Under the Exchange Act, every registered broker-dealer that does business with the public is required to be a member of and is subject to the rules of FINRA. FINRA administers qualification testing for all securities principals and registered representatives for its own account and on behalf of the state securities authorities. vFinance Investments and EquityStation are broker-dealers registered with the SEC and members of FINRA.

Our broker-dealers are also subject to regulation under state law. vFinance Investments and EquityStation are currently registered as broker-dealers in all 50 states and the District of Columbia. FINRA approved the change of ownership to, or asset acquisition by, us, as the case may be, of (i) Union Atlantic Capital, L.C. from Pinnacle Capital Group, L.C., (ii) First Level Capital, Inc. from NWH, (iii) First Colonial Securities Group, Inc., (iv) Global and EquityStation, and (v) Sterling Financial. The federal securities laws prohibit the states from imposing substantive requirements on broker-dealers that exceed those imposed under federal law. The laws, however, do not preclude the states from imposing registration requirements on broker-dealers that operate within their jurisdiction or from sanctioning these broker-dealers who have engaged in misconduct.

The SEC, self-regulatory organizations, such as FINRA, and state securities commissions may conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders, or the suspension or expulsion of a broker-dealer, its officers, or its employees. The SEC and self-regulatory organization rules cover many aspects of a broker-dealer's business, including capital structure and withdrawals, sales methods, trade practices among broker-dealers, use, and safekeeping of customers' funds and securities, record-keeping, the financing of customers' purchases, broker-dealer and employee registration, and the conduct of directors, officers, and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers.

The Uniform Net Capital Rule and FINRA rules require prior notice to the SEC and FINRA for certain withdrawals of capital and also provide that the SEC may restrict for up to 20 business days any withdrawal of equity capital, or unsecured loans or advances to shareholders, employees or affiliates if the capital withdrawal, together with all other net capital withdrawals during a 30-day period, exceeds 30% of excess net capital and the SEC concludes that the capital withdrawal may be detrimental to the financial integrity of the broker-dealer.

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

As of March 10, 2008, the minimum amount of net capital required to be maintained by vFinance Investments was $1,000,000 and the minimum amount of net capital required to be maintained by our wholly-owned subsidiary, EquityStation was $100,000. A significant operating loss or any unusually large charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse affect on our business and operations. vFinance Investments and EquityStation are members of SIPC which provides, in the event of the liquidation of a broker-dealer, protection for clients' accounts up to $500,000, subject to a limitation of $100,000 for claims for cash balances. vFinance Investments' retail clients' accounts are carried on the books and records of NFS and Legent Clearing. The client accounts for EquityStation are carried on the books and records of NFS and Penson Clearing. NFS has additional insurance from a private insurer, Customer Asset Protection Co. (CAPCO), for the full value of the customer's account in excess of the standard SIPC coverage.

Application of Laws and Rules to Internet Business and Other Online Services

Due to the increasing popularity and use of the Internet and other online services, various regulatory authorities are considering laws and/or regulations with respect to the Internet or other online services covering issues such as user privacy, pricing, content copyrights and quality of services. In addition, the growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. When the Securities Act, which governs the offer and sale of securities, and the Exchange Act, which governs, among other things, the operation of the securities markets and broker-dealers, were enacted, such acts did not contemplate the conduct of a securities business through the Internet and other online services. The recent increase in the number of complaints by online traders could lead to more stringent regulations of online trading firms and their practices by the SEC, FINRA and other regulatory agencies.

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

As our services, through our subsidiaries, are available over the Internet in multiple jurisdictions, and as we, through our subsidiaries, have numerous clients residing in these jurisdictions, these jurisdictions may claim that our subsidiaries are required to qualify to do business as a foreign corporation in each such jurisdiction. While vFinance Investments and EquityStation are currently registered as broker-dealers in the jurisdictions described in this Annual Report on Form 10-K, vFinance Investments, EquityStation and our non-broker dealer subsidiaries are qualified to do business as corporations in only a few jurisdictions. Failure to qualify as an out-of-state or foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify.

Intellectual Property

We  own  the  following   federally   registered   marks:   vFinance,   Inc.(R),
vFinance.com,   Inc.(R),   AngelSearch(R),   Direct2Desk(R)   and   Hedge   Fund
Accelerator(R).

Employees

At December 31, 2007, we employed the following personnel:

        Position               Salaried        Contract         Total
----------------------------  --------------  ---------------  -----------

 Officers                                 9                -            9
 Administration                          36               27           63
 Brokers                                 21              126          147
 Traders                                 19                1           20
 Investment Bankers                       6               12           18
 Lenders                                  -                6            6
                              --------------  ---------------  -----------

 Totals                                  91              172          263
                              ==============  ===============  ===========


None of our personnel are covered by a collective bargaining agreement. We consider our relationships with our employees to be good. Any future increase in the number of employees will depend upon the growth of our business. Our registered representatives are required to take examinations administered by FINRA and state authorities in order to qualify to transact business and are required to enter into agreements with us obligating them, among other things, to adhere to industry rules and regulations, our supervisory procedures and not to solicit customers, other employees or brokers in the event of termination.

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

We have a limited operating history despite the fact that we commenced our broker-dealer operations in 1999. As a result of acquisitions of Colonial Direct Financial Group Inc. and First Level Capital, now known as vFinance Investments, in 2001, EquityStation and select assets of Global in 2004, and select assets of Sterling Financial in 2006, our business has remained in flux. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development. These risks are particularly severe among companies in new and rapidly evolving markets such as online business development services and those in regulated industries such as the securities industry. It may be difficult or impossible to accurately forecast our operating results and to evaluate our business and prospects based on our historical results.

We have had substantial losses since inception.

Prior to 2004, we had sustained substantial losses in each year since our inception due to ongoing operating expenses and a lack of revenues sufficient to offset those operating expenses. We have raised capital to fund ongoing operations by private sales of our securities, some of which sales have been highly dilutive and involved considerable expense. For the year ended December 31, 2004, when we earned a substantial profit for the first time in our history, our results amounted to net income of $2.2 million, including a $1.5 million non-cash gain on debt forgiveness. For the years ended December 31, 2007, 2006 and 2005, however, our results amounted to net losses of approximately $1.7 million, $2.2 million and $1.1 million, respectively.

The net losses generated in 2007, 2006 and 2005 resulted primarily from increased costs from expanded facilities and staff, as well as amortization expense associated with the Global Acquisition and the acquisition of Sterling Financial, customer settlements and their respective legal costs, non-cash impairment charges in 2005 and stock option expense in 2007 and 2006. We expect to continue to make significant capital expenditures to enhance our products and technologies, and to expand domestic and international sales and operations. As a result, we will need to continue to generate significant additional revenue to achieve profitability and generate sufficient working capital to fund our planned spending. Even if we do achieve profitability, we may not be able to maintain or increase profitability on a quarterly or annual basis. If we do not achieve, maintain or increase our profitability, the market price for our common stock may further decline.

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

The securities industry and our business are subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. We are also regulated by industry self-regulatory organizations, including FINRA, the NFA and the Municipal Securities Rulemaking Board. The regulatory environment is also subject to change, and we may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other federal or state governmental regulatory authorities, or self-regulatory organizations. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.

vFinance Investments and EquityStation are registered broker-dealers with the SEC and members of FINRA. Broker-dealers are subject to regulations which cover all aspects of the securities business, including:

o        sales methods and supervision;
o        trading practices among broker-dealers;
o        use and safekeeping of customers' funds and securities;
o        capital structure of securities firms;
o        record keeping; and
o        the conduct of directors, officers and employees.

Compliance with many of the regulations applicable to us involves a number of risks, particularly in areas where applicable regulations may be subject to varying interpretation. The requirements imposed by these regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us. Consequently, these regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally FINRA Regulation, Inc., the regulatory arm of FINRA. We are primarily regulated by FINRA and the SEC. FINRA Regulation Inc. adopts rules, subject to approval by the SEC, that govern its members and conducts periodic examinations of member firms' operations.

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

Unfavorable financial or economic conditions may reduce the number and size of the transactions in which we provide underwriting services, merger and acquisition consulting and other services. Our investment banking revenues, in the form of financial advisory and underwriting fees, are directly related to the number and size of the transactions in which we participate and would therefore be adversely affected by a sustained market downturn. Additionally, a downturn in market conditions could lead to a decline in the volume of transactions that we execute for our customers and, therefore, to a decline in the revenues we receive from commissions and spreads. Customer relationship intangible assets comprised approximately 27% and 35% of our total assets as of December 31, 2007 and 2006, respectively. We must review customer relationships for impairment whenever events or circumstances indicate that impairment may be present, which may result in a material, non-cash write down of customer relationships. A significant decrease in revenues or cash flows derived from acquired customer relationships could result in a material, non-cash write-down of customer relationships. Such impairment would have a material adverse impact on our results of operations and shareholders' equity.

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

We are exposed to the risk that third parties that we us money, securities or other assets will not perform their obligations. These parties include:

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

We are dependent upon the independent contractor model for our retail brokerage business. As such, approximately 86% of our retail registered representatives were independent contractors as of December 31, 2007. We are exposed to the risk that a large group of independent contractors leave the firm or decide to affiliate with another firm and that we are unable to recruit suitable replacements. A loss of a large group of our independent contractors could have a material adverse impact on our ability to generate revenue in the retail brokerage business.

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

Although a significant portion of our business is conducted using traditional methods of contact and communications such as face-to-face meetings, a portion of our business is conducted through the Internet. We could experience system failures and degradations in the future. We cannot assure you that we will be able to prevent an extended system failure if any of the following events occur:

o    human error;
o    subsystem, component or software failure;
o    a power or telecommunications failure;
o    an earthquake, fire or other natural disaster or act of God;
o    hacker attacks or other intentional acts of vandalism; or
o    terrorists acts or war.

Failure to adequately protect the integrity of our computer systems and safeguard the transmission of confidential information could harm our business.

The secure transmission of confidential information over public networks is a critical element of our operations. We rely on encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of confidential information over the Internet. We do not believe that we have experienced any security breaches in the transmission of confidential information. In 2007, however, we were the target of hacking that affected some of our internal databases and our website. Since that incident, we have invested in several defensive systems, including, but not limited to, updating data encryption to current standards, upgrading password requirements to "strong passwords" and adding state of the art firewall protection across all of our networks. Moreover, we continually evaluate advanced encryption technology to try and ensure the continued integrity of our systems. However, we cannot assure you that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise of the technology or other algorithms used by our vendors and us to protect client transaction and other data. Any compromise of our systems or security could harm our business.

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

Our broker-dealers, vFinance Investments and EquityStation, clear all transactions for customers on a fully-disclosed basis with their clearing brokers, NFS, Fortis Clearing, Legent Clearing and Penson Clearing. These clearing brokers carry and clear all customer securities accounts. A limited portion of the customer securities activities for both broker-dealers are transacted on a "margin" basis, pursuant to which credit is extended to customer. The credit extended to customers (a) is secured by cash and securities in customer accounts, or (b) involves (i) "short sales" (i.e., the sale of securities not yet purchased) or (ii) the purchase and sale of commodity futures contracts, substantially all of which are transacted on a margin basis. These risks are increased during periods of volatile markets in which the value of the collateral held could fall below the amount borrowed by clients. If margin requirements are not sufficient to cover losses, our broker-dealers may be required to sell or buy securities at prevailing market prices and incur losses to satisfy their client obligations.

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

If our financial condition does not meet the above tests, then trading in the common stock will be covered by Rules 15g-1 through 15g-6 and 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under those rules, broker-dealers who recommend such securities to persons other than their established customers and institutional accredited investors must make a special written suitability determination for the purchaser and must have received the purchaser's written agreement to a transaction prior to sale. These regulations would likely limit the ability of broker-dealers to trade in our common stock and thus would make it more difficult for purchasers of common stock to sell their securities in the secondary market. The market liquidity for the common stock could be severely affected.

Stockholders holdings may be diluted as a result of additional stock issuances.

As of March 10, 2008, we had outstanding approximately 54.8 million shares of common stock, options to purchase an approximate total of 16.7 million shares of common stock and warrants to purchase an approximate total of 3.9 million shares of common stock. We are authorized to issue up to 100 million shares of common stock and are therefore able to issue additional shares without being required to obtain stockholder approval. If we issue additional shares, or if our existing stockholders exercise or convert their outstanding options or notes, our other stockholders may own a smaller percentage of the Company.

ITEM 2.  PROPERTIES.

     The Company  leases office space in four  locations.  The  following  chart
provides   information   related   to   these   lease   obligations:


               Office Location             Approximate Square Footage   Lease Rental    Expiration Date
---------------------------------------   ---------------------------  -------------   ------------------
3010 N. Military, Boca Raton, FL                      18,390            $ 666,930          2/28/2009
880 Third Ave., New York, NY                           7,850            $ 188,520          6/30/2008
131 Gaither Drive, Mount Laurel, NJ                    1,400            $  19,600          9/31/2008
1200 N. Federal Highway, Boca Raton FL                16,250            $ 542,100          8/21/2014


Our corporate headquarters are located at 3010 North Military Trail, Boca Raton, Florida 33431, where we lease 18,390 square feet for an approximate annual rent of $666,930. The lease expires on February 28, 2009.

On December 15, 2004, we entered into a lease at 880 Third Avenue, New York, New York for office space on the twelfth floor with an annual rent of $188,520 for approximately 7,850 square feet. The lease expires on June 30, 2008.

On August 1, 2004, we entered into a lease in Mt. Laurel, New Jersey. The opening of this office was part of our disaster recovery plan implemented in order to be able to provide our clients with uninterrupted service. The lease is for approximately 1,400 square feet with an annual rent of $19,600 and expires on September 31, 2008.

Effective September 27, 2006, vFinance Investments assumed a lease for property located in Boca Raton in connection with the acquisition of assets from Sterling Financial. The lease is for approximately 16,250 square feet with an estimated annual rent of $542,100 and expires on August 21, 2014. On September 27, 2006, we entered into a sublease with regard to approximately 14,000 square feet of this property with estimated annual rent of $486,400. Since September 2004, the balance of this space has been subleased on a month-to-month basis for an estimated annual rent of $71,200. In February 2008, we received notification from the sublessee that occupies 14,000 square feet of this property that it was insolvent and would be unable to perform its obligations under the sublease. See
Note 17 to our Consolidated Financial Statements for additional information.

We consider the facilities of our company and those of our subsidiaries to be reasonably insured and adequate for the foreseeable needs of our company and its subsidiaries.

ITEM 3.           LEGAL PROCEEDINGS.

From time to time, vFinance, Inc. and/or one of our subsidiaries is named as a party to a lawsuit that has arisen in the ordinary course of business. Although it is possible that losses exceeding amounts already recorded may be incurred upon ultimate resolution of these existing legal proceedings, we believe that such losses, if any, will not have a material adverse effect on our business, results of operations or financial position; however, unfavorable resolution of each matter individually or in the aggregate could affect the consolidated results of operations for the quarterly and annual periods in which they are resolved.

The business of vFinance Investments and EquityStation involve substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities. Additionally, claims by dissatisfied customers for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions that generally seek rescission and substantial damages.

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

In November 2007, Nupetco Associates, LLC filed a customer arbitration action (FINRA Case No. 07-03152) with FINRA naming vFinance Investments as a co-respondent. Nupetco Associates, LLC alleges violations of various state and federal securities laws. Nupetco Associates, LLC seeks compensatory damages of $508,787 against vFinance Investments in addition to costs, attorneys fees and punitive damages. vFinance Investments has filed an answer and affirmative defenses and has requested discovery from the arbitration claimant. vFinance Investments intends to vigorously defend the arbitration.

On January 3, 2008, the SEC issued and Order Instituting Administrative Proceedings against vFinance Investments, Richard Campanella and a registered representative of vFinance Investments, alleging that they violated federal securities laws by failing to preserve and produce customer correspondence of the registered representative. The registered representative terminated his employment with the Company on August 4, 2006, and has not been associated with the Company since that date. The Company and Mr. Campanella will likely assert as a defense that Mr. Campanella complied to the best of his ability in a timely manner with the SEC's requests for documents; however, the Company and Mr. Campanella have not filed an answer responding to the specific allegations in the Order. The Company and Mr. Campanella intend to vigorously defend against the allegations.

On January 24, 2008, the Company received a complaint in a civil case (Case No. 50-2008-CA-001703-XXXX-MB, 15th Judicial Circuit Court, Palm Beach County, Florida) from Harry Konig, a former employee. Mr. Konig claims that the Company breached the employment agreement entered into with Mr. Konig on November 2, 2004, specifically with regard to the payment of his incentive compensation and the issuance of options. Mr. Konig contends that he is owed $280,000 as incentive compensation and options to purchase 350,000 shares of the Company's common stock. In addition, Mr. Konig is seeking costs and attorney's fees incurred for this action. The Company is evaluating the merits of the claims and intends to defend vigorously against Mr. Konig's claims.

On March 4, 2008 the Company received a customer arbitration action (FINRA Case No.08-00472) from Claimants, Donald and Patricia Halfmann. Under FINRA's Code of Arbitration Procedure, vFinance is not required to file a responsive pleading until April 18, 2008. The Halfmanns' Statement of Claim alleges that Jeff Lafferty, a former broker working for vFinance Investments, opened accounts for the Halfmanns and misappropriated approximately $110,000 of the Halfmanns' funds via check alteration and forgery while he was employed by vFinance as the Halfmanns' financial advisor. The Halfmanns also contend vFinance is liable for an additional $150,000 for investments made by the Halfmanns directly with Jeff Lafferty after their account transferred out of vFinance and after Lafferty's resignation from vFinance, with a form U-5 filed with NASD by vFinance on August 27, 2004. Finally, the Halfmanns' Statement of Claim requests punitive damages, costs and attorney's fees incurred for this action. While vFinance intends to vigorously defend against the allegations made in the Halfmanns' Statement of Claim, a prediction of the likely outcome cannot be made at this time.

The Company is engaged in a number of other legal proceedings incidental to the conduct of its business. These claims aggregate within the range of $80,000 to $150,000.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information, Holders and Dividends

Our common stock has been listed for trading on the Over-the-Counter Bulletin Board, or the OTC Bulletin Board, under the symbol "VFIN." The following is a summary of the high and low closing prices of our common stock on the OTC Bulletin Board during the periods presented. Such prices represent inter-dealer prices, without retail mark-up, mark down or commissions, and may not necessarily represent actual transactions. Trading in our common stock has not been extensive and such trades should not be characterized as constituting an active trading market.


                                  High           Low
                           ------------   ------------
2007:
   Fourth Quarter               $ 0.24         $ 0.17
   Third Quarter                $ 0.24         $ 0.18
   Second Quarter               $ 0.24         $ 0.17
   First Quarter                $ 0.23         $ 0.17

2006:
   Fourth Quarter               $ 0.27         $ 0.18
   Third Quarter                $ 0.25         $ 0.18
   Second Quarter               $ 0.31         $ 0.18
   First Quarter                $ 0.28         $ 0.16


On March 10, 2008, the closing price of our common stock was $0.18, as reported on the web site of the OTC Bulletin Board. As of March 10, 2008, there were approximately 302 stockholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms).

We are authorized to issue 100 million shares of common stock, of which approximately 54.8 million shares were issued and outstanding as of March 10, 2008. We are authorized to issue up to 2.5 million shares of preferred stock, none of which are currently issued or outstanding.

We have not paid any cash dividends since inception, and we do not anticipate paying any cash dividends in the foreseeable future.

Our transfer agent is Continental Stock Transfer & Trust Company, New York, New York 10004.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following graph and table compare the cumulative total stockholder return on our common stock from December 31, 2002 through December 31, 2007 with the performance of: (i) the Russell 2000 Index and (ii) the DJ Select Microcap indices. We have created these comparisons using data derived from Yahoo!
Finance. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future performance. The graph and table assume investments of $100 in our stock and each index on December 31, 2002.



                                [GRAPHIC OMITTED]




                             Cumulative Total Return


                     2002    2003     2004     2005     2006      2007
                   -------- -------- -------- -------- --------  --------
vFinance, Inc.      100.00   211.11   277.78   188.89   233.33    211.11
Russell 2000        100.00   145.37   170.08   175.73   205.61    199.96
DJ Select Microcap  100.00   158.21   183.56   197.80   228.19    213.59

ITEM 6.           SELECTED FINANCIAL DATA.

Set forth below is our historical financial data with respect to the fiscal years ended December 31, 2007, 2006, 2005, 2004, and 2003. The information is only a summary. This information has been derived from, and should be read in conjunction with, our historical Consolidated Financial Statements and related notes included in "Item 8. Financial Statements and Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The financial data for the fiscal years ended 2006, 2005, 2004, and 2003 have been restated to reflect a revision to our accounting policy for investments in restricted securities, as discussed in Note 1 to our Consolidated Financial Statements.

                                                                        As of and for the Years Ended December 31,
                                                    --------------------------------------------------------------------------------
                                                         2007              2006              2005           2004           2003
                                                                         (Restated)        (Restated)    (Restated)     (Restated)
                                                    ---------------   ----------------  ---------------- ------------ --------------
(In thousands, except per share data)

Net revenues                                            $ 50,598.7      $ 38,552.7       $ 25,928.8      $ 26,280.3     $ 24,559.2
Income (loss) from operations                             (1,869.7)       (2,300.6)        (1,304.1)        1,298.1          450.9
Gain on forgiveness of debt                                      -               -                -         1,500.0              -
Net income (loss)                                       $ (1,746.0)     $ (2,175.7)      $ (1,141.5)     $  2,195.1     $    277.8

Net income (loss) per share: basic                      $    (0.03)     $    (0.04)      $    (0.03)     $     0.06     $     0.01
Wt. avg. shares outstanding: basic                        54,805.2        48,714.8         40,049.7        33,773.3       29,609.1

Net income (loss) per share: diluted                    $    (0.03)     $    (0.04)      $    (0.03)     $     0.06     $     0.01
Wt. avg. shares outstanding: diluted                      54,805.2        48,714.8         40,049.7        35,840.2       29,963.4

Total assets                                            $ 12,369.6      $ 11,792.4       $  9,031.6      $  9,846.0     $  6,459.5
Long-term debt including capital lease obligations,
net of current portion                                       297.5      $    125.6       $    225.1      $        -     $  1,889.6
Shareholders' equity                                    $  5,827.8      $  7,048.9       $  5,109.1      $  6,117.7     $  1,354.9


See Notes 1, 4, 8 and 9 to our  Consolidated  Financial  Statements  included in
Item 8 of this Annual Report on Form 10-K for discussions of the effect of restating certain items in our historical financial statements, acquisitions, shareholders' equity and stock options, respectively, and their effect on comparability of year-to-year data. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for a discussion of our dividend policy.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion presents our management's analysis of our results of operations and financial condition as of and for each of the years ended December 31, 2007, 2006 and 2005, respectively. The discussion should be read in conjunction with our Consolidated Financial Statements and the notes related thereto which appear elsewhere in this Annual Report on Form 10-K.

We have restated certain amounts in our consolidated statements of income for each of the years ended December 31, 2006 and 2005, as a result of comments from the SEC, as discussed in Note 1 to our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

In addition to the aforementioned restatement certain reclassifications of amounts previously reported have been made to the accompanying Consolidated Financial Statements in order to maintain consistency and comparability between periods presented.

Recent Developments

On November 7, 2007, we entered into an agreement and plan of merger with National and vFin Acquisition Corporation, a wholly owned subsidiary of National. Under the terms and subject to the conditions set forth in the merger agreement, vFin Acquisition Corporation will be merged with and into us, the separate corporate existence of vFin Acquisition Corporation will cease, and we will continue as a surviving corporation of the merger and as a wholly-owned subsidiary of National. For additional information regarding this transaction, see "Item 1. Business - Recent Developments."

Overview

We are a financial services company that specializes in high growth opportunities. Our three principal lines of business are: (1) offering full service retail brokerage to approximately 12,000 high net worth and institutional clients, (2) providing investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, and (3) trading securities, including making markets in over 3,500 micro and small cap stocks and providing liquidity in the United States Treasury marketplace. In addition to our core business, we offer information services on our website. vFinance Investments, Inc. ("vFinance Investments") and EquityStation, Inc. ("EquityStation"), two of our subsidiaries, are broker-dealers registered with the Securities and Exchange Commission ("SEC"), and members of the Financial Industry Regulatory Authority ("FINRA") (formerly the National Association of Securities Dealers) and Securities Investor Protection Corporation ("SIPC"). vFinance Investments is also a member of the National Futures Association ("NFA").

In May 2006, we completed the acquisition of select assets of Sterling Financial Group (the "Sterling Financial Acquisition"), following the acquisition of certain assets of Global Partners Securities, Inc. ("Global") and 100% of the issued and outstanding equity securities of EquityStation in November 2004 (the "Global Acquisition"). These acquisitions are reflected in vFinance's financial statements from their respective transaction dates, affecting the comparability of its results of operations in the years ended December 31, 2007, 2006 and 2005, as discussed in the sections that follow. See Note 4, "Acquisitions," to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further information about the Sterling Financial Acquisition and the Global Acquisition.

The largest portion of our revenues, 63%, 62% and 72% in 2007, 2006 and 2005, respectively, was attributable to retail brokerage commissions and other brokerage-related income generated by our wholly owned broker-dealer subsidiaries, vFinance Investments and EquityStation. Our retail brokerage operations buy and sell securities for our customers from other dealers on an agency basis, and charge our customers a commission for our services. Such commission revenue is derived from brokerage transactions in listed and over-the-counter securities and mutual fund securities. We also generated 25%, 25% and 16% of our revenues through trading profits generated in our market making activities in 2007, 2006 and 2005, respectively. The majority of our remaining revenues are derived primarily from investment banking-related success and consulting fees.

We reported a net loss of $1.7 million ($0.03 per basic and diluted share) in 2007, compared to $2.2 million ($0.04 per basic and diluted share) in 2006. Our revenues increased $12.0 million in 2007, or 31%, principally as a result of the addition of new brokers from the Sterling Financial Acquisition and the addition of independent brokers in 2007 and 2006. Increases in compensation, commissions and benefit expenses, clearing and transaction costs and occupancy and equipment costs related to the increased revenues and the Sterling Financial Acquisition also increased. Our depreciation and amortization expense also increased by $325.5 thousand in 2007, primarily as a result of amortization expense recorded in connection with the Sterling Financial Acquisition.

We reported a net loss of $2.2 million ($0.04 per basic and diluted share) in 2006, compared to $1.1 million ($0.03 per basic and diluted share) in 2005. Our revenues increased $12.6 million in 2006, or 49%, principally as a result of the Sterling Financial Acquisition and improved market conditions for its investment banking and trading businesses. Increases in compensation, commissions and benefit expenses, clearing and transaction costs and occupancy and equipment costs related to the increased revenues and the Sterling Financial Acquisition partially offset these increased revenues. Additionally, we recorded $448.2 thousand of stock-based compensation expense in 2006 compared to $19.4 thousand in 2005, as a result of the implementation of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"). Our depreciation and amortization expense also increased by $512.4 thousand in 2006, primarily as a result of amortization expense recorded in connection with the Sterling Financial Acquisition.

Results of Operations

The following table and discussion summarizes the changes in the major revenue and expense categories for the past three years, with 2006 and 2005 having been restated:

                                                              As of and for the Years Ended December 31,
                                         ---------------------------------------------------------------------------------
                                             2007       2006        Change         %       2005       Change         %
                                                     (Restated)                 Change   (Restated)               Change
                                         ----------- -----------  -----------  -------- ----------- -----------  ---------

 Revenues:
   Commissions - agency                   $25,622.6   $20,323.7    $ 5,298.9    26.1 %   $15,941.2    $4,382.5     27.5 %
   Trading profits                         12,707.4     9,606.0      3,101.4    32.3 %     4,177.4     5,428.6    130.0 %
   Success fees                             5,691.9     4,481.3      1,210.6    27.0 %     2,108.6     2,372.7    112.5 %
   Other brokerage related income           6,204.1     3,546.0      2,658.1    75.0 %     2,837.6       708.4     25.0 %
   Consulting fees                            204.9       375.4       (170.5)  (45.4)%       523.6      (148.2)   (28.3)%
   Other                                      167.8       220.3        (52.5)  (23.8)%       340.4      (120.1)   (35.3)%
                                         ----------- -----------  -----------  -------- ----------- -----------  ---------

        Total revenues                     50,598.7    38,552.7     12,046.0    31.2 %    25,928.8    12,623.9     48.7 %
                                         ----------- -----------  -----------  -------- ----------- -----------  ---------
 Compensation, commissions and benefits    41,713.0    31,232.0     10,481.0    33.6 %    20,313.3    10,918.7     53.8 %
 Clearing and transaction costs             4,425.1     4,337.2         87.9     2.0 %     2,977.2     1,360.0     45.7 %
 General and administrative costs           3,992.8     3,158.8        834.0    26.4 %     2,332.8       826.0     35.4 %
 Occupancy and equipment costs              1,053.3     1,166.6       (113.3)   (9.7)%       743.3       423.3     56.9 %
 Depreciation and amortization              1,284.2       958.7        325.5    34.0 %       446.3       512.4    114.8 %
 Goodwill impairment                              -           -            -         -       420.0      (420.0)  (100.0)%
                                         ----------- -----------  -----------  -------- ----------- -----------  ---------

        Total operating costs              52,468.4    40,853.3     11,615.1    28.4 %    27,232.9    13,620.4     50.0 %
                                         ----------- -----------  -----------  -------- ----------- -----------  ---------

   Loss from operations                    (1,869.7)   (2,300.6)       430.9   (18.7)%    (1,304.1)     (996.5)    76.4 %
                                         ----------- -----------  -----------  -------- ----------- -----------  ---------

 Other income (expenses):
   Interest income                             43.7        85.3        (41.6)  (48.8)%        82.6         2.7      3.3 %
   Interest expense                           (80.5)      (59.7)       (20.8)   34.8 %       (30.7)      (29.0)    94.5 %
   Dividend income                             11.3        22.5        (11.2)  (49.8)%         5.9        16.6    281.4 %
   Other income (expense), net                149.2        76.8         72.4    94.3 %       104.8       (28.0)   (26.7)%
                                         ----------- -----------  -----------  -------- ----------- -----------  ---------

        Total other income (expense)          123.7       124.9         (1.2)   (1.0)%       162.6       (37.7)   (23.2)%
                                         ----------- -----------  -----------  -------- ----------- -----------  ---------

 Loss before income taxes                  (1,746.0)   (2,175.7)       429.7   (19.7)%    (1,141.5)   (1,034.2)    90.6 %
 Income tax benefit (provision)                   -           -            -       -             -           -        -
                                         ----------- -----------  -----------  -------- ----------- -----------  ---------

   Net loss                              $ (1,746.0) $ (2,175.7)     $ 429.7   (19.7)%   $(1,141.5)  $(1,034.2)    90.6 %
                                         =========== ===========  ===========  ======== =========== ===========  =========


Revenues

                                                            As of and for the Years Ended December 31,
                                     -------------------------------------------------------------------------------------------
                                         2007          2006          Change      % Change      2005        Change      % Change
                                                   (Restated)                               (Restated)
                                     ------------- ------------  -------------  ---------- ------------ -----------  -----------
 Revenues:
   Commissions - agency                $ 25,622.6   $ 20,323.7      $ 5,298.9        26 %   $ 15,941.2    $4,382.5         27 %
   Trading profits                       12,707.4      9,606.0        3,101.4        32 %      4,177.4     5,428.6        130 %
   Success fees                           5,691.9      4,481.3        1,210.6        27 %      2,108.6     2,372.7        113 %
   Other brokerage related income         6,204.1      3,546.0        2,658.1        75 %      2,837.6       708.4         25 %
   Consulting fees                          204.9        375.4         (170.5)      (45)%        523.6      (148.2)       (28)%
   Other                                    167.8        220.3          (52.5)      (24)%        340.4      (120.1)       (35)%
                                     ------------- ------------  -------------  ---------- ------------ -----------  -----------

        Total revenues                 $ 50,598.7   $ 38,552.7     $ 12,046.0        31 %   $ 25,928.8    12,623.9         49 %
                                     ============= ============  =============  ========== ============ ===========  ===========


In 2007, total revenues increased $12.0 million, or 31%, as a result of higher agency commissions, increased trading profits and other brokerage related income, all driven primarily by the addition of new brokers in 2007 and 2006. Additionally, success fees from investment banking increased 27%, or $1.2 million, primarily as a result of an increase in investment banking revenue during the fourth quarter, when we completed a substantial capital raising transaction.

In 2006, total revenues increased $12.6 million, or 49%, primarily as a result of the Sterling Financial Acquisition and more favorable market conditions. Approximately 43% of the $12.6 million increase is attributable to increased trading profits, derived from the customer relationships acquired from Sterling Financial in May 2006 and generally more favorable trading conditions in our market making activities. An additional 35% of the 2006 revenue increase resulted from higher agency commissions, attributable to the addition of new brokers, through both the Sterling Financial Acquisition and other brokers hired independently. The majority of the remaining increase was due to higher revenues from success fees relating to investment banking transactions, resulting primarily from more favorable market conditions in 2006. Non-cash revenues derived from success fees increased to $2.0 million in 2006 from $487.5 thousand in 2005.

Operating Expenses

                                                                    As of and for the Years Ended December 31,
                                       --------------------------------------------------------------------------------------------
                                           2007          2006          Change       % Change     2005         Change     % Change
                                                      (Restated)                              (Restated)
                                       ------------- ------------  ------------  ----------- ------------ ------------  -----------

 Compensation, commissions and benefits   $41,713.0    $31,232.0     $10,481.0         34 %    $20,313.3    $10,918.7         54 %
 Clearing and transaction costs             4,425.1      4,337.2          87.9          2 %      2,977.2      1,360.0         46 %
 General and administrative costs           3,992.8      3,158.8         834.0         26 %      2,332.8        826.0         35 %
 Occupancy and equipment costs              1,053.3      1,166.6        (113.3)       (10)%        743.3        423.3         57 %
 Depreciation and amortization              1,284.2        958.7         325.5         34 %        446.3        512.4        115 %
 Goodwill impairment                              -            -             -            -        420.0       (420.0)       (100)%
                                       ------------- ------------  ------------  ----------- ------------ ------------  -----------

        Total operating costs             $52,468.4    $40,853.3     $11,615.1         28 %    $27,232.9    $13,620.4         50 %
                                       ============= ============  ============  =========== ============ ============  ===========


     Compensation, commissions and benefits.

Compensation, commissions and benefits increased $10.5 million, or 34%, in 2007. Compensation, commissions and benefits are correlated with our revenues, primarily agency commissions, trading profits and success fees from investment banking, which increased by 28% in the aggregate in 2007. Additional increases in compensation, commissions and benefits are primarily attributable to incentive compensation provided to new brokers.

Compensation, commissions and benefits increased $10.9 million, or 54%, in 2006, primarily as a result of increased agency commissions, trading profits and success fees from investment banking, which increased by 55% in the aggregate in 2006. We also recorded $448.2 thousand of compensation expense in connection with the adoption of SFAS No. 123R, effective January 1, 2006, compared to $19.4 thousand recorded in 2005. Additional increases in compensation, commissions and benefits are attributable to increased benefit costs, particularly health insurance premiums. Non-cash compensation paid increased to $1.4 million in 2006 from $158.1 thousand in 2005.

Clearing and transaction costs.

Clearing and transaction costs increased $87.9 thousand in 2007, or 2%, primarily as a result of an increase in transaction volume attributable to customer relationships acquired in the Sterling Financial Acquisition and the addition of other independent brokers, largely offset by a shift in our revenue mix to lower-cost institutional trading transactions.

Clearing and transaction costs increased $1.4 million in 2006, or 46%, primarily as a result of an increase in transaction volume attributable to customer relationships acquired in the Sterling Financial Acquisition and the addition of other independent brokers.

General and administrative costs.

General and administrative expenses increased $834.0 thousand in 2007, or 26%, primarily as a result of legal fees and settlement costs associated with arbitration and litigation matters in 2007 and the expansion of our Sarbanes-Oxley and Gramm-Leach-Bliley compliance programs. Remaining increases resulted from temporary labor and other increased professional fees to support our growth.

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

Occupancy and equipment costs.

Occupancy and equipment expenses decreased $113.3 thousand in 2007, or 10%, primarily because in December 2006 we subleased office space acquired under a lease assumed in connection with the Sterling Financial Acquisition.


Occupancy and equipment expenses increased $423.3 thousand in 2006, or 57%, primarily as a result of the occupancy and equipment costs associated with the Sterling Financial Acquisition.


Depreciation and amortization.

Depreciation and amortization increased $325.5 thousand in 2007, or 34%, primarily as a result of the amortization expense associated with the customer relationships from the Sterling Acquisition depreciation expense related to property and equipment additions, including computer equipment under capital leases.

Depreciation and amortization increased $512.4 thousand in 2006, or 115%, primarily as a result of the amortization expense associated with the customer relationships from the Sterling Acquisition.

Goodwill impairment.

In 2005, we recorded goodwill impairment charges of $420.0 thousand to write-off goodwill from a prior period acquisition, when certain brokers left the firm and we determined there was no longer value remaining in the goodwill recorded in connection with the acquisition. We had no goodwill remaining at December 31, 2007 or 2006.

Income Tax Provision (Benefit)

We account for income taxes in accordance with the provision of SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of December 31, 2007 and 2006 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

We did not record a provision for income taxes in 2007, 2006 or 2005 as a result of the net loss we recorded in those periods.

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109" ("FIN 48"). This Interpretation prescribes a consistent recognition threshold and measurement standard, as well as a clear criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to uncertainties as they relate to income tax accounting. FIN 48 was effective for fiscal years beginning after December 15, 2006. Management has evaluated all of its tax positions and determined that FIN 48 did not have a material impact on our financial position or results of operations.


Transactions with Affiliates

During 2006, we recorded a $215.0 thousand charge to write-off amounts due from an unconsolidated subsidiary, Center for Innovative Entrepreneurship ("CIE"), for expenses we incurred on its behalf. We provide office space and management and administrative services to CIE through an agreement under which we should be reimbursed the costs of providing these services. We accrued a receivable for reimbursements totaling $215.0 thousand through December 31, 2006 under the expectation that CIE would generate cash flows sufficient to provide cash reimbursement. While preparing our Consolidated Financial Statements as of and for the year ended December 31, 2006, we determined that recovery of this $215.0 thousand was unlikely, and that reimbursements for these costs in the future would be uncertain until CIE demonstrates an ability to reimburse us. Accordingly, we wrote-off the entire receivable balance and currently recognize amounts reimbursed by CIE under the cost recovery method. We expect to terminate this arrangement in 2008.

Also during 2006, we paid $161.9 thousand for a 4.9% equity interest in The Cluster Competitiveness Group, S.A, a company that provides economic feasibility services. We made this investment because we believed that through its relationship, we could benefit from the introduction to investment banking needs of the clients of this affiliate, and may make further investments in future periods, although we have no commitment to do so.

On January 1, 2003, we entered into an agreement with JSM Capital Holding Corp. ("JSM"), a retail brokerage operation headquartered in New York and founded by John S. Matthews (who also was, at the same time, named the President of our Retail Brokerage Division). We issued JSM warrants to purchase 1.0 million shares of our common stock at an exercise price of $0.20 in exchange for a 19% equity interest in JSM. The warrants were valued using the Black-Scholes valuation method, which calculated the value to be $0.08 per warrant, or $80,000 in the aggregate. In August 2005, our relationship with JSM was terminated, and we fully impaired the investment in JSM in the fourth quarter of 2005, when it was determined that JSM had no remaining material assets or operations. Mr. Matthews filed an arbitration action against us in connection with the termination of the relationship, which was settled in July 2007. Pursuant to the terms of the settlement agreement, we paid $75.0 thousand to Mr. Matthews in 2007 and are obligated to make further payments totaling $225.0 thousand to Mr. Matthews. See Note 13 to our Consolidated Financial Statements for further discussion of the arbitration action and subsequent settlement.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity and regulatory capital needs through the issuance of equity and debt securities. As of December 31, 2007, liquid assets consisted primarily of cash and cash equivalents of $5.5 million and marketable securities of $817.4 thousand, for a total of $6.3 million, which represents a $1.1 million increase over the $5.2 million in liquid assets as of December 31, 2006. As of December 31, 2007, vFinance had long-term capital lease obligations of $297.5 thousand, net of current obligations of $247.0 thousand.

Both vFinance Investments and EquityStation are subject to the SEC Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1 (and the rule of the "applicable" exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At December 31, 2007, vFinance Investments had net capital of $1.48 million, which was $481.7 thousand in excess of its required net capital of $1.0 million. EquityStation had net capital of $543.4 thousand that was $443.4 thousand in excess of its required net capital of $100.0 thousand.

vFinance Investments' percentage of aggregate indebtedness to net capital was 289.6% in 2007. EquityStation's percentage of aggregate indebtedness to net capital was 35.8% in 2007. vFinance Investments and EquityStation qualify under the exemptive provisions of rule 15c3-3 under Section (k)(2)(ii) of the rule, as they do not carry security accounts of customers or perform custodial functions related to customer securities.

For the periods ended December 31, 2007 and 2006, we had gross deferred tax assets of $5.7 million and $5.3 million, respectively, which were offset by 100% valuation allowances. The valuation allowances were recorded against certain deferred tax assets that were generated from net operating losses. In evaluating whether we would recover these deferred tax assets, we have not assumed any future taxable income in the jurisdictions associated with these carry-forwards. Based on our history of generating operating losses, management believes the ability to realize the benefit of net operating loss carry-forwards to offset future taxable income is uncertain. However, future income generation and/or the use of tax planning strategies to recover these deferred tax assets could lead to the reversal of the valuation allowances and a reduction in future income tax expense. We believe that our estimates for the valuation allowance are appropriate, based on current facts and circumstances.

Cash and cash equivalents increased (decreased) by $1.2 million, $(222.2) thousand and $(828.9) thousand during 2007, 2006 and 2005, respectively. The major components of these changes are discussed below.

Cash provided by (used in) operating activities was $1.6 million in 2007 compared to $370.9 thousand in 2006 and $(673.3) thousand in 2005. Cash provided by (used in) operating activities includes net income adjusted for non-cash items and the effects of changes in working capital including changes in marketable securities. Cash provided by operating activities increased by $1.3 million in 2007, primarily as a result of the decrease in our net loss in 2007 and an increase in our accrued liabilities, consisting primarily of accrued compensation paid during the first quarter of 2008.

Cash provided by operating activities was $370.9 thousand in 2006 compared to cash used in operating activities of $673.3 thousand in 2005, primarily as a result of a $405.2 thousand decrease in amounts due from clearing brokers, a $285.0 thousand decrease in accounts receivable and a $716.0 thousand increase in accrued compensation paid during the first quarter of 2007, partially offset by a $428.0 increase in marketable securities.

Cash used in investing activities in 2007 was $106.9 thousand compared to $384.6 thousand in 2006 and $125.7 thousand in 2005. Cash used in investing activities consisted of capital expenditures of $106.9, $222.7 thousand, and $125.7 thousand in 2007, 2006 and 2005, respectively, excluding non-cash additions to property and equipment through capital leases. Cash used in investing activities in 2006 also included a $161.9 thousand investment in an unconsolidated affiliate.

Cash used in financing activities in 2007 was $281.1 thousand compared to $208.5 thousand in 2006 and $29.9 thousand in 2005. Cash used in financing activities was comprised of repayments of capital lease obligations related to new capital lease agreements for computer equipment, which we entered into during 2007, 2006 and 2005.

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

Contractual Obligations

The following table summarizes our future contractual commitments as of December 31, 2007, consisting of debt payments related to capital leases and future minimum lease payments under all non-cancelable operating leases with initial or remaining terms in excess of one year.

 (In thousands)                      Total          2008        2009 - 2010   2011 - 2012     Therafter
                                 -------------  -------------  ------------  -------------  --------------

Capital lease obligations           $   544.5      $   247.0      $  297.5      $       -         $     -
Operating lease obligations           4,628.5        1,358.5       1,348.3        1,295.0           626.7
                                 -------------  -------------  ------------  -------------  --------------

Total                               $ 5,173.0      $ 1,605.5      $1,645.8      $ 1,295.0         $ 626.7
                                 =============  =============  ============  =============  ==============



Off Balance-Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the three years ended December 31, 2007. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, and we base our estimates on historical experience and various other assumptions we deem reasonable to the situation. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Changes in our estimates could materially impact our results of operations and financial condition in any particular period. Note 1 to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. Based on the high degree of judgment or complexity in their application, we consider our critical accounting policies and estimates to be:

REVENUE RECOGNITION. We periodically receive equity instruments, which include stock purchase warrants and common and preferred stock from companies as part of compensation for investment-banking services. Primarily all such equity instruments are received from small public companies and are typically restricted as to resale, generally receiving registration rights within one year. When we receive equity instruments as compensation for investment banking services, revenue is recognized based on the fair value of these instruments, in accordance with EITF 00-8 "Accounting by a Grantee for an Equity Instrument to be received in Conjunction with Providing Goods or Services." We recognize revenue for these stock purchase warrants when received based on the Black Scholes valuation model. The revenue recognized related to other equity instruments is determined based on available market information, discounted by a factor reflective of the expected holding period for those particular equity instruments. The actual amount of cash proceeds realized from the disposition of these securities may differ materially from the amount of revenue recorded, as a result of changes in market values between the date of receipt and the date the security is sold.

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

FAIR VALUE. "Securities owned" and "Securities sold, not yet purchased" on our Consolidated Balance Sheets are carried at market value, with related unrealized gains and losses recognized in our results of operations. vFinance Investments relies upon its clearing firms to provide it with these market values, because the clearing firms use market data services that provide market values of securities based on current market prices.

New Accounting Pronouncements

See Notes 1 and 12 to our Consolidated Financial Statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page

Report of Independent Registered Public Accounting Firm ..................... 45

Audited Financial Statements:

Consolidated Statements of Financial Condition as of
December 31, 2007 and 2006 (Restated)........................................ 46

Consolidated Statements of Operations for the years ended
     December 31, 2007, 2006 (Restated) and 2005 (Restated) ................. 47

Consolidated Statements of Shareholders' Equity for the years ended
     December 31, 2007, 2006 (Restated) and 2005(Restated)................... 48

Consolidated Statements of Cash Flows for the years ended
     December 31, 2007, 2006(Restated) and 2005(Restated).................... 49

Notes to Consolidated Financial Statements .................................. 50

Report of Independent Registered Public Accounting Firm


To the Board of Directors
vFinance Inc., & Subsidiaries

We have audited the accompanying consolidated statement of financial condition of vFinance Inc. and Subsidiaries as of December 31, 2007 and 2006 (as restated), and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2007, 2006 (as restated) and 2005 (as restated). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of vFinance Inc. and Subsidiaries as of December 31, 2007, and 2006 (as restated) and the results of their operations and their cash flows for the years ended December 31, 2007, 2006 (as restated) and 2005 (as restated), in conformity with accounting principles generally accepted in the United States of America.


/s/ Sherb & Co., LLP
Certified Public Accountants


Boca Raton, Florida
March 5, 2008

                         VFINANCE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                               AS OF DECEMBER 31,

                 (In thousands, except share and per share data)

                                                                              2007                 2006
                                                                                                (Restated)
                                                                       -------------------  ----------------

 Assets:
     Current assets:
      Cash and cash equivalents                                                 $ 5,454.1         $ 4,205.2
      Due from clearing broker                                                      631.0             299.9
      Securities owned:
        Marketable securities, at market value                                      817.4           1,009.4
        Not readily marketable securities, at estimated fair value                  451.6             563.9
      Accounts receivable, net of allowance of $60.0 thousand and $0                155.6             123.8
      Forgivable loans - employees, current portion                                  26.7              58.8
      Notes receivable - employees                                                    8.4             128.0
      Prepaid expenses and other current assets                                     156.4             184.0
                                                                       -------------------  ----------------

           Total current assets                                                   7,701.2           6,573.0
                                                                       -------------------  ----------------

    Property and equipment, net                                                     800.8             661.0
    Customer relationships, net                                                   3,287.6           4,115.4
    Other assets                                                                    580.0             443.0
                                                                       -------------------  ----------------

           Total assets                                                        $ 12,369.6        $ 11,792.4
                                                                       ===================  ================

Liabilities and shareholders' equity:
     Current liabilities:
      Accounts payable                                                            $ 693.9           $ 821.7
      Accrued compensation                                                        3,305.6           2,394.6
      Other accrued liabilities                                                   1,548.1             800.7
      Securities sold, not yet purchased                                            177.4              41.6
      Capital lease obligations, current portion                                    247.0             210.8
      Other                                                                         272.3             348.5
                                                                       -------------------  ----------------

           Total current liabilities                                              6,244.3           4,617.9
                                                                       -------------------  ----------------

    Capital lease obligations, long term                                            297.5             125.6

Shareholders' Equity:
    Preferred stock $0.01 par value, 2.5 million shares
      authorized, 0 shares issued and outstanding                                       -                 -
    Common stock $0.01 par value, 100,000,000 shares authorized
      54,829,876 and 54,579,876 shares issued and outstanding                       548.3             545.8
    Additional paid-in capital                                                   31,668.3          31,145.9
    Accumulated deficit                                                         (26,388.8)        (24,642.8)
                                                                       -------------------  ----------------

           Total shareholders' equity                                             5,827.8           7,048.9
                                                                       -------------------  ----------------

           Total liabilities and shareholders' equity                          $ 12,369.6        $ 11,792.4
                                                                       ===================  ================

 The accompanying notes are an integral component of these financial statements.

                         VFINANCE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                      (In thousands, except per share data)


                                                                  2007         2006 (Restated)   2005 (Restated)
                                                           ---------------- ------------------- ----------------
 Revenues:
    Commissions - agency                                         $25,622.6         $20,323.7         $15,941.2
    Trading profits                                               12,707.4           9,606.0           4,177.4
    Success fees                                                   5,691.9           4,481.3           2,108.6
    Other brokerage related income                                 6,204.1           3,546.0           2,837.6
    Consulting fees                                                  204.9             375.4             523.6
    Other                                                            167.8             220.3             340.4
                                                           ---------------- ----------------- -----------------

         Total revenues                                           50,598.7          38,552.7          25,928.8
                                                           ---------------- ----------------- -----------------

 Operating expenses:
     Compensation, commissions and benefits                       41,713.0          31,232.0          20,313.3
     Clearing and transaction costs                                4,425.1           4,337.2           2,977.2
     General and administrative costs                              3,992.8           3,158.8           2,332.8
     Occupancy and equipment costs                                 1,053.3           1,166.6             743.3
     Depreciation and amortization                                 1,284.2             958.7             446.3
     Goodwill impairment                                                 -                 -             420.0
                                                           ---------------- ----------------- -----------------

         Total operating costs                                    52,468.4          40,853.3          27,232.9
                                                           ---------------- ----------------- -----------------

    Loss from operations                                          (1,869.7)         (2,300.6)         (1,304.1)
                                                           ---------------- ----------------- -----------------

 Other income (expenses):
    Interest income                                                   43.7              85.3              82.6
    Interest expense                                                 (80.5)            (59.7)            (30.7)
    Dividend income                                                   11.3              22.5               5.9
    Other income (expense), net                                      149.2              76.8             104.8
                                                           ---------------- ----------------- -----------------

         Total other income (expenses)                               123.7             124.9             162.6
                                                           ---------------- ----------------- -----------------

 Loss before income taxes                                         (1,746.0)         (2,175.7)         (1,141.5)
 Income tax benefit (provision)                                          -                 -                 -
                                                           ---------------- ----------------- -----------------

    Net loss                                                    $ (1,746.0)       $ (2,175.7)       $ (1,141.5)
                                                           ================ ================= =================

    Net loss per share: basic and diluted                          $ (0.03)          $ (0.04)          $ (0.03)
                                                           ================ ================= =================

    Weighted average number of shares outstanding:                54,805.2          48,714.8          40,049.7
    basic and diluted
                                                           ================ ================= =================

 The accompanying notes are an integral component of these financial statements.

                         VFINANCE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

                                 (In thousands)


                                               Common Stock  Common  Additional    Deferred     Accumulated    Total
                                                  Shares      Stock   Paid-In    Compensation     Deficit   Shareholders'
                                                              Amount  Capital                                 Equity
                                               -----------------------------------------------------------------------

Balance at December 31, 2004 (Restated)            39,721.1  $ 397.2  $ 27,065.5   $ (19.4)   $ (21,325.6)  $ 6,117.7
Net loss (Restated)                                       -        -           -         -       (1,141.5)   (1,141.5)
Exercise of stock options                             555.0      5.5       108.0         -              -       113.5
Amortization of deferred compensation                     -        -           -      19.4              -        19.4
                                               ------------- -------- ----------- --------- -------------- -----------

Balance at December 31, 2005 (Restated)            40,276.1    402.7    27,173.5         -      (22,467.1)    5,109.1
Net loss (Restated)                                       -        -           -         -       (2,175.7)   (2,175.7)
Stock-based compensation expense                          -        -       448.2         -              -       448.2
Issuance of shares in conjunction with acquisition
  of Sterling Financial Group (Note 4)             13,000.0    130.0     3,276.0         -              -     3,406.0
Issuance of shares in arbitration settlements       1,303.8     13.1       248.2         -              -       261.3
                                               ------------- -------- ----------- --------- -------------- -----------

Balance at December 31, 2006 (Restated)            54,579.9    545.8    31,145.9         -      (24,642.8)    7,048.9
Net loss                                                  -        -           -         -       (1,746.0)   (1,746.0)
Stock-based compensation expense                          -        -       474.9         -              -       474.9
Issuance of shares for services rendered              250.0      2.5        47.5         -              -        50.0
                                               ------------- -------- ----------- --------- -------------- -----------

Balance at December 31, 2007                       54,829.9  $ 548.3  $ 31,668.3       $ -    $ (26,388.8)  $ 5,827.8
                                               ============= ======== =========== ========= ============== ===========


 The accompanying notes are an integral component of these financial statements.

                         VFINANCE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                 (In thousands)

                                                                       2007               2006           2005
                                                                                       (Restated)     (Restated)
                                                                 ------------------ --------------- --------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss                                                                $ (1,746.0)    $ (2,175.7)    $ (1,141.5)
    Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
       Non-cash fees received                                             (1,822.5)      (1,974.1)        (487.5)
       Non-cash compensation paid                                          1,480.3        1,350.5          158.1
       Depreciation and amortization                                       1,284.1          958.7          446.3
       Issuance of equity for services rendered                               50.0              -              -
       Issuance of equity in arbitration settlements                             -          261.3              -
       Provision for doubtful accounts                                        60.0              -           69.7
       Stock-based compensation                                              474.9          448.2           19.4
       Goodwill impairment                                                       -              -          420.0
       Forgiveness of amount due from unconsolidated affiliate                   -          215.0              -
       Impairment of investment in unconsolidated affilitate                     -              -           80.0
       Amounts forgiven under forgivable loans                                72.9           36.3            6.6
       Changes in operating assets and liabilities:
        (Increase) decrease in:
         Accounts receivable                                                 (91.8)         285.0         (393.4)
         Forgivable loans                                                    (40.8)         (95.1)             -
         Due from clearing broker                                           (331.1)         405.2          (38.0)
         Notes receivable - employees                                        119.6          (60.5)         101.1
         Investments in marketable securities                                192.0         (428.0)          95.7
         Investments in not readily marketable securities                    454.5          483.3          177.0
         Other current assets                                                 27.6          (54.0)         (32.1)
         Other assets and liabilities, net                                  (213.2)         (83.0)         (79.5)
        Increase (decrease) in:
         Accounts payable and accrued liabilities                          1,530.6          798.6          (50.1)
         Securities sold, not yet purchased                                  135.8           (0.8)         (25.1)
                                                                 ------------------ -------------- --------------

 Cash provided by (used in) operating activities                           1,636.9          370.9         (673.3)
                                                                 ------------------ -------------- --------------

 CASH USED IN INVESTING ACTIVITIES:
     Purchase of property and equipment                                     (106.9)        (222.7)        (125.7)
     Investment in unconsolidated affiliate                                      -         (161.9)             -
                                                                 ------------------ -------------- --------------

 Cash used in investing activities                                          (106.9)        (384.6)        (125.7)
                                                                 ------------------ -------------- --------------

 CASH PROVIDED BY (USED IN) FINANCING ACTIVTIES:
     Repayments of capital lease obligations                                (281.1)        (208.5)        (143.4)
     Proceeds from exercise of common stock options                              -              -          113.5
                                                                 ------------------ -------------- --------------

 Cash used in financing activities                                          (281.1)        (208.5)         (29.9)
                                                                 ------------------ -------------- --------------

 Increase (decrease) in cash and cash equivalents                          1,248.9         (222.2)        (828.9)
 Cash and cash equivalents at beginning of year                            4,205.2        4,427.4        5,256.3
                                                                 ------------------ -------------- --------------

 Cash and cash equivalents at end of year                                $ 5,454.1      $ 4,205.2      $ 4,427.4
                                                                 ================== ============== ==============

 The accompanying notes are an integral component of these financial statements.

                         VFINANCE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (All tables in thousands, except per share data)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business

     vFinance, Inc. (the "Company") is a financial services company that specializes in high growth opportunities. Its three principal lines of business are: (1) offering full service retail brokerage to approximately 12,000 high net worth and institutional clients, (2) providing investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, and (3) trading securities, including making markets in over 3,500 micro and small cap stocks and providing liquidity in the United States Treasury marketplace. In addition to the Company's core business, it offers information services on its website. vFinance Investments, Inc. ("vFinance Investments") and EquityStation, Inc. ("EquityStation"), both subsidiaries of the Company, are broker-dealers registered with the Securities and Exchange Commission ("SEC"), and members of Financial Industry Regulatory Authority ("FINRA") (formerly the National Association of Securities Dealers) and Securities Investor Protection Corporation ("SIPC"). vFinance Investments is also a member of the National Futures Association ("NFA").

     Basis of Presentation

     The Consolidated  Financial  Statements include the accounts of the Company
and  its  wholly  owned  subsidiaries.   All  intercompany  accounts  have  been
eliminated in consolidation.

     Reclassifications

     Certain amounts in the 2006 and 2005 Consolidated Financial Statements have been reclassified to conform to the presentation in the 2007 Consolidated Financial Statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

     Restatement

     As previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, the Company recorded adjustments as a result of comments from the staff of the SEC to reclassify marketable securities received as compensation for investment banking services from "trading securities" to "available-for-sale" securities, effective January 1, 2002 as part of a restatement. As a result of this reclassification, non-cash unrealized gains and losses related to the securities classified as available-for-sale were reclassified from the determination of net income (loss) to other comprehensive income (loss), a component of shareholders' equity.

     On November 12, 2007, after reconsidering the adjustments to the financial statements described in the previous paragraph, management determined that the reclassification suggested by the staff of the SEC should not have been made and, as a result, the Company revised the previously restated Consolidated Financial Statements as of and for the years ended December 31, 2006, 2005, 2004 and 2003.

                         VFINANCE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     Additionally, as previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, it was the Company's policy to reduce the market value of investments in restricted stock by 25% to reflect such restrictions. On December 11, 2007, after discussions with the staff of the SEC and after considering applicable accounting guidance related to the valuation of restricted securities, the Company concluded that the 25% valuation reduction was not consistent with generally accepted accounting principles in the United States. As a result of this determination, the Company has revised its previously restated Consolidated Financial Statements as of and for the years ended December 31, 2006, 2005, 2004 and 2003 to remove the effects of this policy.

     The net effect of the restatements on the beginning accumulated deficit, accumulated other comprehensive income and total shareholders' equity are as follows:

                                                         Beginning Equity - December 31, 2004
                                -----------------------------------------------------------------------------------------------
                                                                       Effect of Restatement
                                                       ----------------------------------------------------------
                                    As Reported -
                                 December 31, 2006        2004           2003           2002      Cumulative         Restated
                                     Form 10-K                                                      Total
                                --------------------   -----------   ------------   -----------  --------------  --------------

Accumlated deficit                      $ (21,016.4)       (219.7)         (42.6)        (46.9)         (309.2)     $(21,325.6)
Accumulated other comprehensive loss    $    (341.2)        170.7          123.6          46.9           341.2      $        -
Total shareholders' equity              $   6,085.7         (49.0)          81.0             -            32.0      $  6,117.7


                         VFINANCE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     The following tables present a summary of the effects from each of these adjustments on the restated Consolidated Financial Statements in 2006 and 2005:

                                                      For the Year Ended December 31, 2006
                                                 ----------------------------------------------
                                                     As Reported
                                                  December 31, 2006    Effect of
                                                      Form 10-K       Restatement    Restated
                                                 -------------------  ----------  -------------
Statements of Operations:
Success fees                                             $  4,523.5     $ (42.2)    $  4,481.3
Total revenues                                             38,594.9       (42.2)      38,552.7
Loss from operations                                       (2,258.4)      (42.2)      (2,300.6)
Loss before income taxes                                   (2,133.5)      (42.2)      (2,175.7)
Net loss                                                 $ (2,133.5)      (42.2)    $ (2,175.7)
                                                 ===================              =============

Net loss per share - basic and diluted                   $    (0.04)    $     -     $    (0.04)
                                                 ===================              =============

Wt. avg.shares outstanding - basic and diluted             48,714.8                   48,714.8
                                                 ===================              =============

                                                      For the Year Ended December 31, 2005
                                                 ----------------------------------------------
                                                     As Reported
                                                  December 31, 2006    Effect of
                                                      Form 10-K       Restatement    Restated
                                                 -------------------  ----------  -------------
Statements of Operations:

Success fees                                         $ 2,250.5        $ (141.9)    $  2,108.6
Total revenues                                        26,070.7          (141.9)      25,928.8
Loss from operations                                  (1,162.2)         (141.9)      (1,304.1)
Loss before income taxes                                (999.6)         (141.9)      (1,141.5)
Net loss                                             $  (999.6)         (141.9)    $ (1,141.5)
                                                 ==============                  =============

Net loss per share - basic and diluted               $   (0.02)        $ (0.01)    $    (0.03)
                                                 ==============                  =============

Wt. avg.shares outstanding - basic and diluted        40,049.7                       40,049.7
                                                 ==============                  =============

     In addition to the effects of the restatement noted above, as a consequence of reverting to the financial statement presentation used by the Company prior to the restatement, securities received as compensation for investment banking services have been classified as "marketable securities" or "not readily marketable securities", as appropriate, with realized and unrealized gains and losses related to these securities included in the determination of net income
(loss) in the Consolidated Statements of Operations.

                         VFINANCE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

     Accounts and Notes Receivable

     Accounts receivable consist of receivables incurred in the ordinary course of business including but not limited to investment banking and consulting fees. The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. The allowance for uncollectible receivables was $60.0 thousand and $0 at December 31, 2007 and 2006, respectively.

     Due from and Payable to Clearing Brokers

     Receivables from brokers and dealers consist primarily of amounts due from the Company's clearing organization, which provides clearing and depository services for brokerage transactions on a fully disclosed basis.

     The Company clears certain of its proprietary and customer transactions through another broker-dealer on a fully disclosed basis. The amount payable to the clearing broker relates to the aforementioned transactions and is collateralized by securities owned by the Company. Due to Clearing Brokers totaled $24.8 thousand and $30.7 thousand at December 31, 2007 and 2006, respectively, and is included in Other Current Liabilities in the Consolidated Balance Sheets.

     Securities Owned

     As of December 31, 2007 and 2006, marketable securities consisted primarily of publicly traded unrestricted common stock, municipal securities and corporate bonds the Company buys and sells in market-making and trading activities.
Marketable securities are stated at fair market value, based on information obtained from the Company's clearing firms and nationally recognized exchange values.

                         VFINANCE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


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

     Unrealized gains or losses on securities owned are recognized as trading profits in the Consolidated Statements of Operations, based on changes in the fair value of the security. Realized gains or losses are recognized in the Consolidated Statement of Operations as trading profits when the instruments are sold. Net realized and unrealized gains (losses) related to securities owned and traded were $12.7 million, $9.6 million and $4.2 million in 2007, 2006 and 2005, respectively.

     The cost of securities sold is based on the specific identification method. Proprietary securities transactions in regular-way trades are accrued and recorded on the trade date, as if they had settled. Profit and loss arising from all securities and commodities transactions entered into for the account and risk of the Company are recorded on a trade date basis. Customers' securities and commodities transactions are reported on a settlement date basis with related commission income and expense reported on a trade date basis. Amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the Consolidated Balance Sheet.

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

     Property and Equipment

     Property and equipment are stated on the basis of cost less accumulated depreciation and consists primarily of computer equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, 3-7 years, for financial reporting purposes. Included in Property and Equipment, net is $548.6 thousand and $321.6 thousand (net of accumulated depreciation) of computer equipment acquired under capital leases at December 31, 2007 and 2006, respectively.

     The cost of repairs and maintenance is expensed as incurred. Major replacements and improvements are capitalized. When assets are retired or disposed of, the cost of the asset and related accumulated depreciation are removed from the accounts and any resulting gains and losses are included in the determination of net income in the period of disposition.

     Leases

     The Company has three operating leases for its office space, at its corporate headquarters in Boca Raton, Florida, a branch office in New York City, New York and its disaster recovery center in Mount Laurel, New Jersey. Additionally, the Company assumed an operating lease for property located in Boca Raton, Florida, as a term of the Sterling Financial Acquisition (see Note
4). These leases generally require the Company to pay costs, such as real estate taxes, common area maintenance costs and utilities. In addition, these leases generally include scheduled rent increases and may include rent holidays. The Company accounts for material escalations and rent holidays on a straight-line basis over the initial terms of the leases, commencing on the date the Company can take possession of the leased facility. Resulting liabilities are recorded as short-term or long-term deferred rent liabilities as appropriate. These liabilities are then amortized as a reduction of rent expense on a straight-line basis over the life of the related lease. For additional information, see Note 17 to the Consolidated Financial Statements.

     Intangible Assets

     The Company accounts for business combinations using the purchase method of accounting, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". Under SFAS No. 141, intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the Company's intent to do so. The Company accounts for acquisition of intangible assets, which are acquired individually or within a group of assets (but not those acquired in a business combination), in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 and SFAS No. 142 require acquired intangible assets to be initially recognized and measured based on fair value, amortized over their expected useful lives and examined for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", whenever indications of impairment are present.

     The Company's principal identifiable intangible assets consist of acquired customer relationships, which are amortized on a straight-line basis over their useful lives, ranging from five to ten years.


     Goodwill

     During 2005, the final contributing brokers from First Level Capital, a prior period acquisition, departed the firm. As a result, the discounted expected future cash flows associated with the goodwill no longer exceeded the book value of the goodwill, resulting in goodwill impairment charges of $420.0 thousand in 2005. There was no goodwill included in the Consolidated Balance Sheets as of December 31, 2007 or 2006.


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

                         VFINANCE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     Other Accrued Liabilities

     As of December 31, 2007 and 2006, other accrued liabilities were comprised primarily of (i) $518.3 thousand and $70.0 thousand, respectively, in accrued settlements and settlement reserves for open litigation, (ii) $429.5 thousand and $306.0 thousand, respectively, in accrued bonus payable and (iii) $96.3 thousand and $76.0 thousand, respectively, in accrued audit fees.

     Revenue Recognition

     The Company follows the guidance of the SAB 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

     The Company earns brokerage commissions and trading profits, which are recognized at the time of transaction execution, along with related clearing and other costs. The Company also earns revenue from investment banking and consulting. Monthly consulting fees for investment banking are recognized as earned. Investment banking success fees are revenues that are paid only upon successful completion of a capital raise or other transaction and are generally based on a percentage of the total transaction value. Success fees are recognized when earned as a result of successfully completing a transaction. Other brokerage related income includes revenues related to various retail brokerage services, which is recognized as services are provided.

     The Company does not require collateral from its customers. Revenues are not concentrated in any particular region of the country or with any individual or group.

     The Company periodically receives equity instruments which include stock purchase warrants and common and preferred stock from companies as part of compensation for investment banking services. Primarily all such equity instruments are received from small public companies and are typically restricted as to resale, with the Company generally receiving registration rights within one year. When the Company receives equity instruments as compensation for investment banking services, revenue is recognized based on the fair value of these instruments, in accordance with EITF Issue No. 00-8 "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services." The Company recognizes revenue for stock purchase warrants based on the Black Scholes valuation model. The revenue recognized related to other equity instruments is determined based on available market information, discounted by a factor reflective of the expected holding period for those particular equity instruments.

     The Company also occasionally distributes equity instruments or the proceeds from the sale of equity instruments to its employees, as compensation for their investment banking success. The distributions were made in accordance with individual compensation agreements, which vary on a banker by banker basis. At December 31, 2007 and 2006, the Company did not hold any securities to be distributed in a future period as compensation.

                         VFINANCE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


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

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R") and in March 2005, the SEC issued SAB 107 regarding its interpretation of SFAS No. 123R. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees and is effective for annual periods beginning after June 15, 2005. Effective January 1, 2006, the Company adopted SFAS No. 123R and related interpretive guidance issued by the FASB and SEC using the modified prospective transition method. Under the modified prospective transition method, SFAS No. 123R applies to new awards modified, repurchased or cancelled after the required effective date. Additionally, compensation cost for the portion of the awards for which the requisite service period has not been rendered as of the required effective date is recognized as the requisite service is rendered on or after the required effective date. Accordingly, the Company's Consolidated Financial Statements have not been restated for prior periods to reflect the adoption of SFAS No. 123R.

     Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the SFAS No. 123, "Accounting for Stock-Based Compensation".

                                                                       2005
                                                                   ------------

Net income (loss), as reported                                      $ (1,141.5)
Pro forma stock-based compensation expense, net of taxes                (544.0)
                                                                   ------------

Pro forma net income (loss)                                         $ (1,685.5)
                                                                   ============

Basic and diluted net income (loss) per share, as reported          $    (0.02)
Pro forma stock-based compensation expense                          $    (0.01)
Pro forma net income earnings (loss) per share - basic and diluted  $    (0.03)

Risk-free interest rate                                               4.25%
Expected dividend yield                                                 -
Expected term                                                       4-5 years
Expected volatility                                                    72%

                         VFINANCE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

     The Company makes every effort to collect any monies due on forgivable loans. The loans do not bear interest and interest is not imputed because the amounts of imputed interest would be immaterial to the Company's Consolidated Financial Statements and because the Company's ability to collect such interest would not be probable. As of December 31, 2007 and 2006, the balance of the forgivable loans was $26.7 thousand and $58.8 thousand, respectively.

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

     New Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement, as it relates to financial assets and liabilities, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FSP No. FAS 157-2, "Effective Date of FASB Statement No. 157," which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Upon adoption, the provisions of SFAS No. 157 are to be applied prospectively with limited exceptions. The adoption of SFAS No. 157 is not expected to have a material impact on our Consolidated Financial Statements.

                         VFINANCE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     As of January 1, 2007, the Company also adopted SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The adoption of SFAS No. 155 did not have a material impact on our Consolidated Financial Statements.

     In February 2007, the FASB issued SFAS No. 159, "Fair Value Option for Financial Assets and Financial Liabilities", which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect of adopting SFAS No. 159 on its Consolidated Financial Statements.

     In May 2007, the FASB issued FSP FIN No. 46R-7, "Application of FASB Interpretation No. 46(R) to Investment Companies." FSP FIN No. 46R-7 amends the scope of the exception to FIN No. 46R to state that investments accounted for at fair value in accordance with the specialized accounting guidance in the American Institute of Certified Public Accountants Audit and Accounting Guide, Investment Companies, are not subject to consolidation under FIN No. 46R. This interpretation is effective for fiscal years beginning on or after December 15, 2007. The Company does not expect the adoption of FSP FIN No. 46R-7 to have a material impact on its consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No.141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. The Company is currently evaluating the requirements of SFAS No. 141R.

     The FASB also issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements" in December 2007. This Statement amends ARB No. 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS No. 160 is effective for periods beginning after December 15, 2008. The Company is currently evaluating the requirements of SFAS No. 160.

                         VFINANCE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


2.       MERGER AGREEMENT

     On November 7, 2007, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with National Holdings Corporation ("National"). Pursuant to the Merger Agreement, upon the closing of the Merger (the "Effective Date"), each share of the Company's common stock outstanding immediately prior to the closing of the Merger (other than shares held by National or the Company or any of the Company's stockholders who properly exercise dissenters' rights under Delaware law) will automatically be converted into the right to receive
0.14 shares of National common stock, plus any cash in lieu of fractional shares of National common stock.

     Each option to purchase shares of the Company's common stock outstanding upon the Effective Date will be converted into options to acquire the number of shares of National common stock determined by multiplying (i) the number of shares of the Company's common stock underlying each outstanding stock option immediately prior to the effective time of the Merger by (ii) 0.14, at a price per share of National common stock equal to (i) the exercise price per share of each stock option otherwise purchasable pursuant to the stock option divided by
(ii) 0.14. Each warrant to purchase shares of the Company's common stock outstanding on the Effective Date will be exercisable to purchase the number of shares of National common stock determined by multiplying (i) the number of shares of the Company's common stock underlying each outstanding warrant by (ii) 0.14, at a price per share of National common stock equal to (i) the aggregate exercise price of such outstanding warrant to purchase the Company's common stock divided by (ii) the number of shares of National common stock for which such warrant is exercisable, as determined above.

     Completion of the Merger is subject to various customary conditions, including, among others, (i) requisite approvals of the Company's stockholders,
(ii) completion by National of a private placement of equity securities resulting in gross proceeds of at least $3 million, (iii) effectiveness of the registration statement for the National securities to be issued in the Merger,
(iv) absence of any suit, proceeding or investigation challenging or seeking to restrain or prohibit the Merger, and (v) FINRA and any other applicable regulatory approvals. No assurance can be given that the Company will consummate a merger with National.

                         VFINANCE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


3.       PROPERTY AND EQUIPMENT

     At December 31, 2007 and 2006, property and equipment, net, consisted of the following:

                                               2007          2006
                                          ------------- -------------

Furniture and fixtures                      $     90.8    $     90.8
Equipment                                        791.4         727.5
Capital leases - computer equipment            1,193.7         704.5
Leasehold improvements                           174.8         174.8
Software                                         257.8         214.8
                                          ------------- -------------

                                               2,508.5       1,912.4
Less: accumulated depreciation                (1,707.7)     (1,251.4)
                                          ------------- -------------

Property and equipment, net                 $    800.8    $    661.0
                                          ============= =============

     The Company recorded depreciation expense of $456.3 thousand, $386.3 thousand and $299.6 thousand in the years ended December 31, 2007, 2006 and 2005, respectively.

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

     Purchase price consideration consisted of 13.0 million shares of the Company's common stock, to which the Company has granted certain registration rights. The assets acquired in this transaction were the Sterling Financial customer relationships, which were capitalized as an intangible asset, customer relationships, at the time of acquisition in accordance with SFAS No. 142. The purchase price of the customer relationships was determined to be $3.4 million, based on the average closing price of the Company's stock for the five days prior to completing the acquisition, to be amortized over an expected useful life of five years. The results of operations of the acquired customer relationships are included in the Company's results of operations since the acquisition in May 2006.

                         VFINANCE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


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

                                                                                   2006
                                                  -------------------------------------------------------------------------
                                                  vFinance (Restated)     Sterling           Adjustments        Pro Forma
                                                  ------------------- -----------------  -----------------  ---------------

Total revenue                                           $ 38,552.7         $ 3,759.4            $     -         $ 42,312.1
Income (loss) from operations                             (2,300.6)             48.0             (340.6)          (2,593.2)
Net income (loss)                                         (2,175.7)             48.0             (340.6)          (2,468.3)
                                                  -----------------                    -----------------  -----------------

Loss per share - basic and diluted                      $    (0.04)                             $ (0.07)         $   (0.05)
                                                  =================                    =================  =================

Wt. avg. shares outstanding - basic and diluted           48,714.8                              4,642.9           53,357.7
                                                  =================                    =================  =================

                                                                                   2005
                                                  -------------------------------------------------------------------------
                                                  vFinance (Restated)      Sterling         Adjustments         Pro Forma
                                                  ------------------- -----------------  -----------------  ---------------

Total revenue                                           $ 25,928.8         $ 9,954.5            $     -         $ 35,883.3
Income (loss) from operations                             (1,304.1)            447.6             (681.2)          (1,537.7)
Net income (loss)                                         (1,141.5)            447.6             (681.2)          (1,375.1)
                                                  -----------------                    -----------------  -----------------

Loss per share - basic and diluted                         $ (0.03)                             $ (0.05)        $    (0.03)
                                                  =================                    =================  =================

Wt. avg. shares outstanding - basic and diluted           40,049.7                             13,000.0           53,049.7
                                                  =================                    =================  =================


5.       CUSTOMER RELATIONSHIPS

     At December 31, 2007 and 2006, customer relationships totaled $3.3 million and $4.1 million, net of accumulated amortization of $1.6 million and $737.4 thousand, respectively.

     Acquired customer relationships are amortized using the straight-line method over their estimated useful lives, which coincide with their expected revenue-generating lives, which range from five to ten years. The Company recorded amortization expense of $827.9 thousand, $572.4 thousand and $146.7 thousand in the years ended December 31, 2007, 2006 and 2005, respectively.

     The approximate future amortization expense related to these customer relationships is as follows (in thousands):


                        2008            $828.0
                        2009            $828.0
                        2010            $828.0
                        2011            $402.0
                        2012            $147.0
                        Thereafter      $254.6

                         VFINANCE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.       NET CAPITAL REQUIREMENT

     Both vFinance Investments and EquityStation are subject to the SEC's Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the "applicable" exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At December 31, 2007, vFinance Investments had net capital of $1.48 million, which was $481.7 thousand in excess of its required net capital of $1.0 million. EquityStation had net capital of $543.4 thousand that was $443.4 thousand in excess of its required net capital of $100.0 thousand.

     vFinance Investments' percentage of aggregate indebtedness to net capital was 289.6% in 2007. EquityStation's percentage of aggregate indebtedness to net capital was 35.8% in 2007. vFinance Investments and EquityStation qualify under the exemptive provisions of Rule 15c3-3 under Section (k)(2)(ii) of the Rule, as they do not carry security accounts of customers or perform custodial functions related to customer securities.

7.       RELATED PARTY TRANSACTIONS

     Employment Agreements

     On May 12, 2006, the Company and Mr. Sokolow entered into an amendment to Mr. Sokolow's Employment Agreement to provide a base salary of $343,511. On December 29, 2006, the Company and Mr. Sokolow entered into another amendment to Mr. Sokolow's Employment Agreement, pursuant to which Mr. Sokolow serves as the Chairman of the Company's Board of Directors and the Company's Chief Executive Officer. Mr. Sokolow's base salary was increased from $343,511 per annum to $396,750 per annum, subject to an annual increase based on the reported cost of living adjustment beginning January 1, 2008. None of the other terms of the Sokolow Employment Agreement were modified in any material respect.

     On the Effective Date of the Merger, Mr. Sokolow's present employment as the Company's Chairman and Chief Executive Officer and his present employment agreement with the Company dated November 16, 2004, as amended, will be terminated. Accordingly, pursuant to the terms of Mr. Sokolow's present employment agreement with the Company dated November 16, 2004, as amended, Mr. Sokolow will be entitled to a lump sum cash payment of $1,150,000 as of the Effective Date. On the Effective Date, the Company will enter into an employment termination agreement with Mr. Sokolow. See Note 2 for additional information about the Merger.

                         VFINANCE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     On December 29, 2006, the Company and Mr. Mahoney entered into a Resignation Agreement (the "Resignation Agreement"), pursuant to which Mr. Mahoney resigned from his positions as the Chairman of the Company's Board of Directors and the Company's Chief Operating Officer effective January 3, 2007. In accordance with the Resignation Agreement, the Company agreed to pay to Mr. Mahoney, upon a Change in Control, as defined in the Resignation Agreement, anytime from January 3, 2007 up to and including January 3, 2010 an amount equal to: (a) twice the sum of Mr. Mahoney's highest annual base salary during his employment with us, and (b) twice the greater of (i) the highest bonus, incentive or other compensation payment actually received by Mr. Mahoney during the three years preceding the Change in Control and (ii) the highest bonus, incentive or other compensation payment Mr. Mahoney was entitled to receive during the three years preceding the Change in Control. In the event of a Change in Control, all stock options, warrants, stock appreciation rights and other similar securities held by Mr. Mahoney will become immediately and fully vested. The closing of the Merger with National will not result in a Change in Control for purposes of the Resignation Agreement.

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

     Preferred Stock

     The Company is authorized to issue up to 2.5 million shares of Preferred Stock. 122.5 thousand shares were designated as Series A Convertible Preferred Stock, par value $0.01 per share, and 50.0 thousand shares were designated as Series B Convertible Preferred Stock, par value $0.01 per share. As of December 31, 2007 and 2006, there was no Preferred Stock outstanding.

                         VFINANCE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     Warrants

     The Company has issued warrants to purchase shares of the Company's common stock, primarily in connection with financing transactions, acquisitions and litigation settlements. A summary of the warrant activity for the years ended December 31, 2007, 2006 and 2005 is as follows:

                                                   Weighted
                                                    Average     Range of
                                      Number of     Exercise    Exercise
                                       Shares        Price        Price         Exercisable
                                  ----------------------------------------------------------

Outstanding at December 31, 2004         8,096.4     $ 1.18     0.15 - 7.20         8,086.4
                                                                                ============
Issued                                         -          -               -
Exercised                                      -          -               -
Expired                                   (436.8)    $ 2.21     0.35 - 6.00
                                  ---------------

Outstanding at December 31, 2005         7,659.6     $ 1.12     0.15 - 7.20         7,649.6
                                                                                ============
Issued                                   3,299.7     $ 0.11            0.11
Exercised                                      -          -               -
Expired                                 (6,999.6)    $ 1.18     0.15 - 7.20
                                  ---------------

Outstanding at December 31, 2006         3,959.7     $ 0.16     0.11 - 0.63         3,949.7
                                                                                ============
Issued                                   3,206.8     $ 0.12     0.11 - 0.35
Exercised                                      -
Expired                                 (3,299.7)    $ 0.11            0.11
                                  ---------------

Outstanding at December 31, 2007         3,866.8     $ 0.18     0.11 - 2.15         3,856.8
                                  ===============                               ============

     The following table summarizes information concerning warrants outstanding at December 31, 2007:


                                     Weighted
                                      Average           Weighted
   Exercise         Number           Remaining          Average
    Prices       Outstanding        Contractual         Exercise
                                       Life              Price
--------------------------------------------------------------------

     $  0.11           2,606.8         1.84
     $  0.15             750.0         0.12
     $  0.30             100.0         2.14
     $ 0.625             400.0         3.63
     $ 2.250              10.0         0.84
                ---------------

                       3,866.8         1.71              $0.18
                ===============                      ===============

                         VFINANCE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     There were 3.2 million and 3.3 million warrants issued in 2007 and 2006, respectively. There were no warrants issued in 2005. The weighted average issue-date fair value of warrants issued equaled $0.12 and $0.13 in 2007 and 2006, respectively. As of December 31, 2007, the aggregate intrinsic value of the Company's outstanding and exercisable warrants was $238.5 thousand.

9.       STOCK OPTIONS

     During 2007 and 2006, the Company recorded $474.9 thousand and $448.2 thousand, respectively, of compensation expense (included as Compensation, commission and benefits costs in the Consolidated Statements of Operations) attributable to stock options granted or vested subsequent to December 31, 2005.

     The Company uses the Black-Scholes valuation model to determine compensation expense and amortizes compensation expense over the requisite service period of the grants on a straight-line basis. The following table summaries the assumptions used:

                                          2007                      2006
                                          ----                      ----

     Risk-free interest rate          3.75% - 4.75%             4.25% - 5.25%

     Expected dividend yield                -                         -

     Expected term                      Five years               Five years

     Expected volatility              63.3% - 85.3%             72.4% - 80.7%

     The risk free investment rate is based on the U.S. Treasury yield curve at the time of grant. The expected term of stock options granted is derived from historical data and represents the period of time that stock options are expected to be outstanding. The expected volatility is based on historical volatility, implied volatility and other factors impacting the Company.

     The following table summarizes the stock option activity during 2007:

                                                                                  Weighted
                                                                                  Average
                                                                   Weighted       Remaining
                                                                   Average       Contractual     Aggregate
                                                                   Exercise         Terms        Intrinsic
                                               Shares               Price          (Years)         Value
                                             ---------------  ---------------- --------------- ---------------

Options outstanding at beginning of year        15,578.7         $   0.20
Granted                                          5,335.0         $   0.20
Exercised                                              -         $      -
Forfeited and expired                           (4,133.8)        $   0.21
                                             ---------------
Options outstanding at end of year              16,779.9         $   0.19           3.32           $ 181.70
                                             ===============
Options exercisable at end of year               7,635.3         $   0.19           2.84           $ 113.70
Options available for future grants                    -

                         VFINANCE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     The weighted-average grant-date fair value of stock options granted during 2007, 2006 and 2005 was $0.20, $0.14 and $0.13, respectively. The total intrinsic value of stock options exercised during 2005 was $113.5 thousand. There were no stock options exercised in 2007 or 2006.

     A summary of non-vested stock option transactions is as follows for 2007:

                                          Shares        Weighted Average
                                                         Grant Date Fair
                                                        Value (per share)
                                      --------------  -----------------------
Nonvested at beginning of period           11,026.2           $ 0.20
Granted                                     5,335.0           $ 0.20
Vested                                     (3,062.8)          $ 0.20
Forfeited and expired                      (4,133.8)          $ 0.21
                                      --------------
Nonvested at end of period                  9,164.6           $ 0.20
                                      ==============

     As of December 31, 2007, there was $1.14 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a period of four years. The total fair value of shares vested during 2007 was $715.0 thousand.

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

                                                             Year Ended December 31,
                                                     --------------------------------------
                                                          2007         2006         2005
                                                     ------------ ------------ ------------

Weighted average shares outstanding - basic             54,805.2     48,714.8     40,049.7
Effect of dilutive stock options and warrants                  -            -            -
                                                     ------------ ------------ ------------
Weighted average shares outstanding - diluted           54,805.2     48,714.8     40,049.7
                                                     ============ ============ ============


     As of December  31,  2007,  2006 and 2005 the Company had 20.6  million and
19.5 million and 22.3 million stock options and warrants outstanding, respectively, none of which have been included in diluted earnings per share since they would have been anti-dilutive as a result of the net losses in 2007, 2006 and 2005.

                         VFINANCE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


11.      DEBT AND CAPITAL LEASE OBLIGATIONS

     Capital lease obligations at December 31, 2007 consisted of the following:

        Obligations under capital lease         544.5
               Less: current maturities        (247.0)
                                             ----------
                                              $ 297.5
                                             ==========

     Future minimum lease payments for equipment under capital leases at December 31, 2007 are as follows:

                         Year Ending December 31:   Amount
-------------------------------------------------- ------------

                                             2008      $ 277.8
                                             2009        210.2
                                             2010        110.6
                                             2011            -
                                             2012            -
                                       Thereafter            -
                                                   ------------

                     Total minimum lease payments        598.6
              Less: amounts representing interest        (54.1)
                                                   ------------

      Present value of net minimum lease payments        544.5
                            Less: current portion       (247.0)
                                                   ------------

                                                       $ 297.5
                                                   ============

12.      INCOME TAXES

     The components of the Company's tax provision for the years ended December 31, 2007, 2006 and 2005 were as follows:

                                   2007         2006         2005
                                ------------ ------------ ------------

Current income tax expense         $    -       $    -       $    -
Deferred income tax (benefit)           -            -            -
                                ------------ ------------ ------------

                                   $    -       $    -       $    -
                                ============ ============ ============

                         VFINANCE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the period ended December 31, 2007, 2006 and 2005:

                                               2007        2006        2005
                                           ----------- ----------- -----------

Tax benefit at statutory rate of 35%         $ (611.1)   $ (761.5)   $ (399.5)
State income taxes, net of Federal benefit      (56.7)      (70.7)      (37.1)
Nondeductible expenses                          258.1        75.4       609.9
Change in valuation allowance                   409.7       756.8      (173.3)
                                           ----------- ----------- -----------

Net income tax expense (benefit)             $      -    $      -    $      -
                                           =========== =========== ===========

     Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company's deferred income tax assets and liabilities consist of the following:

                                                         2007          2006
                                                   ------------- -------------

 Deferred tax assets:
   Net operating loss carry-forwards                  $ 4,881.9     $ 4,823.2
   Deferred rent                                           58.6          66.0
   Allowance for doubtful accounts                         22.9             -
   Stock options                                          171.4         171.0
   Impairment of investment in JSM                         30.6          30.0
   Accrued bonuses                                        164.7         117.0
   Depreciation and amortization                          319.9          49.0
   Deferred revenue                                        19.1          34.0
   Reserve for settlements                                 72.7          37.0
                                                   ------------- -------------

                                                        5,741.8       5,327.2
 Valuation allowance                                   (5,741.8)     (5,327.2)
                                                   ------------- -------------

 Net deferred tax asset                               $       -     $       -
                                                   ============= =============

     Net operating loss carry-forwards totaled approximately $12.8 million at December 31, 2007. The net operating loss carry-forwards can be utilized or expire if not utilized through the tax year ending in 2027. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2007 and 2006, due to the uncertainty of realizing the deferred tax assets. The valuation allowance incresead by $414.6 during the year ended December 31, 2007.

     Utilization of the Company's net operating loss carry-forwards may be limited based on changes in ownership as defined in Internal Revenue Code
Section 382.

                         VFINANCE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"). This Interpretation prescribes a consistent recognition threshold and measurement standard, as well as a clear criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to uncertainties as they relate to income tax accounting. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management has evaluated all of its tax positions and determined that FIN 48 did not have a material impact on the Company's financial position or results of operations during its year ended December 31, 2007.

13.      COMMITMENTS AND CONTINGENCIES

     Clearing Agreement

     vFinance Investments entered into a clearing agreement with NFS in 2004 (the "Clearing Agreement"). NFS acquired the vFinance Investment's prior clearing firm and made a payment to extinguish $1.5 million owed by the Company under a credit facility in connection with that acquisition.

     The new Clearing Agreement requires NFS to pay a monthly incentive bonus to the Company up to $25.0 thousand per month over the five-year term of the Clearing Agreement (to an aggregate of $1.5 million). The Company also received a $200.0 thousand payment from NFS in 2004, as compensation for the transition costs associated with migrating to a new clearing firm. As consideration for these incentives, NFS required a termination fee of $1.7 million in the event vFinance Investments terminates the Clearing Agreement. This fee is reduced annually on a pro rata basis over the five year term of the Clearing Agreement. As of December 31, 2007, the contingent obligation of the Company associated with this Clearing Agreement was $680.0 thousand.

     In May 2007, EquityStation received notification from Merrill Lynch Pierce Fenner & Smith, Broadcort Division ("Merrill") that effective September 22, 2007 it intended to terminate its clearing agreement with EquityStation, in accordance with the clearing agreement. On September 4, 2007, Merrill extended the termination date to October 23, 2007 and granted an additional extension on October 8, 2007 until November 30, 2007. This termination did not result in a material impact to its Consolidated Financial Statements, as it signed a clearing agreement with Penson Financial Services, Inc. ("Penson Clearing") on September 7, 2007, and also executed a Tri-party Clearing Agreement through vFinance Investments to clear some of its business through National Financial Services. Clearing has commenced with Penson Clearing and through the Tri-party agreement.

                         VFINANCE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     Operating Lease Commitments

     The Company leases office space under the terms of operating leases. The following chart shows lease obligations including rental of real property and equipment.

         Year Ending December 31:   Amount
---------------------------------- --------------

                             2008      $ 1,358.5
                             2009          728.2
                             2010          620.1
                             2011          635.1
                             2012          660.0
                       Thereafter          626.6
                                   --------------

                            Total        4,628.5
           Less: sublease rentals         (486.4)
                                   --------------

                                       $ 4,142.1
                                   ==============



     Total rent expense under operating leases, including space rental, totaled $1.4 million, $1.0 million and $726.3 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.

     In February 2008, we received notification from the sublessee that occupies 14,000 square feet of office space the Company assumed in the Sterling Financial Acquisition that it was insolvent and would be unable to perform its obligations under the sublease. See Note 17.

     Litigation

     The Company, including its wholly owned subsidiary vFinance Investments, has been named as a defendant in various lawsuits and customer arbitrations. These claims result from the actions of brokers affiliated with vFinance
Investments. In addition, under the vFinance Investments registered representatives' contract, each registered representative has indemnified the Company for these claims. In accordance with SFAS No. 5 "Accounting for Contingencies," the Company has established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, the Company's management uses its judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of losses. In making these decisions, the Company bases its judgments on knowledge of the situations, consultations with legal counsel and historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed regularly and are adjusted to reflect the Company's estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. If the Company's judgments prove to be incorrect, its liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period other expenses are ultimately determined. As of December 31, 2007, the Company has accrued approximately $110.0 thousand for these matters. The Company has recently acquired an errors and omissions policy for certain future claims in excess of the policy's $75.0 thousand per claim deductible, up to an aggregate of $1.0 million. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on its financial position.

                         VFINANCE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


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

     On or about February 28, 2005, Knight Equity Markets, LP ("Knight") filed an arbitration action (FINRA Case No. 05-01069) against vFinance Investments, claiming that vFinance Investments received roughly $6.5 million in dividends that allegedly belong to Knight. vFinance Investments asserts that the dividends actually went to two of its clients, Pearl Securities LLC ("Pearl Securities") and Michael Balog, and that vFinance Investments has no liability. vFinance Investments filed third party claims against Pearl Securities and Michael Balog to bring all of the parties into the action. Knight is seeking approximately $6.5 million in damages plus costs, attorney fees and punitive damages. In January 2008, the Company settled this claim for $325.0 thousand in cash.

     On or about September 27, 2005, John S. Matthews filed an arbitration action (FINRA Case No. 05-014991) against the Company, claiming that the Company wrongfully terminated his independent contract with the Company and that the Company "stole" his clients and brokers. Mr. Matthews obtained a temporary restraining order and an agreed upon injunction was issued by the FINRA panel. Mr. Matthews and JMS Capital Holding Corp., a plaintiff in the arbitration action also requested unspecified damages resulting from the Company's alleged improper activity. The Company and Mr. Matthews entered into a settlement agreement in July 2007 with respect to this arbitration action. Pursuant to the terms of the settlement agreement, the Company paid $75.0 thousand to Mr. Matthews in 2007 and is further obligated to make payments to Mr. Matthews totaling $225.0 thousand. In connection with this settlement, the Company recorded $250.0 thousand of arbitration settlement expense (a component of general and administrative costs) during the year ended December 31, 2007.

                         VFINANCE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     In November 2007, Nupetco Associates, LLC filed a customer arbitration action (FINRA Case No. 07-03152) with FINRA naming vFinance Investments as a co-respondent. The statement of claim alleges violations of various state and federal securities laws. The statement of claim seeks compensatory damages of approximately $510.0 thousand against vFinance Investments in addition to costs, attorneys' fees and punitive damages. vFinance Investments has filed an answer and affirmative defenses and has requested discovery from the arbitration claimant. vFinance Investments intends to vigorously defend the arbitration.

     On March 4, 2008 the Company received a customer arbitration action (FINRA Case No.08-00472) from Claimants, Donald and Patricia Halfmann. Under FINRA's Code of Arbitration Procedure, vFinance is not required to file a responsive pleading until April 18, 2008. The Halfmanns' Statement of Claim alleges that Jeff Lafferty, a former broker working for vFinance Investments, opened accounts for the Halfmanns and misappropriated approximately $110,000 of the Halfmanns' funds via check alteration and forgery while he was employed by vFinance as the Halfmanns' financial advisor. The Halfmanns also contend vFinance is liable for an additional $150,000 for investments made by the Halfmanns directly with Jeff Lafferty after their account transferred out of vFinance and after Lafferty's resignation from vFinance, with a form U-5 filed with NASD by vFinance on August 27, 2004. Finally, the Halfmanns' Statement of Claim requests punitive damages, costs and attorney's fees incurred for this action. While vFinance intends to vigorously defend against the allegations made in the Halfmanns' Statement of Claim, a prediction of the likely outcome cannot be made at this time.

     The Company engaged in a number of other legal proceedings incidental to the conduct of its business. These claims aggregate a range of $80.0 thousand to $150.0 thousand.

14.      DEFINED CONTRIBUTION PLAN

     The Company maintains a defined contribution savings plan in which substantially all employees are eligible to participate. The Company may match up to 25% of the employee's salary. The Company made no contributions to the plan for the years ended December 31, 2007, 2006 and 2005, respectively.

15.      CASH FLOW INFORMATION

     Supplemental disclosure of cash flow information and non-cash items affecting the statement of cash flows are as follows:

                                                                    2007          2006           2005
                                                               ------------   ------------  -------------
 Supplemental cash flow disclosures:
 Cash paid for interest during the year                             $ 80.6      $    59.7     $     30.7
                                                               ============   ============  =============
 Cash paid for income taxes during the year                         $    -      $       -     $        -
                                                               ============   ============  =============
 Non-cash items affecting investing and financing activities:
 Acquisition of computer equipment under capital leases            $ 489.2      $   132.0      $   368.0
                                                               ============   ============  =============
 Common stock issued for acquisition                               $     -      $ 3,406.0      $       -
                                                               ============   ============  =============

                         VFINANCE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


15.      CONCENTRATIONS OF CREDIT RISK

     The Company maintains its cash in bank and brokerage deposit accounts, the majority of which, at times, are either uninsured or may exceed federally insured limits. At December 31, 2007, the Company had $4.4 million in United States bank deposits, which exceeded federally insured limits. The Company places its cash with high quality insured financial institutions and has not experienced any losses in such accounts through December 31, 2007.

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

16.      QUARTERLY FINANCIAL DATA

     As discussed in Note 1 to the Consolidated Financial Statements, the Company's Consolidated Financial Statements have been restated in accordance with SFAS No. 154 to correct certain errors. The following tables present certain items in the Company's Consolidated Statements of Income for each of the quarterly periods in 2007 and 2006.

                                                                                                                  Three Months
                                                    Three Months        Three Months      Three Months Ended     Ended December
                                                    Ended March 31,     Ended June 30,    September 30, 2007        31, 2007
                                                    2007 (Unaudited)    2007 (Unaudited)      (Unaudited)         (Unaudited)
                                                    ----------------------------------------------------------------------------

Revenues, as reported                                    $ 12,019.2          $ 13,196.4           $ 11,010.3
Effect of restatement                                          21.0              (114.9)               (24.3)
                                                    ----------------  ------------------   ------------------
Revenues - restated                                      $ 12,040.2          $ 13,081.5           $ 10,986.0         $ 14,491.0
                                                    ================  ==================   ==================   ================
Income (loss) from operations, as reported                   $ 36.7            $ (128.7)            $ (700.5)
Effect of restatement                                          21.0              (114.9)               (24.3)
                                                    ----------------  ------------------   ------------------
Income (loss) from operations - restated                     $ 57.7            $ (243.6)            $ (724.8)          $ (959.0)
                                                    ================  ==================   ==================   ================
Net income (loss), as reported                               $ 37.8            $ (129.9)            $ (641.3)
Effect of restatement                                          21.0              (114.9)               (24.3)
                                                    ----------------  ------------------   ------------------
Net income (loss) - restated                                 $ 58.8            $ (244.8)            $ (665.6)          $ (894.4)
                                                    ================  ==================   ==================   ================
Net income (loss) per share - basic, as reported             $ 0.00             $ (0.00)             $ (0.01)           $ (0.02)
Effect of restatement                                             -                   -                    -                  -
                                                    ----------------  ------------------   ------------------   ----------------
Net income (loss) per share - basic - restated               $ 0.00             $ (0.00)             $ (0.01)           $ (0.02)
                                                    ================  ==================   ==================   ================
Weighted avg. shares outstanding - basic                   54,729.9            54,829.9             54,829.9           54,829.9
                                                    ================  ==================   ==================   ================
Net income (loss) per share - diluted, as reported           $ 0.00             $ (0.00)             $ (0.01)           $ (0.02)
Effect of restatement                                             -                   -                    -                  -
                                                    ----------------  ------------------   ------------------   ----------------
Net income (loss) per share - diluted - restated                $ -                 $ -              $ (0.01)           $ (0.02)
                                                    ================  ==================   ==================   ================
Weighted avg. shares outstanding - diluted                 56,125.1            54,829.9             54,829.9           54,829.9
                                                    ================  ==================   ==================   ================

                         VFINANCE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                                                                                                                Three Months
                                                       Three Months       Three Months      Three Months Ended Ended December
                                                       Ended March 31,    Ended June 30,    September 30, 2006    31, 2006
                                                       2006 (Unaudited)   2006 (Unaudited)     (Unaudited)     (Unaudited)(3)
                                                       ---------------------------------------------------------------------
Revenues, as reported (1)                                    $ 9,007.6        $ 9,654.5         $ 9,529.4        $ 10,403.4
Effect of restatement                                            (83.1)           (98.1)            (40.5)            179.5
                                                       ----------------  ---------------   ---------------  ----------------
Revenues - restated                                          $ 8,924.5        $ 9,556.4         $ 9,488.9        $ 10,582.9
                                                       ================  ===============   ===============  ================
Income (loss) from operations, as reported (1)                 $ 388.4         $ (361.5)         $ (433.8)       $ (1,851.5)
Effect of restatement                                            (83.1)           (98.1)            (40.5)            179.5
                                                       ----------------  ---------------   ---------------  ----------------
Income (loss) from operations - restated                       $ 305.3         $ (459.6)         $ (474.3)       $ (1,672.0)
                                                       ================  ===============   ===============  ================
Net income (loss), as reported (1)                             $ 411.6         $ (342.8)         $ (385.7)       $ (1,816.6)
Effect of restatement                                            (83.1)           (98.1)            (40.6)            179.6
                                                       ----------------  ---------------   ---------------  ----------------
Income (loss) from operations - restated                       $ 328.5         $ (440.9)         $ (426.3)       $ (1,637.0)
                                                       ================  ===============   ===============  ================
Net income (loss) per share - basic, as reported (1)            $ 0.01          $ (0.01)          $ (0.01)          $ (0.03)
Effect of restatement                                                -                -                 -                 -
                                                       ----------------  ---------------   ---------------  ----------------
Net income (loss) per share - basic - restated                  $ 0.01          $ (0.01)          $ (0.01)          $ (0.03)
                                                       ================  ===============   ===============  ================
Weighted avg. shares outstanding - basic                      40,126.1         47,269.0          53,126.1          53,357.6
                                                       ================  ===============   ===============  ================
Net income (loss) per share - diluted, as reported (1)          $ 0.01          $ (0.01)          $ (0.01)          $ (0.03)
Effect of restatement                                                -                -                 -                 -
                                                       ----------------  ---------------   ---------------  ----------------
Net income (loss) per share - diluted - restated                $ 0.01          $ (0.01)          $ (0.01)          $ (0.03)
                                                       ================  ===============   ===============  ================
Weighted avg. shares outstanding - diluted                    42,231.2         47,269.0          53,126.1          53,357.6
                                                       ================  ===============   ===============  ================

     (1) Amounts labeled "as reported" represent amounts reported in Note 18 to the Company's Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

     (2) Revenues and operating expenses increased in the second, third and fourth quarters of 2006 compared to the first quarter of 2006, primarily as a result of the Sterling Financial acquisition.

     (3) The Company's loss from operations and net loss increased during the quarter ended December 31, 2006, primarily as a result of $261.3 thousand of expenses recorded in connection with arbitration settlements, the forgiveness of $215.0 thousand due from an unconsolidated affiliate, the accrual of incentive compensation paid in 2007 and a decrease in success fee revenues derived from investment banking services compared to prior quarters.

                         VFINANCE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


17.      SUBSEQUENT EVENTS

     In February 2008, we received notification from the sublessee that occupies 14,000 square feet of office space the Company assumed in the Sterling Financial Acquisition that it was insolvent and would be unable to perform its obligations under the sublease. As of March 5, 2008, this sublessee vacated the premises and the Company began to market the property to identify a replacement sublessee. The Company does not expect the identification of a replacement sublessee or the terms upon which the property may be subleased to result in a material adverse effect to the Company's financial position or results of operations.

     On March 4, 2008 the Company received a customer arbitration action (FINRA Case No.08-00472) from Claimants, Donald and Patricia Halfmann. Under FINRA's Code of Arbitration Procedure, vFinance is not required to file a responsive pleading until April 18, 2008. The Halfmanns' Statement of Claim alleges that Jeff Lafferty, a former broker working for vFinance Investments, opened accounts for the Halfmanns and misappropriated approximately $110,000 of the Halfmanns' funds via check alteration and forgery while he was employed by vFinance as the Halfmanns' financial advisor. The Halfmanns also contend vFinance is liable for an additional $150,000 for investments made by the Halfmanns directly with Jeff Lafferty after their account transferred out of vFinance and after Lafferty's resignation from vFinance, with a form U-5 filed with NASD by vFinance on August 27, 2004. Finally, the Halfmanns' Statement of Claim requests punitive damages, costs and attorney's fees incurred for this action. While vFinance intends to vigorously defend against the allegations made in the Halfmanns' Statement of Claim, a prediction of the likely outcome cannot be made at this time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2007 that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within vFinance, Inc. have been detected.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this report.

Our management, including the certifying officers, assessed, as of December 31, 2007, the effectiveness of our internal control over financial reporting. In making this assessment, management used the criteria set forth in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As of December 31, 2007, our management,  including the certifying officers, has
concluded  that  we  maintained   effective   internal  control  over  financial
reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this report.

ITEM 9B. OTHER INFORMATION.

Not Applicable.

                                    PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                  DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of our executive officers and directors as of March 10, 2008. Under our bylaws, each director holds office until the election and qualification of his successor or until his earlier resignation or removal:

Name                         Age          Position
--------------------------------------------------------------------------------

Leonard J. Sokolow            51          Chairman and Chief Executive Officer
Charles R. Modica             60          Director
Jorge A. Ortega               44          Director
Alan B. Levin                 44          Chief Financial Officer
Richard Campanella            56          Secretary

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

     Jorge A.  Ortega has been one of our  directors  since  June 6,  2007.  Mr.
Ortega has served as President of The Jeffrey Group, Inc., a marketing, communications and public relations consulting firm since February 2005. From October 1991 to January 2005, Mr. Ortega was Managing Director of Burson-Marsteller, LLC, a global public relations and public affairs firm. Mr. Ortega received his B.A. degree in Business Administration from The American University in 1985.

     Alan B. Levin has been our Chief Financial Officer since January 2007. Mr. Levin had been our Interim Chief Financial Officer since July 2006 and our Controller since June 2005. Prior to joining us, Mr. Levin served as Chief Financial Officer for United Capital Markets, Inc. from September 2000 to January 2005. Mr. Levin has over 18 years serving in various industries in accounting management roles. He has spent the last 8 years serving as Financial and Operations Principal and Chief Financial Officer within the brokerage industry. He received a B.S. degree in Economics with a concentration in Accounting from Southern Connecticut State University in New Haven, Connecticut in 1986.

     Richard Campanella has been our Secretary since December 18, 2001. Mr. Campanella currently serves as the President and Chief Operating Officer of vFinance Investments. He assumed the role of President and Chief Operating Officer of vFinance Investments, Inc. as of January 2006. From February 1994 to April 2001, Mr. Campanella was a partner of Commonwealth Associates, a registered broker-dealer, where he served as the director of Compliance. He received a B.A. degree in Business Administration from the College of Staten Island in 1972.

     From November 8, 1999 through January 3, 2007, Mr. Timothy E. Mahoney served as our Chairman of the Board and Chief Operating Officer. On December 29, 2006, we entered into a resignation agreement with Mr. Mahoney, pursuant to which Mr. Mahoney resigned from his positions as the Chairman of our Board of Directors and Chief Operating Officer, effective January 3, 2007. Effective upon Mr. Mahoney's resignation, Mr. Sokolow assumed the position of Chairman of our Board of Directors.

     In connection with Mr. Mahoney's departure, Messrs. Mahoney and Sokolow entered into a voting agreement dated December 29, 2006 (the "Voting Agreement"). Under the terms of the Voting Agreement, as long as either party owns 1.0 million shares of our common stock, as adjusted for stock splits and other recapitalizations, each party will vote for the other party or his designee to serve on our Board of Directors. As of March 10, 2008, Mr. Mahoney owned approximately 5.4 million shares of our common stock, and held options to purchase 1.5 million shares of our common stock. Mr. Charles Modica was designated as Mr. Mahoney's board appointee in connection with Mr. Mahoney's departure.

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

     To our knowledge, based solely on review of these filings and written representations from the directors and officers, we believe that during the fiscal year ended December 31, 2007, our officers, directors and significant stockholders have timely filed the appropriate form under Section 16(a) of the Exchange Act., except a Form 4 for Richard Campanella (one filing) that was subsequently filed and a Form 3 (one filing) and a Form 4 (one filing) for Dennis De Marchena that have not been filed.

ITEM 11.          EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION & ANALYSIS

     In this section, we will give an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies, and the material factors that we considered in making compensation decisions for our Named Executive Officers, as defined under the heading "Executive Compensation." Specific information regarding the compensation earned by or paid to our Named Executive Officers in 2007 is set forth in a series of tables under the heading "Executive Compensation." The discussion below is intended to help you understand the detailed information provided in those tables and put that information into context within our overall compensation program.

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

2007 Executive Compensation Components

     For the fiscal year ended December 31, 2007, the principal components of compensation for our Named Executive Officers were:

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

     Incentive-Based Compensation

     Discretionary Bonus. Our Chairman and Chief Executive Officer and our Chief Financial Officer are eligible to receive periodic bonuses in amounts determined by our Board in its sole discretion based upon targets for revenue, profitability, cash flow, acquisitions and mergers closed, recruiting, capital expenditure budget objectives, balance sheet objectives and the respective individual performance of the executive. The annual bonuses paid to our Chairman and Chief Executive Officer and Chief Financial Officer are paid in cash. These bonus provisions are intended, in accord with our compensation philosophies and objectives, to align executive interests with stockholder interests.

     Incentive Bonus. Our employment agreement with our Chairman and Chief Executive Officer provides for the payment of an incentive bonus equal to 10% of the "Income," up to a maximum of 50% of such officer's base salary. "Income" is computed in accordance with the following formula:


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

     The incentive bonuses paid to our Chairman and Chief Executive Officer are paid as frequently as quarterly in cash, as directed by the Board of Directors.

     Our employment agreement with the President and Chief Operating Officer of vFinance Investments provides for the payment of annual incentive bonuses.

     Our employment agreement with the President and Chief Operating Officer of vFinance Investments provides for the payment of an incentive bonus of 10% of the pre-tax net income of our retail brokerage division above $1,732,000.

     The incentive bonuses paid to our Chief Financial Officer and the President and Chief Operating Officer of vFinance Investments are paid periodically in cash, as directed by the Board of Directors.

     These bonus provisions are intended to align executive interests with stockholder interests.

     As the employment agreements of our Named Executive Officers come up for renewal, our Board plans to review the employment agreements to determine if our Named Executive Officers' compensation levels are competitive and have the right mix of incentive-based compensation.

     Benefits

     Our Chairman and Chief Executive Officer and our Chief Financial Officer participate in a variety of health and welfare benefit plans for which we pay the premium. We believe that health and welfare benefits help ensure that we have a productive and focused workforce.

Termination-Based Compensation

     Termination

     Our employment agreements with our Chief Financial Officer and the President and Chief Operating Officer of vFinance Investments are terminable at will. Accordingly, we will not incur any obligations upon the termination of those Named Executive Officers.

     Our employment agreement with our Chairman and Chief Executive Officer may be terminated upon the occurrence of the following:

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

     Upon the death or "Disability" of our Chairman and Chief Executive Officer or our termination of our employment agreement with such Named Executive Officer other than "For Cause," such employment agreement provides that we would be required to pay this Named Executive Officer a lump sum payment equal to the sum of (a) twice the sum of his highest annual base salary during employment with us, and (b) twice the greater of (i) the highest bonus, incentive or other compensation payment actually received by such officer during the three years preceding the termination and (ii) the highest bonus, incentive or other compensation payment such officer was entitled to receive during the three years preceding the termination. Additionally, we will be required to provide all applicable benefits to such officer and his family for a period of two years. All stock options warrants or other similar securities will become fully vested.

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

     Change in Control

     Upon the acquisition by an individual or company of 50.1% or more of our issued and outstanding shares, all options granted to our Chairman and Chief Executive Officer, Chief Financial Officer and the President and Chief Operating Officer of vFinance Investments pursuant to their respective employment agreements will become immediately vested.

     Upon a Change in Control, we have agreed to pay to our Chairman and Chief Executive Officer an amount equal to: (a) twice the sum of his highest annual base salary during his employment with us, and (b) twice the greater of (i) the highest bonus, incentive or other compensation payment actually received by him during the three years preceding the Change in Control and (ii) the highest bonus, incentive or other compensation payment he was entitled to receive during the three years preceding the Change in Control. In the event of a Change in Control, all stock options, warrants, stock appreciation rights and other similar securities held by our Chairman and Chief Executive Officer will become immediately and fully vested.

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

Board Report

     Our Board reviewed and discussed the above Compensation Discussion & Analysis ("CD&A") with our management. Based on the review and discussions, our Board determined that the CD&A be included in this Annual Report on Form 10-K.

                                                 Board of Directors

                                                 Leonard J. Sokolow
                                                 Charles R. Modica
                                                 Jorge A. Ortega

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION


     Summary Compensation Table


     The following table provides compensation information for the years ended December 31, 2006 and 2007 for Named Executive Officers. The "Executive
Compensation - Compensation Discussion and Analysis" section of this report includes information regarding the material terms of plans and agreements pursuant to which certain items set forth below are paid.

--------------------------------------------------------------------------------------------------------------------------------
                 Name and Principal Position      Year       Salary         Bonus     Option Awards   All Other Comp.   Total
                                                               ($)          ($)(1)          ($)           ($)            ($)
                                                               (1)            (2)           (3)           (4)
--------------------------------------------------------------------------------------------------------------------------------
Leonard J. Sokolow                                  2007        394,700       187,000              -          -         581,700
Chief Executive Officer                             2006        340,698       155,000        280,000      9,160         784,858
--------------------------------------------------------------------------------------------------------------------------------
Alan B. Levin (1)                                   2007        165,000        65,000              -          -         230,000
Chief Financial Officer                             2006        118,200        27,000        135,000          -         280,200
--------------------------------------------------------------------------------------------------------------------------------
Richard Campanella                                  2007        150,900       114,600              -          -         265,500
President and Chief  Operating Officer              2006        147,500         7,000              -          -         154,500
of vFinance Investments, Inc.
--------------------------------------------------------------------------------------------------------------------------------

     (1) Mr. Levin assumed the position of Chief Financial Officer effective on December 29, 2006 and the position of interim Chief Financial Officer on July 24, 2006. Prior to July 2006, Mr. Levin served as our Controller. The information presented for 2006 herein represents actual amounts paid for the period from January 1, 2006 to December 31, 2006.

     (2) Bonus amounts have been determined pursuant to the bonus terms outlined in our Named Executive Officers' respective employment agreements. Leonard Sokolow and Alan Levin receive a bonus based on the Boards review of the consolidated quarterly and annual EBITDA performance, as well as taking into consideration performance in other areas such as but not limited to, revenue growth and savings in operating expenses. These bonus amounts typically approximate 50% of the officer's base salary and are paid no more frequently than quarterly. Richard Campanella's agreement calls for a payment equal to 10% of Retail net profit after all overhead and expense allocations above $1.7 million. This amount is calculated on a quarterly basis and 50% of the bonus payment is withheld from each quarter pending the annual audit and verification of the retail profits, after which time the balance is paid.

     (3) Options amounts have been determined pursuant to the option terms outlined in our Named Executive Officers' respective employment agreements.

     (4) Represents health insurance contributions.

     Grants of Plan-Based Awards

     The Named Executive Officers were not granted any plan-based awards during fiscal year 2007.

Employment Agreements

     Leonard J. Sokolow -Chairman and Chief Executive Officer

     On November 16, 2004, we entered into a new employment agreement with Leonard J. Sokolow, who is the beneficial owner of 10.7% of our total outstanding common shares at December 31, 2007, pursuant to which Mr. Sokolow served as our Chief Executive Officer and President. The employment agreement provides that Mr. Sokolow receive an initial base salary of $257,000 per annum, subject to a 5% increase per annum beginning January 1, 2005. Our Board will review the base salary at least annually and may increase (but not decrease) the base salary from time to time. Additionally, the employment agreement provides that Mr. Sokolow receive (i) a discretionary bonus, interim cash bonus and/or other bonus when and in such amounts as may be determined by our Board of Directors based on his performance, our performance and/or other factors and
(ii) incentive compensation paid quarterly no later than the 45th day following the end of quarter primarily based on our performance. The employment agreement has a term of three years, subject to automatic extensions for one year on each anniversary date thereafter unless we have provided a non-renewal notice thirty
(30) days prior to such anniversary date. The employment agreement also contains provisions related to change of control, discussed in detail under the heading "Executive Compensation -Post-Termination / Change in Control Benefits," below.

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

     Alan B. Levin - Chief Financial Officer

     On July 24, 2006, we entered into an employment agreement with Alan B. Levin, pursuant to which Mr. Levin served as our Interim Chief Financial Officer. Under the terms of his employment agreement, Mr. Levin is entitled to an annual base salary of $135,000, plus certain incentive bonuses. On December 29, 2006, Mr. Levin was appointed our Chief Financial Officer, upon which his annual base salary increased to $165,000 under his employment agreement. In addition, we granted to Mr. Levin five-year options to purchase 500,000 of our shares at an exercise price of $0.20 per share, of which 125,000 options shall vest on July 24, 2007, and 125,000 options shall vest each subsequent yearly anniversary thereafter provided that Mr. Levin is employed on the applicable vesting date. Effective July 24, 2007, Mr. Levin's base salary was increased to $180,000. Mr. Levin's employment is terminable at will. Upon the acquisition by any individual, group or entity of more than 50% of the issued and outstanding shares of the Company's common stock, Mr. Levin's options will vest immediately.

     Richard Campanella - Secretary and President and Chief Operating Officer of vFinance Investments, Inc.

     On January 20, 2005, we entered into an employment agreement with Richard Campanella, pursuant to which Mr. Campanella serves as the President and Chief Operating Officer of vFinance Investments. Under the terms of his employment agreement, Mr. Campanella is entitled to an annual base salary of $135,000, plus certain incentive bonuses. In addition, we granted to Mr. Campanella five-year options to purchase 600,000 of our shares at an exercise price of $0.18 per share, of which 275,000 options were vested as of July 1, 2007, and 125,000 options shall vest each subsequent yearly anniversary thereafter provided that Mr. Campanella is employed on the applicable vesting date. Mr. Campanella's employment with us is terminable at will.

Outstanding Equity Awards at Year-End

     The following table shows all outstanding equity awards held by Named Executive Officers as of December 31, 2007.

                                           Option Awards
                       ---------------------------------------------------------
         Name             Number of         Number of
                          Securities        Securities
                          Underlying        Underlying
                          Unerxercied       Unexercised   Option     Option
                          Options (#),      Options (#),  Exercise   Expiration
                          Exercisable       Unxercisable  Price ($)  Date
-------------------------------------------------------------------------------
Leonard J. Sokolow        750,000            750,000       0.155    12/29/10
                          500,000          1,500,000       0.210    12/28/11
-------------------------------------------------------------------------------
                           80,000            120,000       0.180    06/13/10
Alan B. Levin              25,000             25,000       0.155    12/29/10
                          125,000            375,000       0.200    07/23/11
                          125,000            375,000       0.210    12/28/11
-------------------------------------------------------------------------------
Richard Campanella        300,000            300,000       0.170    06/30/10
-------------------------------------------------------------------------------

Option Exercises and Stock Vested

     None of our Named Executive Officers exercised options or received stock awards during the year ended December 31, 2007.

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

     Termination

     Our employment agreements with our Chief Financial Officer and the President and Chief Operating Officer of vFinance Investments are terminable at will. Accordingly, we will not incur any obligations upon the termination of these Named Executive Officers.

     Our employment agreement with our Chairman and Chief Executive Officer may be terminated upon the occurrence of the following:

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

     Upon the death or "Disability" of our Chairman and Chief Executive Officer or our termination of our employment agreement with such Named Executive Officer other than "For Cause," such employment agreement provides that we would be required to pay this Named Executive Officer a lump sum payment equal to the sum of (a) twice the sum of his highest annual base salary during employment with us, and (b) twice the greater of (i) the highest bonus, incentive or other compensation payment actually received by such officer during the three years preceding the termination and(ii) the highest bonus, incentive or other compensation payment such officer was entitled to receive during the three years preceding the termination. Additionally, we will be required to provide all applicable benefits to such officer and his family for a period of two years. All stock options warrants or other similar securities will become fully vested.

     Assuming our Chairman and Chief Executive Officer's employment was terminated on December 31, 2007 upon his death or "Disability" or our termination other than "For Cause," we would be required to pay him a lump sum of approximately $1.15 million.

     Change in Control

     Upon the acquisition by an individual or company of 50.1% or more of our issued and outstanding shares, all options granted to our Chairman and Chief Executive Officer, our Chief Financial Officer and the President and Chief Operating Officer of vFinance Investments pursuant to their respective employment agreements will become immediately vested. Upon the acquisition by an individual or company of 50.1% or more of our issued and outstanding shares on December 31, 2007, 2,250,000 shares of common stock underlying options held by our Chairman and Chief Executive Officer, 855,000 shares of common stock underlying options held by our Chief Financial Officer and 300,000 shares of common stock underlying options held by the President and Chief Operating Officer of vFinance Investments would have vested. The value received by our Chairman and Chief Executive Officer, our Chief Financial Officer and the President and Chief Operating Officer of vFinance Investments would have been $1,675 and $6,000, respectively, calculated as the excess of the stock closing value on December 31, 2007 over the total options outstanding for each executive at the exercise price for their respective option grants.

     If consummated, the Merger with National would cause all options granted to our Chairman and Chief Executive Officer, our Chief Financial Officer and the President and Chief Operating Officer of vFinance Investments to become immediately vested. Notwithstanding, our Chairman and Chief Executive Officer has agreed to waive such accelerated vesting.

     Upon a Change in Control, we have agreed to pay to our Chairman and Chief Executive Officer an amount equal to: (a) twice the sum of his highest annual base salary during his employment with us, and (b) twice the greater of (i) the highest bonus, incentive or other compensation payment actually received by him during the three years preceding the Change in Control and (ii) the highest bonus, incentive or other compensation payment he was entitled to receive during the three years preceding the Change in Control. In the event of a Change in Control, all stock options, warrants, stock appreciation rights and other similar securities held by our Chairman and Chief Executive Officer will become immediately and fully vested. Upon a Change in Control as of December 31, 2007, we would have been required to pay our current Chairman and Chief Executive Officer a lump sum of approximately $1.15 million.

     The Merger with National will not be considered a Change in Control under our Chairman and Chief Executive Officer's employment agreement. However pursuant to the Termination Agreement that will be executed upon the Effective Date of the Merger, our Chairman and Chief Executive Officer's employment and his employment agreement with us will terminate and he will receive a lump sum cash payment of $1,150,000.

                             Director Compensation

     The following table sets forth a summary of the compensation earned by our non-employee directors and/or paid to certain of our non-employee directors in 2007.

                     Fees Earned or Paid      Option Awards       Total
           Name            Cash ($)                ($)              ($)
-------------------  --------------------   ----------------  ---------------

Charles R. Modica         7,000                  24,000           31,000
Jorge A. Ortega           7,000                  24,000           31,000

Director Compensation Policy

     Each director who is not an executive officer is entitled to an annual fee of $12,000, payable quarterly. Directors who are executive officers are not entitled to an annual fee.

     On June 6, 2007, we granted each Mr. Ortega and Mr. Modica a five-year stock option to purchase 200,000 shares of our common stock at an exercise price of $0.20 per share, the closing price of our common stock on June 6, 2007, in connection with their agreement to join the Board.

     The stock options granted to Messrs. Ortega and Modica vest 25% per year over four years beginning on June 6, 2008. Upon the acquisition by an individual or company of 50.1% or more our issued and outstanding shares of common stock, all options granted to Messrs. Ortega and Modica will become immediately vested.

     Employee directors do not receive any compensation for serving on our Board of Directors.

Compensation Committee Interlocks and Insider Participation

     Our Board of Directors performs the equivalent functions of a compensation committee. The members of our Board of Directors during 2007 were Leonard J. Sokolow, Charles R. Modica and Jorge A. Ortega. Mr. Sokolow has been the chairman of our Board of Directors since January 1, 2007, one of our directors since November 8, 1997 and our Chief Executive Officer since November 8, 1999. From January 5, 2001 through December 31, 2006, Mr. Sokolow was our President. Messrs. Modica and Ortega have been members of our Board of Directors since January and July 2007, respectively. Except as otherwise set forth in this Annual Report on Form 10-K, we did not engage in any transactions with Messrs. Sokolow, Modica or Ortega since January 1, 2007 in which the amount involved exceeded $120,000. None of our executive officers serve as director of, or in any compensation-related capacity for, companies with which members of our Board of Directors are affiliated.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below provides information regarding the beneficial ownership of the Common Stock as of March 10, 2008. The table reflects ownership by: (1) each person or entity who owns beneficially 5% or more of the shares of our outstanding Common Stock, (2) each of our directors, (3) each of the Named Executive Officers, and (4) our directors and officers as a group. Except as otherwise indicated, and subject to applicable community property laws, we believe the persons named in the table have sole voting and investment power with respect to all shares of Common Stock held by them. Except as otherwise indicated, each stockholder's percentage ownership of our Common Stock in the following table is based on 54,829,876 shares of Common Stock outstanding.

                           Name of Beneficial Owner               Number of Shares    Percent
                                                                    Beneficially      of class
                                                                       Owned
                                                                (in thousands) (1)
------------------------------------------------------------   -------------------- -----------

Leonard J. Sokolow (2)                                                  7,133.0      12.7%
Charles R. Modica                                                             -         *
Jorge A. Ortega                                                               -         *
Alan B. Levin (3)                                                         430.0         *
Richard Campanella (4)                                                    425.0         *
Timothy E. Mahoney (5)                                                  4,705.0       8.4%
Highlands Group Holdings, Inc. (6)                                      2,175.0       4.0%
Sterling Financial Group of Companies, Inc. (7)                         4,934.4       9.0%
Oxir Investment Ltd. (8)                                                3,000.0       5.5%
Dennis De Marchena (9)                                                  4,738.0       8.3%

All executive officers and directors as a group (5 persons)             7,988.0       14.1%


*Denotes less than 1% ownership

(1) Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to option or warrants currently exercisable or exercisable within 60 days of March 10, 2008, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated, the officer, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 54,829,876 shares of common stock outstanding as of March 10, 2008.

(2) Includes 5,883,010 shares of common stock issued in the names of Mr. Sokolow and his wife, and 1,250,000 shares of common stock issuable upon exercise of options at a weighted-average price of $0.177 per share, which options are exercisable within 60 days of March 10, 2008.

(3) Includes 75,000 shares of common stock issued in the name of Mr. Levin and 355,000 shares of common stock issuable upon exercise of options at a weighted-average price of $0.196 per share, which options are exercisable within 60 days of March 10, 2008.

(4) Includes 125,000 shares of common stock issued in the name of Mr. Campanella and 300,000 shares of common stock issuable upon exercise of options at a price of $0.17 per share, which options are exercisable within 60 days of March 10, 2008.

(5) Includes 2,175,000 shares of common stock issued in the name of Highlands Group Holdings, Inc., 3,205,009 shares of common stock issued in the name of Mr. Mahoney and 1,500,000 shares of common stock issuable upon exercise of options at a price of $0.155 per share, which options are exercisable within 60 days of March 10, 2008. Mr. Mahoney's address is 68 Cayman Place, Palm Beach Gardens, Florida 33418.

(6) Highlands Group Holdings, Inc., whose address is 68 Cayman Place, Palm Beach Gardens, Florida 33418, is wholly owned by Mr. Timothy Mahoney, our former Chairman and Chief Operating Officer. Mr. Mahoney, as the owner of Highlands Group Holdings, Inc., is deemed to beneficially own the 2,175,000 shares held by Highlands Group Holdings, Inc.

(7) Based solely on information contained in a Schedule 13D filed with the SEC on May 22, 2006, Sterling Financial Group of Companies, Inc.'s former business address was 1200 North Federal Highway, Suite 401, Boca Raton, Florida 33432. Charles Garcia, as the sole officer of Sterling Financial Group of Companies, Inc., has the power to vote and to dispose of all of the shares held by Sterling Financial Group of Companies, Inc., and is deemed to have shared voting power and shared dispositive power with respect to such shares. Mr. Garcia has advised us that Sterling Financial Group of Companies, Inc. beneficially owns 4,934,436 shares of common stock.

(8) Based solely on information contained in a Schedule 13D filed with the SEC on July 13, 2006, Vassili Oxenuk, as sole officer and director and sole shareholder of Oxir Investment Ltd., has the power to vote and to dispose of all of the shares held by Oxir Investment Ltd., and is deemed to have shared voting power and shared dispositive power with respect to such shares. Oxir Investment Ltd.'s business address is The Studio, St. Nicholas Close, Elstree Herts, United Kingdom WD6 3EW. Mr. Oxenuk has advised us that Oxir Investments Ltd. beneficially owns 3,000,000 shares of common stock.

(9) Includes 2,198,091 shares of common stock issued in the name of Mr. De Marchena and 2,539,897 shares of common stock issuable upon exercise of warrants at a price of $0.11 per share, which warrants are exercisable within 60 days of March 10, 2008. Mr. De Marchena's address is Avenida Boulevard El Cafetal, Edificio Mara, Apartmento 01, Planta Baja, Frente a Quinta Leonor, El Cafetel, Caracas, Venezuela 1060.

In connection with Sterling Financial's acquisition of our securities, on May 11, 2006, we and vFinance Investments entered into a voting and lockup agreement with Sterling Financial, Charles Garcia, Leonard J. Sokolow and Timothy E. Mahoney. Pursuant to this agreement, Leonard J. Sokolow and Timothy E. Mahoney agreed, in their capacity as stockholders and directors, to vote for a designee of Charles Garcia to serve on our Board of Directors for so long as Mr. Garcia is employed by vFinance Investments and to vote for Mr. Garcia's designee to so serve for the one-year period beginning upon Mr. Garcia's departure. Mr. Garcia's designee is Jorge Ortega. On January 17, 2006, we also entered into a standstill agreement with Sterling Financial, Charles Garcia and Alexis Korybut, to provide restrictions on certain actions for a defined period of time.

In connection with the execution of the Merger Agreement, National and vFin Acquisition Corporation have entered into a voting agreement with Leonard J. Sokolow and Dennis De Marchena, who own approximately 10.7% and 9.9%, respectively, of our outstanding shares of common stock as of March 10, 2008. Pursuant to the agreement, Mr. Sokolow has agreed to vote all of his shares and Mr. De Marchena has agreed to vote 2,000,000 of his shares in favor of the merger and against any transaction or other action that would interfere with the merger.

Pursuant to the Merger Agreement, Mark Goldwasser, Chairman of the board of directors of National, Christopher Dewey, Vice Chairman of the board of directors of National, and Leonard J. Sokolow, our Chairman and Chief Executive Officer, will enter into an agreement on the effective date of the Merger Agreement to vote their shares of National for the election of each other and up to three designees of Mr. Goldwasser and up to three designees of Mr. Sokolow until the earlier to occur of: (i) National's merger, consolidation or reorganization whereby the holders of National's voting stock own less than 50% of the voting power of National after such transaction; (ii) by mutual consent of the parties thereto; (iii) the date that Messrs. Goldwasser, Sokolow and Dewey own in the aggregate less than one percent of the outstanding voting securities of National; (iv) upon the fifth anniversary of the agreement; or (v) upon listing of National's common stock on AMEX, the NASDAQ Capital Market or the NASDAQ Global Market.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2007, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance under: all compensation plans previously approved by our security holders; and all compensation plans not previously approved by our security holders.

                                                                                                               Number of
                                                                                                               Seecurities
                                                                                                               Remaining
                                                                                               Weighted-       Available For
                                                                                               Average         Future Inssuance
                                                                Number of Securities           Exercise        Under Equity
                                                                to be issued upon              Price           Compensation
                                                                exercise of                    Outstanding     Plans (excluding)
                                                                outstanding options            options,        securities reflected
                                                                warrants and rights            warrants and    in column (a)
Plan Category                                                           (a)                    rights (b)             (c)

----------------------------------------------------------     -------------------------   ----------------   ---------------------

Equity compensation plans approved by security holders                        -                  $      -                     -
Equity compensation plans not approved by security holders (1)     20,648,800.00                 $   0.18                     -
                                                                -------------------------   ----------------   --------------------
Total                                                              20,648,800.00                 $   0.18                     -
                                                                =========================   ================   ====================

(1) Includes options and warrants granted pursuant to individual compensation arrangements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     We did not engage in any transactions with related parties since January 1, 2007 in which the amount involved exceeded $120,000.

     We have a written policy regarding the review, approval or ratification of related person transactions. A related person transaction for the purposes of the policy is a transaction between us and one of our directors or nominees for director, executive officers or 5% shareholders, or a member of one of these persons' immediate family, in which such person has a direct or indirect material interest and involves more than $120,000. Under this policy, related person transactions are prohibited unless our Board of Directors, or a committee designated thereby, has determined in advance that the transaction is in our best interests. In the event we enter into such a transaction without board approval, the Board of Directors must promptly review its terms and may ratify the transaction if it determines it is appropriate.

Director Independence

     The Board of Directors has determined that Charles R. Modica and Jorge A. Ortega are "independent" as such term is defined by the applicable listing standards of The NASDAQ Stock Market, Inc. Our Board of Directors based this determination on our directors' employment relationships.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES.

     During 2007 and 2006, the Company incurred the following fees for professional services rendered by our principal accountant Sherb & Co., LLP:

                                2007             2006
                          ---------------  ---------------

Audit Fees                      $ 93,000         $ 92,000
Audit-related Fees              $      -         $      -
Tax Fees                        $ 12,500         $  7,500
All Other Fees                  $ 14,100         $ 13,700
                          ---------------  ---------------

Total                           $119,600         $113,200
                          ===============  ===============


     Audit Fees

     During the years ended December 31, 2007 and 2006, the aggregate fees billed by Sherb & Co., LLP, our principal accountants in 2007 and 2006, for the audit of our financial statements for each of those years, the review of our financial statements included in our Quarterly Reports on Form 10-Q and fees related to filings with the SEC and accounting consultations during those fiscal years were $93,000 and $92,000, respectively.

     Audit Related Fees

     During the years ended December 31, 2007 and 2006, our principal accountants, Sherb & Co., LLP, did not provide any assurance or other audit related services.

     Tax Fees

     During  the  years  ended   December  31,  2007  and  2006,  our  principal
accountants, Sherb & Co., LLP, billed us $12,500 and $7,500, respectively, for the preparation of federal income tax returns and other tax related matters.

     Other Fees

     During  the  years  ended   December  31,  2006  and  2005,  our  principal
accountants, Sherb & Co., LLP, did not provide any services or products other than as reported above.

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

      2.6*** Agreement and Plan of Merger dated November 7, 2007 by and among The Company, National Holdings Corporation and vFin Acquisition Corporation (incorporated by reference to Exhibit
                  2.1 to the Company's Current Report on Form 8-K filed with the SEC on November 8, 2007).

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

 Number of
 Exhibit                              Exhibit Description


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

      3.8 Certificate of Renewal and Revival of Charter as filed with the Delaware Secretary of State on November 30, 2006.

      3.9 Amended and Restated Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on November 30, 2006.

     3.10 Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form S-18 filed with the SEC on July 24, 1992).

     3.11 Unanimous Written Consent of the Company's Board of Directors dated January 24, 1994, amending the Bylaws (incorporated by reference to Exhibit 3.6 to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2000).

     3.12 Unanimous Written Consent of the Company's Board of Directors, effective as of January 24, 1999, amending the Bylaws (incorporated by reference to Exhibit 3.7 to the Company's Annual Report on Form 10-KSB filed with the SEC on March 30,
                  2000).

      4.1 Form of Warrant issued to AMRO International, S.A. (to purchase 100,000 shares), CALP II Limited Partnership, a Bermuda limited partnership (to purchase 350,000 shares), Celeste Trust Reg (to purchase 5,000 shares), Balmore SA (to purchase 35,000 shares), Sallee Investments LLLP (to purchase 25,000 shares), worldVentures Fund I, LLC (to purchase 25,000 shares), RBB Bank Aktiengesellschaft (to purchase 130,000 shares) and Thomas Kernaghan & Co., Ltd. (to purchase 58,333 shares) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on April 13, 2000).

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

 Number of
 Exhibit                              Exhibit Description


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

 Number of
 Exhibit                              Exhibit Description


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

Number of
Exhibit                               Exhibit Description


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

    10.48*        Employment  Agreement  Amendment  No.  1  dated  May  12,
                  2006 by and among vFinance, Inc. and Leonard Sokolow (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on May 16,2006).

    10.49* Employment Agreement dated July 24, 2006 between vFinance, Inc. and Alan B. Levin (incorporated by reference to Exhibit
                  10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 26, 2006).

Number of
Exhibit                               Exhibit Description


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

    10.55 Voting Agreement dated November 7, 2007 by and among National Holdings Corporation, vFin Acquisition Corporation, Leonard J. Sokolow and Dennis De Marchena (incorporated by reference to
                  Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on November 8, 2007).

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

     31.1** Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2** Certification by Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

     32.1** Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2** Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

*    Management contract or compensatory plan or arrangement.
**   Filed herewith.
*** Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Exhibit F to the Agreement and Plan of Merger is incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on November 8, 2007. The Company hereby undertakes to furnish copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

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



Date: March 12, 2008

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





            Signature                                     Capacity                                 Date
-------------------------------     --------------------------------------------------    ----------------------

                                         Chairman of the Board and Chief
/s/  Leonard J. Sokolow                  Executive Officer
--------------------------------        (Principal Executive Officer)                      March 12, 2008
Leonard J. Sokolow


/s/ Alan B. Levin                       Chief Financial Officer and (Principal
--------------------------------        Financial Officer and Principal                    March 12, 2008
Alan B. Levin                           Accounting Officer)


/s/ Charles R. Modica                   Director                                           March 12, 2008
--------------------------------
Charles R. Modica

/s/ Jorge A. Ortega                     Director                                           March 12, 2008
--------------------------------
Jorge A. Ortega