Form 10-Q
period 2008-03-31
VFINANCE INC
filed 2008-05-15
CIK 890285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _______________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 2008: 55,635,066 shares of common stock, par value $0.01 per share.

VFINANCE, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2008
INDEX
PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
Unaudited Condensed Consolidated Statements of Financial Condition
as of March 31, 2008 and December 31, 2007	4
Unaudited Condensed Consolidated Statements of Operations for the
Three months Ended March 31, 2008 and 2007	5
Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the
Three months ended March 31, 2008	6
Unaudited Condensed Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 2008 and 2007	7
Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2 – Management’s Discussion and Analysis of Financial Condition
and Results of Operations	18
Item 3 – Quantitative & Qualitative Disclosures About Market Risk	23
Item 4 – Controls and Procedures	23
PART II – OTHER INFORMATION
Item 1 – Legal Proceedings	24
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 6 – Exhibits	26
Signatures	27

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VFINANCE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
Assets:
Current assets:
Cash and cash equivalents	$4,686.7	$5,454.1
Due from clearing broker	1,024.3	631.0
Securities owned:
Marketable, at fair value	397.1	817.4
Not readily marketable, at estimated fair value	97.5	451.6
Accounts receivable, net	263.7	155.6
Forgivable loans - employees, current portion	16.9	26.7
Notes receivable - employees	2.1	8.4
Prepaid expenses and other current assets	140.2	156.4
Total current assets	6,628.5	7,701.2
Property and equipment, net	808.7	800.8
Customer relationships, net	3,080.6	3,287.6
Other assets	503.4	580.0
Total assets	$11,021.2	$12,369.6
Liabilities and shareholders' equity:
Current liabilities:
Accounts payable	$842.9	$693.9
Accrued compensation	2,642.5	3,305.6
Other accrued liabilities	1,339.1	1,548.1
Securities sold, not yet purchased	55.8	177.4
Capital lease obligations, current portion	240.2	247.0
Other	199.0	272.3
Total current liabilities	5,319.5	6,244.3
Capital lease obligations, long term	298.3	297.5
Shareholders' Equity:
Common stock $0.01 par value, 100,000,000 shares authorized
55,335,066 and 54,829,876 shares issued and outstanding	553.4	548.3
Additional paid-in capital	31,859.1	31,668.3
Accumulated deficit	(27,009.1)	(26,388.8)
Total shareholders' equity	5,403.4	5,827.8
Total liabilities and shareholders' equity	$11,021.2	$12,369.6

See accompanying notes to unaudited condensed consolidated financial statements.

VFINANCE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
		2007
	2008	(Restated and Revised)
REVENUES:

Commissions - agency	$5,949.4	$5,629.2
Trading profits	3,039.3	3,596.3
Success fees	1,033.7	1,619.2
Other brokerage related income	1,178.1	1,152.9
Consulting fees	140.8	18.5
Other	227.0	24.1
Total revenues	11,568.3	12,040.2

Compensation, commissions and benefits	9,890.9	9,662.6
Clearing and transaction costs	1,000.7	1,104.1
General and administrative costs	681.4	656.7
Occupancy and equipment costs	305.0	240.7
Depreciation and amortization	324.9	318.4
Total operating costs	12,202.9	11,982.5

Income (loss) from operations	(634.6)	57.7

Other income (expenses):
Interest income	19.3	14.6
Interest expense	(21.0)	(18.3)
Dividend income	1.2	3.4
Other income, net	14.8	1.4
	14.3	1.1
Income (loss) before income taxes	(620.3)	58.8
Income tax benefit (provision)	-	-
Net income (loss)	(620.3)	58.8

Net income (loss) per share: basic	$(0.01)	$0.00

Weighted average number of shares outstanding: basic	55,007.5	54,729.9

Net income (loss) per share: diluted	$(0.01)	$0.00

Weighted average number of shares outstanding: diluted	55,007.5	56,275.1

See accompanying notes to unaudited condensed consolidated financial statements.

VFINANCE, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands)

					Total Shareholders' Equity
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital
				Accumulated Deficit

Balance at December 31, 2007	54,829.9	$548.3	$31,668.3	$(26,388.8)	$5,827.8
Net loss	-	-	-	(620.3)	(620.3)
Exercise of common stock warrants	505.2	5.1	70.6	-	75.7
Stock-based compensation expense	-	-	120.2	-	120.2
Balance at March 31, 2008	55,335.1	$553.4	$31,859.1	$(27,009.1)	$5,403.4

See accompanying notes to unaudited condensed consolidated financial statements.

VFINANCE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
		2007
		(Restated and
	2008	Revised)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(620.3)	$58.8
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Non-cash fees received	(100.3)	(237.0)
Non-cash compensation paid	58.6	147.6
Depreciation and amortization	324.9	318.4
Stock-based compensation	120.2	113.1
Provision for doubtful accounts	-	-
Amounts forgiven under forgivable loans	9.8	18.0
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(108.1)	4.9
Forgivable loans	-	(23.4)
Due from clearing broker	(393.3)	(307.3)
Notes receivable - employees	6.3	27.2
Investments in marketable securities	420.3	(681.8)
Investments in not readily marketable securities	359.0	(8.2)
Other current assets	16.2	69.9
Other assets and liabilities, net	3.3	(45.8)
Increase (decrease) in:
Accounts payable and accrued liabilities	(686.3)	811.7
Securities sold, not yet purchased	(121.6)	862.8
Cash provided by (used in) operating activities	(711.3)	1,128.9
CASH USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(53.0)	(23.0)
Cash used in investing activities	(53.0)	(23.0)
CASH PROVIDED BY (USED IN) FINANCING ACTIVTIES:
Repayments of capital lease obligations	(78.8)	(62.7)
Proceeds from exercises of warrants	75.7	-
Cash used in financing activities	(3.1)	(62.7)
Increase (decrease) in cash and cash equivalents	(767.4)	1,043.2
Cash and cash equivalents at beginning of period	5,454.1	4,205.2
Cash and cash equivalents at end of period	$4,686.7	$5,248.4

See accompanying notes to unaudited condensed consolidated financial statements.

VFINANCE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     vFinance, Inc. (the “Company") is a financial services company that specializes in high growth opportunities. Its three principal lines of business are: (1) offering full service retail brokerage to approximately 12,000 high net worth and institutional clients, (2) providing investment banking, merger, acquisition and advisory services to micro, small and mid-cap high growth companies, and (3) trading securities, including making markets in over 3,500 micro and small cap stocks and providing liquidity in the United States Treasury marketplace. In addition to the Company's core business, it offers information services on its website. vFinance Investments, Inc. ("vFinance Investments") and EquityStation, Inc. ("EquityStation"), both subsidiaries of the Company, are broker-dealers registered with the Securities and Exchange Commission ("SEC"), and members of Financial Industry Regulatory Authority ("FINRA") (formerly the National Association of Securities Dealers) and Securities Investor Protection Corporation ("SIPC"). vFinance Investments is also a member of the National Futures Association ("NFA").

     The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts have been eliminated in consolidation.

     The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ended December 31, 2008. The interim financial statements should be read in connection with the audited financial statements and footnotes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Reclassifications

     Certain items in the 2007 unaudited condensed consolidated financial statements have been reclassified to conform to the presentation in the 2008 unaudited condensed consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

Restatement

     As previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, the Company restated its financial statements to change how marketable securities received as compensation for investment banking services were reflected in its financial statements. Additionally, as previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, the Company revised its financial statements to remove the effects of a policy under which the Company reduced the market value of investments in restricted stock by 25% to reflect such restrictions.

     The net effect of the restatements on the Company’s statement of operations for the three months ended March 31, 2007 was as follows:

	As Reported - Three Months Ended March 31, 2007
		Net Effect of Restate- ments

			Restated
Statement of Operations:
Success fees	$1,598.2	21.0	$1,619.2
Total revenues	$12,019.2	21.0	$12,040.2
Income from operations	$36.7	21.0	$57.7
Income before income taxes	$37.8	21.0	$58.8
Net income	$37.8	21.0	$58.8
Net loss per share - basic	$0.00		$0.00
Wt. avg. shares outstanding - basic	54,729.9		54,729.9
Net loss per share - diluted	$0.00		$0.00
Wt. avg. shares outstanding - diluted	56,275.1		56,275.1

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

New Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, "Effective Date of FASB Statement No. 157," which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Upon adoption, the provisions of SFAS No. 157 are to be applied prospectively with limited exceptions. This statement, as it relates to financial assets and liabilities became effective for the Company on January 1, 2008, and its adoption did not have a material effect on the Company’s Consolidated Financial Statements.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS No. 159 became effective for the Company on January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on the Company’s Consolidated Financial Statements.

     In May 2007, the FASB issued FSP FIN No. 46R-7, “Application of FASB Interpretation No. 46(R) to Investment Companies." FSP FIN No. 46R-7 amends the scope of the exception to FIN No. 46R to state that investments accounted for at fair value in accordance with the specialized accounting guidance in the American Institute of Certified Public Accountants Audit and Accounting Guide, Investment Companies, are not subject to consolidation under FIN No. 46R. This interpretation is effective for fiscal years beginning on or after December 15, 2007. The adoption of FSP FIN No. 46R-7 did not have a material impact on the Company’s consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations" ("SFAS No. 141R"). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No.141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. The Company is currently evaluating the requirements of SFAS No. 141R.

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

     In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other generally accepted accounting principles. The Company is currently evaluating the requirements of FSP FAS 142-3.

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

     The Company and National announced on May 12, 2008, that the approvals by FINRA have been received, the Form S-4 Registration Statement filed by National was declared effective by the SEC on May 9, 2008 and the Company’s stockholder meeting to approve the merger has been scheduled for June 13, 2008. Additionally, the $3.0 million private placement by National has been completed, as required by conditions to close the previously announced merger.

3. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

     Securities owned and securities sold, not yet purchased are presented at fair value. Fair value is defined as the price at which an asset would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Assets and liabilities recorded at fair value in the condensed consolidated statement of financial condition are categorized based upon a three level classification, defined by SFAS No. 157, as follows:

     Level 1 — Fair value measurements are based upon unadjusted, quoted prices in active markets for identical assets or liabilities. The Company carried investments in corporate equity securities and municipal bonds listed in active markets at Level 1 fair value at March 31, 2008 and December 31, 2007.

     Level 2 — Fair value measurements are based upon inputs (other than quoted prices included in Level 1), which are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life. The Company carried stock warrants for which there are market-based implied volatilities, unregistered common stock and thinly-traded common stock at Level 2 fair value at March 31, 2008 and December 31, 2007.

     Level 3 — Fair value measurements that have no directly observable and reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The Company did not carry any financial assets or liabilities at Level 3 fair value at March 31, 2008 or December 31, 2007.

     The following tables present financial assets and liabilities measured at fair value on a recurring basis, based upon the lowest level of significant input to the valuations at March 31, 2008 and December 31, 2007 (in thousands):

	Fair Values at March 31, 2008
	Level 1	Level 2	Level 3	Total
Corporate equities	$106.7	$7.7	$-	$114.4
Municipal bonds	283.1	-	-	283.1
Restricted corporate equities	-	97.1	-	97.1
Stock purchase warrants	-	-	-	-
Corporate equities - sold, not yet purchased	(52.8)	(3.0)	-	(55.8)
	$337.0	$101.8	$-	$438.8

	Fair Values at December 31, 2007
	Level 1	Level 2	Level 3	Total
Corporate equities	$211.4	$4.5	$-	$215.9
Municipal bonds	605.0	-	-	605.0
Restricted corporate equities	-	205.2	-	205.2
Stock purchase warrants	-	242.9	-	242.9
Corporate equities - sold, not yet purchased	(177.4)	-	-	(177.4)
	$639.0	$452.6	$-	$1,091.6

     Liabilities measured at fair value on a recurring basis consisted of Securities sold, not yet purchased which are categorized as Level 1, with the exception of two thinly traded securities, which are categorized as Level 2 at March 31, 2008. The fair value of Securities sold, not yet purchased as of March 31, 2008 and December 31, 2007 was approximately $55.8 thousand and $177.4 thousand, respectively.

4. PROPERTY AND EQUIPMENT

At March 31, 2008 and December 31, 2007, property and equipment, net consisted of the following:

	March 31,	December 31,
	2008	2007
Furniture and fixtures	$90.8	$90.8
Equipment	826.9	791.4
Capital leases - computer
equipment	1,266.5	1,193.7
Leasehold improvements	174.8	174.8
Software	275.4	257.8
	2,634.4	2,508.5
Less: accumulated depreciation	(1,825.7)	(1,707.7)
Property and equipment, net	$808.7	$800.8

     The Company acquired $72.8 thousand and $47.2 thousand of computer equipment under capital leases in the three months ended March 31, 2008 and 2007, respectively.

     The Company recorded depreciation expense of $117.9 thousand and $111.4 thousand in the three months ended March 31, 2008 and 2007, respectively.

5. CUSTOMER RELATIONSHIPS

     At March 31, 2008, customer relationships totaled $3.1 million, net of accumulated amortization of $1.8 million. At December 31, 2007 customer relationships totaled $3.3 million, net of accumulated amortization $1.6 million.

     Acquired customer relationships are amortized using the straight-line method over their estimated useful lives, which coincide with their expected revenue-generating lives, ranging from five to ten years. The Company recorded amortization expense of $207.0 thousand in the three months ended March 31, 2007 and 2006.

6. EARNINGS (LOSS) PER SHARE

     The Company calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. In accordance with SFAS No. 128, basic earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding and diluted earnings per share is computed using the weighted average number of shares of common stock and the dilutive effect of options and warrants outstanding, using the "treasury stock" method, as follows:

	Three Months Ended
	March 31,
	2008	2007
Weighted average shares outstanding - basic	55,007.5	54,729.9
Effect of dilutive stock options and warrants	-	1,545.2
Weighted average shares outstanding - diluted	55,007.5	56,275.1

     As of March 31, 2008, the Company had 19.7 million stock options and warrants outstanding, all of which have been excluded from the computation of diluted earnings per share because they were anti-dilutive. As of March 31, 2007, the Company had 18.5 million stock options and warrants outstanding, 8.8 million of which have been excluded from the computation of diluted earnings per share because they were anti-dilutive.

7. COMMITMENTS AND CONTINGENCIES

Clearing Agreements

     As consideration for certain incentives received at the inception of one of the Company’s clearing agreements, the Company would be required to pay a termination fee in the event vFinance Investments terminates the clearing agreement. This fee is reduced annually on a pro rata basis over the five year term of the clearing agreement. As of March 31, 2008, the contingent obligation of the Company associated with this clearing agreement was $340.0 thousand.

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

     In November 2007, Nupetco Associates, LLC filed a customer arbitration action (FINRA Case No. 07-03152) with FINRA naming vFinance Investments as a co-respondent. Nupetco Associates, LLC alleges violations of various state and federal securities laws. Nupetco Associates, LLC seeks compensatory damages of approximately $500.0 thousand against vFinance Investments in addition to costs, attorneys fees and punitive damages. vFinance Investments has filed an answer and affirmative defenses and has requested discovery from the arbitration claimant. vFinance Investments intends to vigorously defend the arbitration.

     On January 3, 2008, the SEC issued and Order Instituting Administrative Proceedings against vFinance Investments, Richard Campanella and a registered representative of vFinance Investments, alleging that they violated federal securities laws by failing to preserve and produce customer correspondence of the registered representative. The registered representative terminated his employment with the Company on August 4, 2006, and has not been associated with the Company since that date. The Company and Mr. Campanella will likely assert as a defense that Mr. Campanella complied to the best of his ability in a timely manner with the SEC’s requests for documents; however, the Company and Mr. Campanella have not filed an answer responding to the specific allegations in the Order. The Company and Mr. Campanella intend to vigorously defend against the allegations.

     On January 24, 2008, the Company received a complaint in a civil case (Case No. 50-2008-CA-001703-XXXX-MB, 15th Judicial Circuit Court, Palm Beach County, Florida) from Harry Konig, a former employee. Mr. Konig claims that the Company breached the employment agreement entered into with Mr. Konig on November 2, 2004, specifically with regard to the payment of his incentive compensation and the issuance of options. Mr. Konig contends that he is owed $280,000 as incentive compensation and options to purchase 350,000 shares of the Company’s common stock. In addition, Mr. Konig is seeking costs and attorney’s fees incurred for this action. The Company is evaluating the merits of the claims and intends to defend vigorously against Mr. Konig’s claims.

     On March 4, 2008 the Company received a customer arbitration action (FINRA Case No.08-00472) from Claimants, Donald and Patricia Halfmann. Under FINRA's Code of Arbitration Procedure, vFinance is not required to file a responsive pleading until April 18, 2008. The Halfmanns’ Statement of Claim alleges that Jeff Lafferty, a former broker working for vFinance Investments, opened accounts for the Halfmanns and misappropriated approximately $110,000 of the Halfmanns' funds via check alteration and forgery while he was employed by vFinance as the Halfmanns’ financial advisor. The Halfmanns also contend vFinance is liable for an additional $150,000 for investments made by the Halfmanns directly with Jeff Lafferty after their account transferred out of vFinance and after Lafferty's resignation from vFinance, with a form U-5 filed with NASD by vFinance on August 27, 2004. Finally, the Halfmanns’ Statement of Claim requests punitive damages, costs and attorney's fees incurred for this action. While vFinance intends to vigorously defend against the allegations made in the Halfmanns’ Statement of Claim, a prediction of the likely outcome cannot be made at this time.

     On or about February 28, 2005, Knight Equity Markets, LP ("Knight") filed an arbitration action (NASD Case No. 05-01069) against vFinance Investments, claiming that vFinance Investments received roughly $6.5 million in dividends that allegedly belong to Knight. vFinance Investments asserts that the dividends actually went to two of its clients, Pearl Securities LLC ("Pearl Securities") and Michael Balog, and that vFinance Investments has no liability. vFinance Investments filed third party claims against Pearl Securities and Michael Balog to bring all of the parties into the action. Knight was seeking approximately $6.5 million in damages plus costs, attorney fees and punitive damages. In January 2008, the Company settled this claim for $325.0 thousand in cash.

     The Company engaged in a number of other legal proceedings incidental to the conduct of its business. These claims aggregate a range of $25.0 thousand to $280.0 thousand.

     As of Mach 31, 2008 and December 31, 2007, the Company had accrued approximately $75.0 thousand and $70.0 thousand, respectively, to provide for these matters. In 2005 the Company acquired an errors and omissions policy for certain future claims in excess of the policy's $75.0 thousand per claim deductible, up to an aggregate of $1.0 million. While the Company will vigorously defend itself in these matters, and will assert insurance coverage and indemnification to the maximum extent possible, there can be no assurance that these lawsuits and arbitrations will not have a material adverse impact on its financial position.

8. SUBSEQUENT EVENTS

Private Placement of Equity Securities

     On May 5, 2008, the Company completed a private sale of 300,000 shares of its common stock to an investor at a price of $0.17 per share. This resulted in an increase in Additional paid in capital after legal expenses of $46,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under Item 1. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.

     We have restated certain amounts in our unaudited condensed consolidated statements of income for the three months ended March 31, 2007, as a result of comments from the SEC, as discussed in Note 1 to our Unaudited Condensed Consolidated Financial Statements contained herein.

     In addition to the aforementioned restatement, certain reclassifications of amounts previously reported have been made to the accompanying Consolidated Financial Statements in order to maintain consistency and comparability between periods presented.

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

     The Company and National announced on May 12, 2008, that the approvals by FINRA have been received, the Form S-4 Registration Statement filed by National was declared effective by the SEC on May 9, 2008 and the Company’s stockholder meeting to approve the merger has been scheduled for June 13, 2008. Additionally, the $3.0 million private placement by National has been completed, as required by conditions to close the previously announced merger.

     For additional information regarding this transaction, see Note 2 to our Unaudited Condensed Consolidated Financial Statements contained herein and the section entitled "Item 1. Business - Recent Developments," to our Annual Report on Form 10-K for the year ended December 31, 2007.

     The following table and discussion summarizes the changes in major revenue and expense categories for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
		2007 (Restated and Revised)

	2008		Change	% Chg.
Revenues:
Commissions - agency	$5,949.4	$5,629.2	$320.2	5.7%
Trading profits	3,039.3	3,596.3	(557.0)	(15.5)%
Success fees	1,033.7	1,619.2	(585.5)	(36.2)%
Other brokerage related income	1,178.1	1,152.9	25.2	2.2%
Consulting fees	140.8	18.5	122.3	661.1%
Other	227.0	24.1	202.9	841.9%
Total revenues	11,568.3	12,040.2	(471.9)	(3.9)%
Compensation, commissions and benefits	9,890.9	9,662.6	228.3	2.4%
Clearing and transaction costs	1,000.7	1,104.1	(103.4)	(9.4)%
General and administrative costs	681.4	656.7	24.7	3.8%
Occupancy and equipment costs	305.0	240.7	64.3	26.7%
Depreciation and amortization	324.9	318.4	6.5	2.0%
Total operating costs	12,202.9	11,982.5	220.4	1.8%
Income (loss) from operations	(634.6)	57.7	(692.3)	(1199.8)%

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

STATEMENT OF OPERATIONS

Revenues

     Total revenues for the three months ended March 31, 2008 decreased 4%, or $471.9 thousand, compared to the three months ended March 31, 2007. The $471.9 thousand decrease is attributable primarily to lower trading profits and success fees from investment banking, which decreased by 16% and 36%, respectively. Trading profits decreased primarily as a result of unfavorable market conditions. Success fees decreased primarily because the results of the three months ended March 31, 2007 included fees from a substantial deal that did not recur in the three months ended March 31, 2008 and because unrealized losses on securities received as compensation for investment banking services increased by approximately $357.2 thousand in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Partially offsetting these decreases were a 6% increase in agency commissions, a 2% increase in other brokerage related income and increases in consulting and other revenues. Agency commissions and brokerage related income increased primarily as a result of the addition of brokers over the past year. Increased consulting fees and other income resulted from an increase in investment banking advisory projects and other activities that had minimal activity in the three months ended March 31, 2007.

Operating Expenses Compensation, commissions and benefits.

     Compensation, commissions and benefits for the three months ended March 31, 2008 increased $228.3 thousand, or 2%, compared to the three months ended March 31, 2007. Commissions are correlated with our revenues, primarily agency commissions, trading profits and success fees from investment banking. Compensation, commissions and benefits for the three months ended March 31, 2008 increased primarily as a result of a $266.5 thousand increase in compensation paid for referrals of investment banking business.

Clearing and transaction costs.

     Clearing and transaction costs for the three months ended March 31, 2008 decreased $103.4 thousand, or 9%, compared to the three months ended March 31, 2007, primarily as a result of decreases in average clearing and transaction costs under our clearing agreements.

General and administrative costs.

     General and administrative costs for the three months ended March 31, 2008 increased $24.7 thousand, or 4%, compared to the three months ended March 31, 2007. During the three months ended March 31, 2008, a $179.8 thousand increase in legal fees, litigation and arbitration expenses and settlement costs was partially offset by a $129.9 thousand decrease in third party research costs and additional decreases in contract labor expenses, consulting and other professional fees.

Occupancy and equipment costs.

     Occupancy and equipment costs for the three months ended March 31, 2008 increased $64.3 thousand, or 27%, compared to the three months ended March 31, 2007, primarily because we did not reduce occupancy costs for sublease income in March 2008, after the sublessee that occupied 14,000 square feet of office space we assumed in the Sterling Financial Acquisition became insolvent and vacated the premises.

Depreciation and amortization.

     Depreciation and amortization for the three months ended March 31, 2008 increased $6.5 thousand, or 2%, compared to the three months ended March 31, 2007, primarily as a result of depreciation expense related to recent property, plant and equipment additions, including equipment under capital leases.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have satisfied our liquidity and regulatory capital needs through the issuance of equity and debt securities. As of March 31, 2008, liquid assets consisted primarily of cash and cash equivalents of $4.7 million and marketable securities of $397.1 thousand, for a total of $5.1 million, which is $1.2 million less than the $6.3 million in liquid assets as of December 31, 2007. As of March 31, 2008, we had long-term capital lease obligations of $298.3 thousand, net of current obligations of $240.2 thousand.

     Both vFinance Investments and EquityStation are subject to the SEC Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1 (and the rule of the "applicable" exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At March 31, 2008, vFinance Investments had net capital of $1.57 million, which was $565.1 thousand in excess of its required net capital of $1.0 million. EquityStation had net capital of $342.8 thousand that was $242.8 thousand in excess of its required net capital of $100.0 thousand.

     vFinance Investments' percentage of aggregate indebtedness to net capital was 250.0% in March 2008. EquityStation's percentage of aggregate indebtedness to net capital was 83.7% in March 2008. vFinance Investments and EquityStation qualify under the exemptive provisions of rule 15c3-3 under Section (k)(2)(ii) of the rule, as they do not carry security accounts of customers or perform custodial functions related to customer securities.

     Cash and cash equivalents (decreased) increased by $(767.4) thousand and $1.0 million during the three months ended March 31, 2008 and 2007, respectively. The major components of these changes are discussed below.

     Cash (used in) provided by operating activities for the three months ended March 31, 2008 was $(711.3) thousand compared to $1.1 million for the three months ended March 31, 2007, for a decrease of $1.8 million. Cash provided by (used in) operating activities includes net income adjusted for non-cash items and the effects of changes in working capital including changes in working capital related to investment security positions. Cash provided by (used in) by operating activities decreased for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily as a result of a $679.1 thousand decrease in net income and changes in working capital, particularly accrued expenses and securities sold, not yet purchased. Included in this use of cash were payments totaling approximately $475.0 thousand in connection with litigation and arbitration settlements. Working capital also changed as a result of a decrease in accrued compensation, resulting from the decrease in revenue. Partially offsetting these factors was an increase in cash generated from securities owned during the three months ended March 31, 2008.

     Cash used in investing activities for the three months ended March 31, 2008 increased to $53.0 thousand compared to $23.0 thousand for the three months ended March 31, 2007 and consisted of capital expenditures in both periods. In addition to these capital expenditures, we also acquired $72.8 thousand and $47.2 thousand of computer equipment under capital leases in the three months ended March 31, 2008 and 2007, respectively.

     Cash used in financing activities for the three months ended March 31, 2008 decreased to $3.1 thousand compared to $62.7 thousand for the three months ended March 31, 2007 as a result of $75.7 thousand in cash proceeds received as a result of the exercises of warrants to purchase our common stock, partially offset by a $16.1 thousand increase in capital lease payments resulting from computer equipment acquired under capital leases in recent period.

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

PART II. OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS

     On January 3, 2008, the SEC issued and Order Instituting Administrative Proceedings against vFinance Investments, Richard Campanella and a registered representative of vFinance Investments, alleging that they violated federal securities laws by failing to preserve and produce customer correspondence of the registered representative. The registered representative terminated his employment with the Company on August 4, 2006, and has not been associated with the Company since that date. The Company and Mr. Campanella will likely assert as a defense that Mr. Campanella complied to the best of his ability in a timely manner with the SEC’s requests for documents; however, the Company and Mr. Campanella have not filed an answer responding to the specific allegations in the Order. The Company and Mr. Campanella intend to vigorously defend against the allegations.

     On January 24, 2008, the Company received a complaint in a civil case (Case No. 50-2008-CA-001703-XXXX-MB, 15th Judicial Circuit Court, Palm Beach County, Florida) from Harry Konig, a former employee. Mr. Konig claims that the Company breached the employment agreement entered into with Mr. Konig on November 2, 2004, specifically with regard to the payment of his incentive compensation and the issuance of options. Mr. Konig contends that he is owed $280,000 as incentive compensation and options to purchase 350,000 shares of the Company’s common stock. In addition, Mr. Konig is seeking costs and attorney’s fees incurred for this action. The Company is evaluating the merits of the claims and intends to defend vigorously against Mr. Konig’s claims.

     On March 4, 2008 the Company received a customer arbitration action (FINRA Case No.08-00472) from Claimants, Donald and Patricia Halfmann. Under FINRA's Code of Arbitration Procedure, vFinance is not required to file a responsive pleading until April 18, 2008. The Halfmanns’ Statement of Claim alleges that Jeff Lafferty, a former broker working for vFinance Investments, opened accounts for the Halfmanns and misappropriated approximately $110,000 of the Halfmanns' funds via check alteration and forgery while he was employed by vFinance as the Halfmanns’ financial advisor. The Halfmanns also contend vFinance is liable for an additional $150,000 for investments made by the Halfmanns directly with Jeff Lafferty after their account transferred out of vFinance and after Lafferty's resignation from vFinance, with a form U-5 filed with NASD by vFinance on August 27, 2004. Finally, the Halfmanns’ Statement of Claim requests punitive damages, costs and attorney's fees incurred for this action. While vFinance intends to vigorously defend against the allegations made in the Halfmanns’ Statement of Claim, a prediction of the likely outcome cannot be made at this time.

     On or about February 28, 2005, Knight Equity Markets, LP ("Knight") filed an arbitration action (NASD Case No. 05-01069) against vFinance Investments, claiming that vFinance Investments received roughly $6.5 million in dividends that allegedly belong to Knight. vFinance Investments asserts that the dividends actually went to two of its clients, Pearl Securities LLC ("Pearl Securities") and Michael Balog, and that vFinance Investments has no liability. vFinance Investments filed third party claims against Pearl Securities and Michael Balog to bring all of the parties into the action. Knight was seeking approximately $6.5 million in damages plus costs, attorney fees and punitive damages. In January 2008, the Company settled this claim for $325.0 thousand in cash.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On February 28, 2008, the Company issued a total of 500,000 shares of common stock to two investors in connection with the exercise of warrants. The exercise price of these warrants was $0.15 per share. The Company received a total of $75,000 in exchange for the shares of common stock. The Company issued the shares pursuant to the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     On February 28, 2008, the Company issued 5,190 shares of common stock to one investor in connection with the exercise of warrants. The exercise price of these options was $0.11 per share. The Company received a total of $571 in exchange for the shares of common stock. The Company issued the shares pursuant to the exemption under Section 4(2) of the Securities Act of 1933, as amended.

     On May 5, 2008, the Company completed a private placement of 300,000 shares of common stock to one investor at a price of $0.17 per share. The Company received a total of $51,000 in exchange for the shares of common stock. The Company issued the shares pursuant to the exemption under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

ITEM 6.	EXHIBITS

Number of
Exhibit	Exhibit Description

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.**
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.**
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.**
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002.**

** Filed herewith.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

Chairman of the Board and Chief
/s/ Leonard J. Sokolow	Executive Officer
--------------------------------	(Principal Executive Officer)	May 15, 2008
Leonard J. Sokolow

/s/ Alan B. Levin	Chief Financial Officer and (Principal
--------------------------------	Financial and Accounting Officer)	May 15, 2008
Alan B. Levin